Form 10-K
period 2012-12-31
NCL CORP Ltd.
filed 2013-02-20
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-128780

NCL CORPORATION LTD.

(Exact name of registrant as specified in its charter)

Bermuda	20-0470163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7665 Corporate Center Drive, Miami, Florida 33126

(Address of principal executive offices) (zip code)

(305) 436-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 21,000,000 ordinary shares outstanding as of February 15, 2013.

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to, prior to the consummation of the IPO, NCL Corporation Ltd. and its subsidiaries and after the IPO, Norwegian Cruise Line Holdings Ltd., or “NCLH” and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and its subsidiaries (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors and “NCL America” or “NCLA” refers to our U.S.-flagged operations, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of NCL Investment Limited, NCL Investment II Ltd., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P. and AIF VI NCL (AIV IV), L.P., AAA Guarantor Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking I, L.P., TPG Viking II, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates), and (vii) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone. Unless otherwise indicated, in this annual report, the following terms have the meanings set forth below:

•

Adjusted EBITDA. EBITDA adjusted for other income (expense), impairment loss and other supplemental adjustments (we refer you to “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a calculation of Adjusted EBITDA).

•	Adjusted EBITDA Margin. Adjusted EBITDA as a percentage of total revenue.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time. A ship is “chartered-in” by an end user and “chartered-out” by the provider of the ship.

•

Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•

Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	IPO. The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Major North American Cruise Brands. Norwegian Cruise Line, Carnival Cruise Lines, Royal Caribbean International, Holland America, Princess Cruises and Celebrity Cruises.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	SEC. U.S. Securities and Exchange Commission.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Industry and Market Data

This annual report includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from Cruise Lines International Association (“CLIA”) and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising. All CLIA information, obtained from the CLIA website “cruising.org,” relates to CLIA member lines, which represent 26 of the major North American cruise lines including Norwegian, which together represented 97% of the North American cruise capacity as of December 31, 2012. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market position. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, our estimates have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A—Risk Factors” and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•

the adverse impact of the worldwide economic downturn and related factors such as high levels of unemployment and underemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies as well as non-cruise vacation alternatives which may affect our ability to compete effectively;

•

our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt, repay our credit facilities if payment is accelerated and incur substantial indebtedness in the future;

•	changes in fuel prices or other cruise operating costs;

•	the risks associated with operating internationally;

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•

the impact of volatility and disruptions in the global credit and financial markets which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel that may affect consumer demand for cruises such as terrorist acts, acts of piracy, armed conflict and other international events;

•	the impact of any future changes relating to how travel agents sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of the spread of contagious diseases;

•

accidents and other incidents affecting the health, safety, security and vacation satisfaction of guests or causing damage to ships, which could cause the modification of itineraries or cancellation of a cruise or series of cruises;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•

our ability to attract and retain key personnel and qualified shipboard crew, maintain good relations with employee unions, maintain or renegotiate our collective bargaining agreements on favorable terms and prevent any disruptions in work;

•	the continued availability of attractive port destinations;

•	the control of our Company by certain of our shareholders whose interests may not continue to be aligned with ours;

•	the impact of problems encountered at shipyards, as well as, any potential claim, impairment loss, cancellation or breach of contract in connection with our contracts with shipyards;

•	changes involving the tax, environmental, health, safety, security and other regulatory regimes in which we operate;

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the lack of acceptance of new itineraries, products or services by our targeted guests;

•	our ability to implement brand strategies and our shipbuilding programs, and to continue to expand our brands and business worldwide;

•	the costs of new initiatives and our ability to achieve expected cost savings from our new initiatives;

•	changes in interest rates and/or foreign currency rates;

•	increases in our future fuel expenses related to implementing IMO regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

•	the delivery schedules and estimated costs of new ships on terms that are favorable or consistent with our expectations;

•	the impact of pending or threatened litigation and investigations;

•	the impact of changes in our credit ratings;

•	the possibility of environmental liabilities and other damage that is not covered by insurance or that exceeds our insurance coverage;

•	our ability to attain and maintain any price increases for our products;

•	the impact of delays, costs and other factors resulting from emergency ship repairs as well as scheduled repairs, maintenance and refurbishment of our ships;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations;

•	the impact of weather and natural disasters; and

•	other factors set forth under “Risk Factors.”

The above examples are not exhaustive and new risks emerge from time to time. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this annual report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based.

PART I.

Item 1. Business

History and Development of the Company

Norwegian Cruise Line commenced operations out of Miami in 1966. In February 2000, Genting HK acquired control of and subsequently became the sole owner of the Norwegian Cruise Line operations.

In January 2008, the Apollo Funds acquired 50% of the outstanding ordinary share capital of NCLC. As part of this investment, the Apollo Funds assumed control of NCLC’s Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of NCLC’s outstanding share capital from the Apollo Funds. As a result of the aforementioned transactions, the relative ownership percentages of NCLC’s ordinary shares were as follows: Genting HK (50.0%), the Apollo Funds (37.5%) and the TPG Viking Funds (12.5%).

Our Sponsors

Apollo

Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2012, Apollo had assets under management of $113 billion invested in its private equity, capital markets and real estate businesses. Apollo owns a controlling interest in Prestige Cruises International, Inc. which operates through two distinct upscale cruise brands, Oceania Cruises and Regent Seven Seas Cruises. Investment funds managed by Apollo also have current and past investments in other travel and leisure companies, including Caesars Entertainment, Great Wolf Resorts, Vail Resorts, AMC Entertainment, Wyndham International and other hotel properties.

TPG

TPG is a leading global private investment firm founded in 1992 with more than $54.5 billion of assets under management as of September 30, 2012. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, joint ventures and restructurings. TPG seeks to invest in world-class franchises across a range of industries. Prior and current investments include Alltel, Burger King, Caesars Entertainment, Continental, Fairmont Raffles, Hotwire, J. Crew, Neiman Marcus, Sabre, Seagate, Texas Genco, Energy Future Holdings (formerly TXU) and Univision.

Genting HK

Genting HK was founded in 1993 and through its subsidiary, Star Cruises Asia Holding Ltd., operates a leading cruise line in the Asia-Pacific region. Its headquarters are located in Hong Kong and it is represented in more than 20 locations worldwide, with offices and representatives in Asia, Australia, Europe, United Arab Emirates and the U.S. Genting HK currently has a fleet of five ships, which offer various cruise itineraries in the Asia-Pacific region.

Corporate Reorganization

In February 2011, NCLH, a Bermuda exempted limited liability company, was formed with the issuance of 10,000 ordinary shares at $.001 per share. On January 24, 2013, NCLH completed the IPO. In connection with the consummation of the IPO, NCLC’s ordinary shares were exchanged for the ordinary shares of NCLH’s, and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and the IPO. Following the IPO, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (43.4%), the Apollo Funds (32.5%), the TPG Viking Funds (10.8%) and public shareholders (13.3%). NCLH is treated as a corporation for U.S. federal income tax purposes.

NCLC is treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) are set forth in an amended and restated tax agreement for NCLC. Economic interests in NCLC are represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.” The NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) currently represent a 97.3% economic interest in NCLC.

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under the Profits Sharing Agreement to management (or former management) of NCLC, including the Ordinary Profits Units described below in “Compensation Discussion & Analysis,” were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the Profits Sharing Agreement as “Management NCL Corporation Units”. The Management NCL Corporation Units received upon the exchange of outstanding profits interests are subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged. The Management NCL Corporation Units issued in exchange for the profits interests currently represent a 2.7% economic interest in NCLC.

NCL Corporation Units are not transferrable without NCLH’s prior consent and do not entitle the holders to any voting, pre-emptive, or sinking fund rights. Any distributions (other than the tax distributions described below) made by NCLC are allocated on a pro rata basis to NCLH and the holders of the Management NCL Corporation Units, based upon the total number of NCL Corporation Units (including Management NCL Corporation Units) outstanding. Distributions by NCLC to NCLH or holders of Management NCL Corporation Units do not entitle holders of ordinary shares of NCLH to any portion of such distribution or to any additional distribution by NCLH.

NCLC does not have any current plans to make any distributions, other than tax distributions which may occur in the future. To the extent funds are legally available, NCLC will make cash distributions, which we refer to as “tax distributions,” to holders of the NCL Corporation Units (including the Management NCL Corporation Units) if ownership of the NCL Corporation Units gives rise to U.S. taxable income for the holder. The U.S. taxable income attributable to NCLH’s ownership of NCL Corporation Units may be different from the relative U.S. taxable income attributable to the Management NCL Corporation Units. In that case, tax distributions may be made on a non-pro rata basis with the holders of Management NCL Corporation Units possibly receiving relative tax distributions greater than the tax distributions received by NCLH.

Holders of NCL Corporation Units (including the Management NCL Corporation Units prior to exchange for ordinary shares of NCLH, as described below) may be entitled to recover on account of the economic interest represented by those units in a bankruptcy or other insolvency event of NCLC or NCLH (even if NCLH incurs debt or other claims that are senior to its ordinary shares). In contrast, the rights of the holders of NCLH’s ordinary shares will be potentially junior to the debt or senior claims (if any) incurred by NCLH in a bankruptcy or other insolvency event. In this respect, the NCL Corporation Units (including the Management NCL Corporation Units) may be considered, in some cases, to be potentially structurally superior to those of the holders of ordinary shares of NCLH in a bankruptcy or other insolvency event for NCLH and NCLC.

Subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units will have the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for ordinary shares of NCLH at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. Any non-pro rata tax distributions made to a Management NCL Corporation Unit Holder will reduce the amount of NCLH’s ordinary shares (or cash) that the holder would otherwise receive upon exchange. The exchange right described above is subject to (i) the filing and effectiveness of an applicable registration statement by NCLH that, in its determination, contains all the information which is required to effect a registered sale of its ordinary shares and (ii) all applicable legal and contractual restrictions, including those imposed by the lock-up agreements described elsewhere in this annual report. NCLH has reserved for issuance a number of its ordinary shares corresponding to the number of Management NCL Corporation Units to be outstanding. Following the expiration of 180-day lock-up agreements entered into in connection with the IPO, NCLH intends to file a registration statement with the SEC to register on a continuous basis the issuance of the ordinary shares to be received by the holders of Management NCL Corporation Units who elect to exchange.

If and when any holder of a Management NCL Corporation Unit exchanges such unit for one of NCLH’s ordinary shares (or a cash payment equal to the value of one of its ordinary shares), the relative economic interests of the exchanging NCL Corporation Unit holder and the holders of ordinary shares of NCLH will not be altered. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted options to acquire its ordinary shares to our management team under its new long-term incentive plan.

NCLH’s executive officers and directors are the same as the executive officers and directors of NCLC in effect immediately prior to the Corporate Reorganization. Within 90 days following the consummation of the IPO, our board of directors (“Board of Directors”) will consist of nine directors, including five directors designated by the Apollo Funds, two directors designated by Genting HK and two independent directors (one designated by the Apollo Funds and one designated by Genting HK). We refer you to “Item 13— Certain Relationships and Related Transactions, and Director Independence.”

Additional Information

We are incorporated under the laws of Bermuda. Our registered offices are located at Cumberland House, 9th Floor, 1 Victoria Street, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. The website for Norwegian Cruise Line is located at www.investor.ncl.com. Information contained on our websites is not incorporated by reference into this or any other report filed with or furnished to the Securities and Exchange Commission. Daniel S. Farkas, the Company’s Senior Vice President and General Counsel, is our agent for service of process at our principal executive offices.

Our Company

We are a leading global cruise line operator, offering cruise experiences for travelers with a wide variety of itineraries in North America (including Alaska and Hawaii), the Mediterranean, the Baltic, Central America, Bermuda and the Caribbean. We strive to offer an innovative and differentiated cruise vacation with the goal of providing our guests the highest levels of overall satisfaction on their cruise experience. In turn, we aim to generate the highest guest loyalty and greatest numbers of repeat guests. We created a distinctive style of cruising called “Freestyle Cruising” onboard all of our ships, which we believe provides our guests with the freedom and flexibility associated with a resort style atmosphere and experience as well as more dining options than a traditional cruise. We established the very first private island developed by a cruise line in the Bahamas with a diverse offering of activities for guests. We are also the only cruise line operator to offer an entirely inter-island itinerary in Hawaii.

By providing such a distinctive experience and appealing combination of value and service, we straddle both the contemporary and premium segments. As a result, we have been recognized for our achievements as the recipient of multiple honorary awards mainly consisting of reviews tabulated from the readers of travel periodicals such as Travel Weekly, Condé Nast Traveler, and Travel + Leisure. We were rated as the favorite cruise line by Budget Travel, and best for family cruises by Family Circle, Yahoo! Travel, and Today Travel. In addition, we were recognized as Europe’s leading cruise line five years in a row by the World Travel Awards and identified as the cruise line with the best use of a social media platform by Travel + Leisure. Our newest ship, Norwegian Epic, was recognized as “Best Overall Individual Cruise Ship” by the Travel Weekly Readers’ Choice Awards two years in a row.

We offer a wide variety of cruises ranging in length from one day to three weeks. During 2012, we docked at approximately 114 ports worldwide, with itineraries originating from 15 ports of which 11 are in North America. In line with our strategy of innovation, many of these North American ports are part of our “Homeland Cruising” program in which we have homeports that are close to major population centers, such as New York, Boston and Miami. This reduces the need for vacationers to fly to distant ports to embark on a cruise and helps reduce our guests’ overall vacation cost. We offer a wide selection of exotic itineraries outside of the traditional cruising markets of the Caribbean and Mexico; these include cruises in Europe, including the Mediterranean and the Baltic, Bermuda, Alaska, and the industry’s only entirely inter-island itinerary in Hawaii with our U.S.-flagged ship, Pride of America. This itinerary is unparalleled in the cruise industry, as all other vessels from competing cruise lines are registered outside the U.S. and are required to dock at a distant foreign port when providing their guests with a Hawaii-based cruise itinerary.

Each of our 11 modern ships has been purpose-built to consistently deliver our “Freestyle Cruising” product offering across our entire fleet, which we believe provides us with a competitive advantage. By focusing on “Freestyle Cruising,” we have been able to achieve higher onboard spend levels, greater customer loyalty and the ability to attract a more diverse clientele.

As a result of our strong operating performance over the last four years, the growing demand we see for our distinctive cruise offering, and the rational supply outlook for the industry, we believe that it is an optimal time to add new ships to our fleet. In 2010, we placed an order with Meyer Werft GmbH of Papenburg, Germany (“Meyer Werft”) for two new cruise ships, Norwegian Breakaway and Norwegian Getaway, which are scheduled for delivery in April 2013 and January 2014, respectively, in order to continue to grow the Norwegian brand and drive shareholder value. Most recently, in October 2012, we reached an agreement with Meyer Werft to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet and will be similar in design and innovation to Norwegian Breakaway and Norwegian Getaway. The contract cost of this ship is approximately €698.4 million, or $921.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2012.

As of December 31, 2012, we have one of the most modern fleets of cruise ships in the industry among the Major North American Cruise Brands, with a weighted-average age of 8.1 years. Following the delivery of Norwegian Breakaway and Norwegian Getaway, which are currently under construction, we will have the youngest fleet amongst the North American Cruise Brands. These new ships are the next generation of “Freestyle Cruising” and include some of the most popular elements of our recently delivered ships together with new and differentiated features.

Our senior management team has delivered consistent growth and has driven measurable improvements in operating metrics and cash flow generation across several different operating environments. Under the leadership of our President and Chief Executive Officer, Kevin M. Sheehan, we significantly differentiated the Norwegian brand, largely with the “Freestyle Cruising” concept that accelerated revenue growth and contributed to improving our operating income margins by approximately 1,370 basis points since the beginning of 2008. Our management team was augmented in key areas such as Sales, Marketing, Hotel Operations and Finance and has since implemented major initiatives such as enhancing onboard service and amenities across the fleet, expanding our European presence and overseeing a newbuild program that included the successful launch in June 2010 of our largest ship to date, Norwegian Epic.

Our Industry

We believe that the cruise industry demonstrates the following positive fundamentals:

Strong Growth with Low Penetration and Significant Upside

Cruising is a vacation alternative with broad appeal, as it offers a wide range of products and services to suit the preferences of vacationing guests of all ages, backgrounds and interests. Since 1980, cruising has been one of the fastest growing segments of the North American vacation market. According to CLIA, in 2012 approximately 17.2 million passengers took cruises on CLIA member lines versus 7.2 million passengers in 2000, representing a compound annual growth rate of approximately 7.5%. Based on CLIA’s research, we believe that cruising is under-penetrated and represents approximately 12% of the North American vacation market. As measured in Berths, or room count, the cruise industry is relatively nascent compared to the wide variety of much more established vacation travel destinations across North America.

According to the Orlando/Orange County Convention & Visitors Bureau and the Las Vegas Convention and Visitors Authority, there are approximately 268,000 rooms in just Orlando and Las Vegas combined. By comparison, the estimated Major North American Cruise Brands’ capacity in terms of Berths is approximately 235,500. In addition, according to industry research, only 24% of the U.S. population has ever taken a cruise and we believe this percentage should increase. The European vacation market, the fastest growing market globally, remains under-penetrated by the cruise industry, with approximately 1% of Europeans having taken a cruise in a given year, compared with 3% of the population in the U.S. and Canada. We believe that improving leisure travel trends along with a relatively low supply outlook in the near term from the Major North American Cruise Brands lead to an attractive business environment for our Company to operate in.

Attractive Demographic Trends to Drive Cruising Growth

The cruise market is comprised of a broad spectrum of guests and appeals to virtually all demographic categories. Based on CLIA’s 2011 Cruise Market Profile Study, the target North American cruise market, defined as households with income of $40,000 or more headed by a person who is at least 25 years old, is estimated to be 132.9 million people. Also according to the study, the average cruise customer has a household income of $109,000. It is our belief that “Freestyle Cruising” will help us attract the younger generations who we believe are more likely to enjoy greater levels of freedom from our “Freestyle Cruising” product offering than was traditionally offered within the cruise industry.

Significant Value Proposition and High Level of Guest Satisfaction

We believe that the cost of a cruise vacation, relative to a comparable land-based resort or hotel vacation in Orlando or Las Vegas, offers an exceptional value proposition. When one considers that a typical cruise, for an all-inclusive price, offers its guests transportation to a variety of destinations, hotel-style accommodations, a generous diversity of food choices and a selection of daily entertainment options, this is compelling support for the cruise value proposition relative to other leisure alternatives. Cruises have become even more affordable for a greater number of North American guests over the past few years through the introduction of “Homeland Cruising,” which eliminates the cost of airfare commonly associated with a vacation. According to CLIA’s 2011 study, approximately 70% of persons who have taken a cruise rate cruising as a high-value vacation alternative. In this same survey, CLIA reported that approximately 80% of cruise passengers agree that a cruise vacation is a good way to sample various destinations that they may visit again on a land-based vacation.

High Barriers to Entry

The cruise industry is characterized by high barriers to entry, including the existence of several established and recognizable brands, the large investment to build a new, sophisticated cruise ship, the long lead time necessary to construct new ships and limited newbuild shipyard capacity. Based on new ship orders announced over the past several years, the cost to build a cruise ship can range from approximately $500 million to $1.4 billion or approximately $200,000 to $425,000 per Berth, depending on the ship’s size and quality of product offering. The construction time of a newbuild ship is typically between 27 months to 36 months and requires significant upfront cash payments to fund construction costs before revenue is generated. In addition, the shipbuilding industry is experiencing tightened capacity as the size of ships increases and the industry consolidates, with virtually all new capacity added in the last 20 years having been built by one of three major European shipbuilders.

Varied Segments and Brands

The different cruise lines that make up the global cruise vacation industry have historically been segmented by product offering and service quality into “contemporary,” “premium” and “luxury” brands. The contemporary segment generally includes cruises on larger ships that last seven days or less, provides a casual ambiance and is less expensive on average than the premium or luxury segments. The premium segment is generally characterized by cruises that last from seven to 14 nights with a higher quality product offering than the contemporary segment, appealing to a more affluent demographic. The luxury segment generally offers the highest level of service and quality, with longer cruises on the smallest ships. In classifying our competitors within the Major North American Cruise Brands, the contemporary segment has historically included Carnival Cruise Lines and Royal Caribbean International. The premium segment has historically included Celebrity Cruises, Holland America and Princess Cruises. We believe that we straddle the contemporary and premium segments as well as offer a unique combination of value and leisure services to cruise guests. Our brand offers our guests a rich stateroom mix, which includes single studios, private balconies, and luxury suites with personal butler and concierge service as more recently enhanced by The Haven. As part of our “Freestyle Cruising” experience, we also offer various specialty dining venues, some of which are exclusive to our suite and The Haven guests. Based on fleet counts as of December 31, 2012, the Major North American Cruise Brands together represent approximately 90% of the North American cruise market as measured by total Berths.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Leading Cruise Operator with High-Quality Product Offering

We believe that our modern fleet provides us with operational and strategic advantages as our entire fleet has been purpose-built for “Freestyle Cruising” with a wider range of passenger amenities relative to many of our competitors.

We believe that in recent years the distinction has been blurred between segments of the market historically known as premium and contemporary, with the Major North American Cruise Brands each offering a wide range of onboard experiences across their respective fleets. With the completion of our fleet renewal initiative, we believe that based on a number of different metrics that directly impact a guest’s onboard experience, we compare favorably against the other Major North American Cruise Brands, with many product attributes that are more in line with the premium segment.

• Modern Fleet. With a weighted-average age of 8.1 years as of December 31, 2012 and no ships built before 1998, we have one of the most modern fleets among the Major North American Cruise Brands, which we believe allows us to offer a high-quality passenger experience with a significant level of consistency across our entire fleet.

• Rich Stateroom Mix. As of December 31, 2012, 48% of our staterooms had private balconies representing a higher mix of outside balcony staterooms than the other contemporary brands. In addition, five of our ships offer The Haven, with suites of up to 570 square feet each. Guests staying in The Haven are provided with personal butler service and exclusive access to a private courtyard area with a private pool, sundecks, hot tubs, and a fitness center. Six of our ships also offer luxury garden suites of up to 6,694 square feet, making them the largest accommodations at sea.

• High-Quality Service. We believe we offer a very high level of onboard service and to further enhance this service we have implemented the Norwegian Platinum Standards program. This program introduces specific standards emphasizing dedicated service, consistency in execution, and overall guest satisfaction which we believe will promote customer loyalty.

• Diverse Selection of Premium Itineraries. For 2012, approximately 50% of our itineraries, by Capacity Days, were in more exotic, underpenetrated and less traditional locations, including Alaska, Hawaii, Bermuda and Europe, compared to the other contemporary brands which are focused primarily on itineraries in the Caribbean and Mexico. This mix of destinations is more consistent with the brands in the premium segment, and these itineraries typically attract higher Net Yields than Caribbean and Mexico sailings.

We believe that this high-quality product offering positions us well in comparison to the other Major North American Cruise Brands and provides an opportunity for continued Net Yield growth.

“Freestyle Cruising”

The most important differentiator for our brand is the “Freestyle Cruising” concept onboard all 11 of our ships. The essence of “Freestyle Cruising” is to provide a cruise experience that offers more freedom and flexibility than any other traditional cruise alternative. While many cruise lines have historically required guests to dine at assigned group tables and at specified times, “Freestyle Cruising” offers the flexibility and choice to our guests who prefer to dine when they want, with whomever they want and without having to dress formally. Additionally, we have increased the number of activities and dining facilities available onboard, allowing guests to tailor their onboard experience to their own schedules, desires and tastes.

All of our ships have been custom designed and purpose-built for “Freestyle Cruising,” which we believe differentiates us significantly from our major competitors. We further believe that “Freestyle Cruising” attracts a passenger base that prefers the less structured, resort-style experience of our cruises. Building on the success of “Freestyle Cruising,” we implemented across our fleet “Freestyle 2.0” featuring significant enhancements to our onboard product offering. These enhancements include a major investment in the total dining experience; upgrading the stateroom experience across the ship; new wide-ranging onboard activities for all ages; and additional recognition, services and amenities for premium-priced balcony, suite and The Haven guests. With Norwegian Epic we have enhanced “Freestyle Cruising” by offering what we believe to be unmatched flexibility in entertainment, offering guests a wide variety of activities and performances to choose from at any time of day or night.

Established Brand Recognition

The Norwegian Cruise Line brand is well established in the cruise industry with a long track record of delivering a world class cruise product offering to its guests. We achieve high-quality feedback scores from our guests in the areas of overall service, physical ship attributes, onboard products and services, food and beverage offerings and overall entertainment and land-based excursion quality. Based on recent guest experience and loyalty reports, the quality of our guests’ experience generates high levels of customer loyalty, as demonstrated by the fact that approximately 33% of our guests are repeat guests and 78% say they would recommend Norwegian Cruise Line to their friends and family. Brand recognition is also strong with over 92% of cruisers reporting familiarity with Norwegian. Additionally, our brand is known for freedom, flexibility and choice, all highly valued benefits within the cruise industry demographic.

Strong Cash Flow

Nearly all of our capital expenditures, other than those related to our newbuild projects (which are substantially financed) and the recent renovation of our private island, relate to the maintenance of our modern fleet and shoreside operations, which includes investments in our IT infrastructure and business intelligence systems. We have obtained export credit financing for Breakaway Plus, Norwegian Getaway and Norwegian Breakaway which will fund approximately 80% to 90% of the required pre-delivery and delivery date construction payments; as such, we expect the cost of our newbuild projects to have a minimal impact on our cash flow in the near term.

We are able to generate significant levels of cash flow due to our ability to pre-sell tickets and receive customer deposits with long lead times ahead of sailing. We also offer our guests the ability to advance book and prepay for certain services. In addition, we believe that the favorable U.S. federal income tax regime applicable to international shipping income enhances our cash flow from operations which continues to contribute significantly to deleveraging our balance sheet.

Highly Experienced Management Team

Our senior management team is comprised of executives with an average of 16 years in the cruise, travel, leisure and hospitality-related industries. Our executive team has streamlined our organization and instilled a results-driven management philosophy that promotes direct accountability and a more nimble decision-making culture that contributed in driving approximately 1,370 basis points of operating income margin expansion since the beginning of 2008. We believe our stock incentive plan closely aligns the interest of our management team and our stockholders.

Strong Sponsors with Extensive Industry Expertise

Our Sponsors or their affiliates have extensive experience investing in the cruise, leisure and travel-related industries. Affiliates of the Apollo Funds have invested significant equity and resources to the cruise and leisure industry with its investment in Prestige Cruises International, Inc. which operates through two distinct upscale cruise brands, Oceania Cruises and Regent Seven Seas Cruises. In addition, affiliates of both Apollo and TPG have investments in Caesars Entertainment Corporation (“Caesars Entertainment”), with whom we have created a marketing alliance. Affiliates of TPG are also significant investors in Sabre Holdings, a leading GDS (global distribution system) and parent of Travelocity.com. Genting HK, headquartered in Hong Kong, operates a leading Asian cruise line through its subsidiary, Star Cruises Asia Holding Ltd., with destinations in Malaysia, Singapore, Hong Kong, Taiwan, Japan, Vietnam, China and Thailand. We believe that the synergies and purchasing power obtained through these affiliates have resulted in better price negotiations for us and our affiliates for selected supplies and services.

Our Business Strategies

We seek to attract vacationers by offering new products and services and creating differentiated itineraries in new markets through new and existing modern ships with the aim of delivering a better, value-added, vacation experience to our guests relative to other broad-based or land-based leisure alternatives. Our business strategies include the following:

Attractive Product Offerings

We have a long history of product development and innovation within the cruise industry as one of the most established consumer brands. We became the first cruise operator to purchase a private island in the Bahamas and offer a private beach experience to our guests; and we were the first to introduce a 2,000-Berth megaship into the Caribbean market in 1980. More recently, we pioneered new concepts in cruising over the last decade with the development of “Homeland Cruising” and the launch of “Freestyle Cruising.”

We continued to enhance our product offering with the delivery of Norwegian Epic in June 2010, which offers 21 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. In addition to several differentiated full-service complimentary dining rooms, Norwegian Epic also features specialty restaurants including a classic steakhouse, sushi, Japanese teppanyaki, Brazilian churrascaria, Asian noodle bar, traditional Chinese, fine French and Italian. Guest accommodations on Norwegian Epic include the groundbreaking Studios, 128 staterooms designed for solo travelers centered around the Studio Lounge, a private two-story lounge for studio guests. On its top decks, Norwegian Epic offers a “ship within a ship” in the largest suite complex at sea; The Haven includes two decks with 60 suites and penthouses, a private pool with multiple hot tubs and sundecks, a private fitness center and steam rooms, fine dining in the Epic Club restaurant, casual outdoor dining at the Courtyard Grill, and 24-hour concierge service, all exclusively for guests of The Haven. Entertainment onboard Norwegian Epic includes a wide variety of branded entertainment for guests to choose from, including exclusive engagements with Blue Man Group, Cirque Dreams & Dinner, Legends in Concert, Nickelodeon and the improvisational comedy troupe, The Second City.

Building on the success of Norwegian Epic, Norwegian Breakaway will include many of her most popular elements, while maintaining the innovative spirit of “Freestyle Cruising” by introducing new and differentiated features. These include The Haven and a quarter-mile oceanfront boardwalk, The Waterfront, which will create outdoor seating areas for many dining venues and lounges, including our first seafood restaurant, “Ocean Blue by Geoffrey Zakarian.” The centrally located “678 Ocean Place” will connect three entire decks of daytime and nighttime entertainment. Master Baker Buddy Valastro, of the popular TLC series “Cake Boss,” will open an extension of Carlo’s Bake Shop onboard. We will offer our guests many of the popular entertainment venues of Norwegian Epic such as the dueling pianos of “Howl at the Moon” and new jazz and blues venues, and will also feature the 80’s-inspired rock musical “Rock of Ages,” ballroom dance experience “Burn the Floor” and “Cirque Dreams & Dinner Jungle Fantasy.” We have secured a strategic partnership with the Radio City Rockettes who will christen Norwegian Breakaway. This relationship includes a marketing partnership that names Norwegian as the official cruise line of the Rockettes and Radio City Music Hall and an exhibit showcasing the Rockettes will be integrated into the ship. This relationship also includes two Rockettes sailing on select voyages and offering special fitness classes and photo opportunities.

We have recently completed a $25 million renovation to our private island, Great Stirrup Cay, which includes a new marina, dining and bar facility to enhance the guest experience, as well as offers new activities such as wave runners and private cabanas. The enhancements provide us with additional revenue-generating opportunities on the island.

Maximize Net Yields

We are focused on growing our revenue through various initiatives aimed at increasing our ticket prices and occupancy as well as onboard spending to drive higher overall Net Yields. To maximize passenger ticket revenue, our revenue management strategy is focused on optimizing pricing and generating demand throughout the booking curve. We utilize a base-loading strategy to fill our capacity by booking guests as early before sailing as possible.

Base-loading is a strategy that focuses on selling inventory further from the cruise departure date by utilizing certain sales and marketing tactics which generate business with longer booking windows. Base-loading allows us to fill our ships earlier, which prevents discounting close to sailing dates, in order to achieve our targeted Occupancy Percentages. Our specific initiatives to achieve this include:

•

Casino Player Strategy. As part of this strategy, we have non-exclusive arrangements with approximately 100 casino partners worldwide including Caesars Entertainment, in which affiliates of both Apollo and TPG have investments, whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises on our ships. Through property sponsored events and joint marketing programs, we have the opportunity to market cruises to Caesars Entertainment’s guests. These arrangements with our casino partners have the dual benefit of filling open inventory and reaching guests expected to generate above average onboard revenue through the casino and other onboard spending.

•

Strategic Relationships. Our base-loading strategy also includes strategic relationships with travel agencies and international tour operators, who commit to purchasing a certain level of inventory with long lead times.

•

Meetings, Incentives and Charters. We are increasing our focus on the meetings, incentives and charters channel, which typically books very far in advance and can represent a significant portion of the ship, or even an entire sailing, in one transaction.

We continue to focus on various initiatives to drive increased onboard revenue across a variety of areas. From the year ended December 31, 2007 to the year ended December 31, 2012, our net onboard and other revenue yield increased by approximately 27.7% from $40.58 to $51.84 primarily due to strong performance in casino, beverage sales, shore excursions and specialty dining. Our strategy for further driving increased onboard revenue includes, among other things, generating additional casino revenue through our arrangements with our casino partners, including Caesars Entertainment and Genting HK. These arrangements incorporate marketing resources to deliver cross-company advertising and marketing campaigns to promote our brand. We also focus on optimizing the utilization of our specialty restaurants and pre-booking and pre-selling additional onboard activities. In addition, Norwegian Epic has created additional onboard revenue opportunities based on our premium entertainment offerings.

Brand Expansion Through Disciplined Newbuild Program

We have three new ships on order and an option to build a fourth, all of which would be delivered through 2017. Norwegian Breakaway and Norwegian Getaway are under construction with Meyer Werft and are scheduled for delivery in April 2013 and January 2014, respectively, and each will approximate 144,000 Gross Tons and 4,000 Berths with an aggregate cost of approximately €1.3 billion, or $1.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2012. Our financing arrangements provide for financing for approximately 90% of the contract price of these two ships.

In October 2012, we reached an agreement with Meyer Werft to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths and will be similar in design and innovation to our current Breakaway class ships. The contract cost of this ship is approximately €698.4 million, or $921.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2012. We have obtained export credit financing for Breakaway Plus that provides financing for 80% of the contract price of the ship. In addition, we have an option in place for export credit financing for the second ship on similar terms. We believe that these ships will allow us to continue to expand the reach of our brand while driving shareholder value by positioning our Company for accelerated growth with an optimized return on invested capital.

Improve Operating Efficiency and Lower Costs

We are continually focused on driving financial improvement through a variety of business improvement initiatives. These initiatives are focused on reducing costs while at the same time improving the overall product we deliver to our guests. Since the beginning of 2008, we have significantly reduced our operating cost base through various programs including contract renegotiations, overhead rationalization, and fuel consumption reduction initiatives. We hedge our fuel purchases in order to provide greater visibility of our fuel expense. As of December 31, 2012, we had hedged approximately 69%, 48% and 10% of our projected metric tons of fuel purchases for 2013, 2014 and 2015, respectively. We have also reduced our maintenance expense as a result of our fleet renewal program, as younger, more modern ships are typically less costly to maintain than older ships. Adjusted EBITDA grew to $555.6 million for the year ended December 31, 2012 from $332.3 million for the year ended 2009 with an increase in Adjusted EBITDA Margin to 24.4% from 17.9%, respectively, (we refer you to “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a calculation of Adjusted EBITDA). In addition, we expect the economies of scale from Norwegian Breakaway, Norwegian Getaway and Breakaway Plus to drive further operating efficiencies over the long term.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we are continually looking for ways to deepen and expand our customer sales channels. We continue to invest in our brand by enhancing our website and our reservation department where our travel agents and guests have the ability to book cruise vacations. We also restructured our sales and marketing organization, which included the recruiting of a new executive leadership team, to provide better focus on distribution through our primary channels: “Retail/Travel Agent,” “International,” and “Meetings, Incentives and Charters.”

•

Retail/Travel Agent. We introduced our “Partners First” program, in which we have invested in travel partners’ success with additional technology booking improvements and new marketing tools, improved communication and cooperative marketing initiatives. We also have implemented close to 100 individual projects specifically designed to improve our efficiency with the travel agency channels and our guests, ranging from more timely commission payments to aggressive call center quality monitoring. We restructured our travel agent sales force with specific expertise and we also gain access to a significantly larger number of travel partners through an outbound call center based in our Miami headquarters. We believe that our travel agent partners have witnessed a material improvement in our business practices and overall communication.

•

International. We have an international sales presence in Europe and representatives covering Latin America, Australia and Asia. We are primarily focused on increasing our business in the European market, which has grown significantly in recent years but remains underpenetrated. In Europe, we offer local itineraries year-round and our “Freestyle Cruising” has been well received. We expanded our sales force in Europe which allows us to develop our distribution in Europe in a manner similar to our U.S. operation. In support of this European strategy, we deployed our newest and most sophisticated ship, Norwegian Epic, in Europe for an extended summer season in 2011 and again in 2012. We are forging a closer distribution partnership with Genting HK, to develop product distribution across the Asia Pacific region.

•

Meetings, Incentives and Charters. This channel focuses on full ship Charters as well as corporate meeting and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. In addition, it strengthens base-loading, which allows us to fill our ships earlier, rather than discounting close to sailing dates, in order to achieve our targeted Occupancy Percentages. In addition, we recently acquired Sixthman, a company specializing in developing and delivering music-oriented charters, including productions from KISS, Kid Rock and the Cayamo festival, a cruise featuring a wide variety of popular and emerging songwriters.

Across every distribution channel we are undertaking a major effort to grow demand with a targeted sales and marketing program for our premium stateroom categories, including our balcony and other premium stateroom categories, with a particular emphasis on our suites and The Haven, which have increased as a percentage of our total inventory as a result of our fleet renewal.

Our Fleet

Our ships are purpose-built ships that enable us to provide our guests with the ultimate “Freestyle Cruising” experience. Our ships have state-of-the art passenger amenities, including up to 21 dining options together with hundreds of private balcony staterooms on each ship. As of December 31, 2012, 48% of our staterooms have private balconies representing a higher mix of outside staterooms with balconies than the other contemporary brands. Private balcony staterooms are very popular with guests and offer the opportunity for increased revenue by allowing us to charge a premium. Five of our ships offer accommodations in The Haven, with suites up to 570 square feet, which provide personal butler service and exclusive access to a private courtyard area with private pool, sundecks, hot tubs, and fitness center. In addition, six of our ships have luxury garden suites with up to 6,694 square feet, making them the largest accommodations at sea. These luxury garden suites offer three separate bedroom areas, spacious living and dining room areas, as well as 24-hour, on-call butler and concierge service.

We place the utmost importance on the safety of our guests and crew. Every crew member is well trained in the Company’s stringent safety protocols and participates in weekly safety drills onboard every one of our ships. In addition, our ships utilize operational closed circuit television systems, and we use an advanced, intranet-based Safety and Environmental Management System (“SEMS”) for shipboard and shoreside procedures and self-improvement standards.

Our new ships on order are the next-generation of “Freestyle Cruising” and include some of the most popular elements of our recently delivered ships together with new and differentiated features. One such feature is The Haven, which consists of luxury suites included on our Jewel-Class ships, as well as Norwegian Epic. We are also introducing The Waterfront, a quarter-mile oceanfront boardwalk which will create outdoor seating areas for many dining venues and lounges. The centrally located “678 Ocean Place” will connect three entire decks of daytime and nighttime entertainment.

Continuing our tradition of new product development and the extension of the Norwegian Cruise Line brand, Norwegian Breakaway will offer our guests many of the popular entertainment venues of Norwegian Epic such as the dueling pianos of “Howl at the Moon” and new jazz and blues venues, and will also feature the 80’s-inspired rock musical “Rock of Ages,” ballroom dance experience “Burn the Floor” and “Cirque Dreams & Dinner Jungle Fantasy.” Norwegian Breakaway will homeport year-round in New York City with many elements of New York incorporated into its offerings.

The hull art design is by famed New York artist Peter Max, New York-based celebrity chef Geoffrey Zakarian will create our first seafood-centric dining venue, “Ocean Blue by Geoffrey Zakarian” and master baker Buddy Valastro of the “Cake Boss” television series will have a bakery onboard. The Radio City Rockettes will christen Norwegian Breakaway and an exhibit showcasing the Rockettes will be integrated into the ship. This relationship also includes two Rockettes sailing on select voyages and offering special fitness classes and photo opportunities. Continuing our commitment to Miami, Norwegian Getaway, sister ship to Norwegian Breakaway, with hull artwork designed by Miami artist David “LEBO” LeBatard, will homeport year-round in Miami along with Norwegian Sky.

The table below provides a brief description of our ships and areas of operation based on 2012 itineraries:

Ship(1)	Year Built	Berths	Gross Tons	Primary Areas of Operation
Norwegian Epic	2010	4,100	155,900	Caribbean, Europe
Norwegian Gem	2007	2,400	93,500	Bahamas, Bermuda, Caribbean, Canada and New England
Norwegian Jade	2006	2,400	93,600	Europe
Norwegian Pearl	2006	2,400	93,500	Alaska, Bahamas, Caribbean, Pacific Coastal and Panama Canal
Norwegian Jewel	2005	2,380	93,500	Alaska, Bahamas, Caribbean, Pacific Coastal and Panama Canal
Pride of America	2005	2,140	80,400	Hawaii
Norwegian Dawn	2002	2,340	92,300	Bermuda, Caribbean, Canada and New England
Norwegian Star	2001	2,350	91,700	Bermuda, Caribbean
Norwegian Sun	2001	1,940	78,300	Caribbean, Europe
Norwegian Sky	1999	2,000	77,100	Bahamas
Norwegian Spirit	1998	2,020	75,300	Caribbean, Europe

(1)	The table does not include Norwegian Breakaway, Norwegian Getaway and Breakaway Plus that are scheduled for future delivery.

Itineraries

We offer cruise itineraries ranging from one day to three weeks calling on over 100 worldwide locations, including destinations in the Caribbean, Bermuda, the Bahamas, Mexico, Alaska, Europe, Hawaii, New England, Central America, North Africa and Scandinavia. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the Americas and Europe. For the year ended December 31, 2012, approximately 50% of our itineraries, by Capacity Days, were in more exotic, under-penetrated and less traditional locations (areas outside of the Caribbean and Bahamas) which we believe allows us to generate higher Net Yield.

Ports and Facilities

We have an agreement with the Government of Bermuda whereby two of our ships are permitted weekly calls in Bermuda through 2018 from Boston, Baltimore, Charleston and New York. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We have a contract with the New York City Economic Development Corporation pursuant to which we receive preferential berthing rights on specific piers at the city’s passenger ship terminals. These preferential berthing rights provide us with the ability to elect specific terminals, piers, and operating days 15 months in advance of such scheduled future sailings. Furthermore, we have contracts with the Port of New Orleans and the Port of Miami pursuant to which we receive preferential berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals. The preferential berthing rights provide us with priority use of selected cruise ship terminals and operating days 12 months in advance of such scheduled future sailings. We have a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay 22 times through September 30, 2019 during each summer cruise season. We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary. The $25 million renovation to our private island, Great Stirrup Cay, includes a new dining and bar facility to enhance the guest experience, as well as offering new activities such as wave runners and private cabanas. The enhancements will provide us with additional revenue generating opportunities on the island.

Revenue Management Practices

Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, including meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. We generate additional revenue on our ships principally from casino operations, beverage sales, specialty dining, shore excursions, gift shop purchases, spa services and other similar items.

Passenger Ticket Revenue

We base our ticket pricing and revenue management on a strategy that encourages travelers to book early and secure attractive savings. This is accomplished through a revenue management system designed to maximize Net Yield by matching projected availability to anticipated future passenger demand. We perform extensive analyses of our databases in order to determine booking history and trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel. In addition, we establish a set of stateroom categories throughout each cruise ship and price our cruise fares on the basis of these stateroom categories. Typically, the initial published fares are established at least 18 months in advance of the departure of a cruise at a level which, under normal circumstances, would provide a high occupancy. If the rate at which stateroom inventory is sold differs from expectations, we will raise or lower the prices of each stateroom category accordingly. This can be done through promotions, special rate codes, opening and closing categories, or price changes. Our revenue management tool, which is typical of what is used by our major competitors in North America, tracks and forecasts overall booking demand and provides optimal pricing and selling limit recommendations on a daily basis. The system allows us to better optimize our booking curve and shorten the time to implement pricing decisions, and is designed to optimize revenue for the full range of stateroom categories, thereby reducing the need for last minute discounting to fill ships.

Onboard and Other Revenue

Ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. We generate additional revenue on our ships principally from casino operations, beverage sales, specialty dining, shore excursions, gift shop purchases, spa services and other similar items. Onboard and other revenue is an important component of our revenue base representing 29.5% of our 2012 total revenue. To maximize onboard revenue, we use various cross marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard products and services. Food and beverage, gaming and shore excursions are managed directly by the Company while retail shops, spa services, art auctions and internet services are managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage of the gross sales derived from these concessions.

Seasonality

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the summer months. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods.

Sales and Marketing

Product Distribution Channels and Sales

We sell our product through our primary distribution channels: retail/travel agent, international and meetings, incentives and charters. The retail/travel agent channel represents the majority of our ticket sales. Guests utilizing this channel book their cruises through independent travel agents who sell our itineraries on a non-exclusive, commission-based basis. Given the importance of the retail/travel agent channel, a major focus of our marketing strategy is motivating and supporting our travel agent partners. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Asia and Australia.

We implemented close to 100 projects specifically designed to improve efficiency with our travel partners and guests, ranging from more timely commission payments to aggressive call center quality monitoring. We also restructured our travel agent sales force, allowing us to more effectively support the larger accounts with specific expertise and also gain access to a significantly larger number of travel partners through an outbound call center.

Outside of the U.S., we have an international sales presence in Europe and representatives covering Latin America, Australia and Asia. We are primarily focused on increasing our business in the United Kingdom and Continental Europe markets, which have grown significantly in recent years and where we now offer local itineraries year-round. We have modified our itineraries to increase demand by appealing to guests in different markets including the United Kingdom, Italy, Germany and Spain. We have had success with our base-loading initiatives in Europe, where our “Freestyle Cruising” has been well received, and are in the process of building our sales force in Europe.

Finally, our meetings, incentives and charters channel focuses on full ship Charters as well as corporate meeting and incentive travel. These sales often have very long lead times and can represent a significant portion of the ship, or even an entire sailing, in one transaction. In addition, it strengthens base-loading, which allows us to fill our ships earlier, rather than discounting close to sailing dates, in order to achieve our targeted Occupancy Percentages.

Across all channels, we are also undertaking a major effort to grow demand with a targeted sales and marketing program for our premium stateroom categories, including The Haven, which have increased significantly as a percentage of our total inventory as a result of our fleet renewal.

Supporting our sales efforts across several distribution channels are our call centers located in Florida, Arizona, the United Kingdom and Germany with approximately 700 personnel oriented towards servicing travel agents. We believe that our diverse locations should minimize risks associated with natural disasters, labor markets and other factors which could impact the operation of our call centers.

Marketing, Brand Communications and Advertising

Our marketing department works to enhance our brand awareness and increase levels of engagement and understanding of our product and services among consumers, trade and travel partners. Core areas within the department include brand strategy, advertising and media, marketing communications, direct marketing, customer loyalty, website/interactive and market research. All marketing supports our comprehensive brand platform created expressly to leverage our unique “Freestyle Cruising” concept. With this emphasis, we launched a new brand platform in October 2011, “Cruise Like a Norwegian,” which is intended to develop community around Norwegian Cruise Line and communicates our commitment to providing an exceptional vacation experience. The media mix has included television, print, radio, digital, e-mail and direct mail.

In addition to our NCL University online, which is an informative travel partner education program, we introduced a new component to our travel partner marketing, “Partners First.” As a result, a survey with travel agents indicates we have improved in ease of doing business.

We have made significant progress in expanding our marketing reach with our online products and services. Our website, www.ncl.com, serving both our travel agency partners and guests, has been a major focus of this momentum. We are continually enhancing our website to ensure that it communicates our brand promise, promotes relevant product information and aligns with our “Cruise Like a Norwegian” and “Freestyle Cruising” messages. Our consumer and travel agency partner booking engine provides travel agency partners and guests the ability to shop and purchase any of our worldwide cruise itineraries with a more intuitive and informative online experience. We continue to develop additional functionality and tools to serve our travel agency partners and guests.

Sustainable customer loyalty of our past guests is an important element of our marketing strategy. We believe that attending to our past guests’ needs and motivations creates a cost-effective means of attracting business, particularly to our new itineraries, because past guests are familiar with our brand, products and services and often return to our ships. The Norwegian Cruise Line loyalty program has been improved and is now known as Latitudes Rewards. Improvements to the loyalty program include incentives and rewards allowing people to earn points based on the number of cruise nights, level of accommodations and certain booking windows. Members of this program receive periodic mailings with informative destination information and cruise promotions that include special pricing, shipboard credits and onboard recognition. Also, avid cruisers can use our co-branded credit card to earn upgrades and discounts.

Customer feedback and research is also a critically important element in the development of our overall marketing and business strategies. In 2008, we instituted a process for measuring and understanding key drivers of customer loyalty and satisfaction from our guests that provides valuable insights into the cruise experience. We regularly initiate custom research studies among both travel partners and consumers to assess the impact of various programs and/or to solicit feedback that helps shape future direction.

Ship Operations and Cruise Infrastructure

Ship Maintenance

In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock duration is a statutory requirement controlled under the chapters of SOLAS and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock twice in 5 years and the maximum duration between each Dry-dock cannot exceed 3 years. However, most of our international ships qualify under a special exemption provided by the Bahamas (flag state) after meeting certain criteria set forth by the Bahamas to Dry-dock once every 5 years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. We do not earn revenue while ships are Dry-docked. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, owing to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

Crew and Passenger Safety

We place the utmost importance on the safety of our guests and crew. We operate all of our vessels to meet and exceed the requirements of the SOLAS convention and the International Safety Management Code maritime standards, the international safety requirements which govern the cruise industry. Every crew member is well trained in the Company’s stringent safety protocols, participating in weekly safety drills onboard every one of our ships.

Our Captains are experienced seafarers. We further ensure that our Captains regularly undergo rigorous simulation training on navigation and bridge operations. To assist our Captains and Officers while at sea, we have extensive navigation protocols in place. Our bridge operations are based on a two-person team approach. Accordingly, there are always two officers in charge of bridge operations, mandating strict adherence to operating procedures. Furthermore, our bridge teams follow pre-set voyage plans which are thoroughly reviewed and discussed by the Captain and bridge team prior to port departures and arrivals. In addition, all of our ships employ the latest state-of-the-art navigational equipment and technology to ensure that our bridge teams have the most accurate data regarding the planned itinerary.

Prior to every cruise setting sail, we hold a mandatory safety drill for all guests during which important safety information is reviewed and demonstrated. We also show an extensive safety video which runs continuously on the stateroom televisions. Our fleet is equipped with modern navigational control and fire prevention and control systems. In recent years, our ships have continuously been upgraded and include internal and external regulatory audits. We have installed HI-FOG sprinklers in the engine rooms of the ships in our fleet, as required by the IMO regulation. The navigation centers on our ships are also equipped with voyage data recorders (“VDRs”), which are similar in concept to the black boxes used in commercial aircraft. The VDRs permit us to analyze safety incidents. Our ships utilize operational closed circuit television systems that enhance our training, assist in investigations and support the safety of guests and crew.

We have developed the Safety and Environmental Management System (“SEMS”). This advanced, intranet-based system establishes the policies, procedures, training, qualification, quality, compliance, audit, and self-improvement standards for all employees, both shipboard and shoreside. It also provides real-time reports and information to support the fleet and risk management decisions. Through this system, our senior managers, as well as ship management, can focus on consistent, high quality operation of the fleet. The SEMS is approved and audited annually by our classification society Det Norske Veritas (DNV), and the system also undergoes regular internal audits as well as an annual audit by the U.S. Coast Guard. We screen and train our crew to ensure crew familiarity and proficiency with the safety equipment onboard. Various safety measures have been implemented on all of our ships and additional personnel have been appointed in our ship operations departments. We believe that we are in compliance with current health and safety rules and regulations.

Employees

As of December 31, 2012, we employed approximately 2,100 full-time employees worldwide in our shoreside operations. We also employed approximately 11,700 shipboard employees. Also, we refer you to “Risk Factors— Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Insurance

We maintain insurance on the hull and machinery of our ships, which are maintained in amounts related to the estimated market value of each ship. The coverage for each of the hull and machinery policies is maintained with syndicates of insurance underwriters from the European and U.S. insurance markets.

In addition to the insurance coverage on the hull and machinery of our ships discussed above, we seek to maintain comprehensive insurance coverage at commercially reasonable rates and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. We carry:

•	Protection and indemnity insurance (that covers third-party liabilities), including insurance against risk of fuel spill;

•

Hull and machinery insurance, war risk insurance, including terrorist risk insurance, on each ship in an amount equal to the total insured hull value, subject to certain coverage limits, deductibles and exclusions. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms;

•	Tour operator insurance;

•	Insurance for cash onboard; and

•	Insurance for our shoreside property and general liability risks.

We believe that all of our insurance coverage, including those noted above, is subject to market-standard limitations, exclusions and deductible levels.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) (the “Athens Convention”) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) (the “1976 Protocol”) are generally applicable to passenger ships. The U.S. has not ratified the Athens Convention; however, with limited exceptions, the 1976 Protocol may be contractually enforced with respect to cruises that do not call at a U.S. port. The International Maritime Organization Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which has not yet entered into force, establishes for the first time a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer. The timing of the entry into force of the 2002 Protocol, if achieved at all, is unknown. No assurance can be given that affordable and secure insurance markets will be available to provide the level and type of coverage required under the 2002 Protocol. If the 2002 Protocol enters into force, we expect insurance costs would increase.

On December 31, 2012, the EU Passenger Liability Regulation became effective and requires us to carry a minimum level of financial responsibility per passenger per incident.

Trademarks

We own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE,” “CRUISE LIKE A NORWEGIAN,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” In addition, we own registered trademarks relating to the “FREESTYLE” family of names, including, “FREESTYLE CRUISING,” “FREESTYLE DINING” and “FREESTYLE VACATION.” Other significant marks include our SCHOOL OF FISH DESIGN marks that display one fish swimming against a school of fish. We believe our “NORWEGIAN CRUISE LINE,” “CRUISE LIKE A NORWEGIAN,” “THE HAVEN BY NORWEGIAN” “FREESTYLE CRUISING,” “FREESTYLE DINING,” and “FREESTYLE VACATION,” the names of our ships as well as the SCHOOL OF FISH DESIGN and CRUISE LIKE A NORWEGIAN logos are widely recognized throughout North America and Europe and have considerable value.

Competition

We compete in the multi-night global cruise vacation industry. Although this sector has grown significantly over the past decade, it still remains a relatively small part of the broadly defined global vacation market that has historically been dominated by land-based vacation alternatives. The different cruise brands that make up the global cruise vacation industry historically have been segmented by product offering and service quality into contemporary, premium and luxury cruises. The contemporary segment generally includes cruises on larger ships that last seven days or less, provides a casual ambiance and is less expensive than the premium or luxury segments. The premium segment generally is characterized by cruises that last from seven to 14 nights with a higher quality product offering than the contemporary segment, appealing to a more affluent demographic. The luxury segment generally offers the highest level of services and quality with longer cruises on the smallest ships. We compete primarily with the other Major North American Cruise Brands, which together comprise approximately 90% of the North American cruise market as measured by total Berths. These brands include Carnival Cruise Lines and Royal Caribbean International which comprise the contemporary segment and Holland America, Princess Cruises and Celebrity Cruises which are part of the premium segment. As of December 31, 2012, Norwegian Cruise Line accounted for approximately 11% of the Major North American Cruise Brands’ capacity in terms of Berths. We compete against all of these operators principally on the quality of our ships, our differentiated product offering, selection of our itineraries and value proposition of our cruises. We also face competition from non-cruise vacation alternatives, including beach resorts, golf and tennis resorts, theme parks, land-based gaming operations, and other hotels and tourist destinations.

Regulatory Issues

Registration of Our Ships

Ten of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America , is a U.S.-flagged ship. Our ships registered in the Bahamas are inspected at least annually pursuant to Bahamian requirements. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-flagged ship is also regulated by the Food and Drug Administration (“FDA”) and U.S. Department of Labor.

Our entire fleet is also subject to the health and safety laws and regulations of the various port locales where the ships dock. The U.S. and the Bahamas are members of the IMO and have adopted and implemented the IMO conventions relating to ocean-going passenger ships. U.S. law generally requires ships transporting passengers exclusively between and among ports in the U.S. to be built entirely in the U.S., documented under U.S. law, crewed by Americans and owned by entities that are at least 75% owned and controlled by U.S. citizens. We have been granted specific authority to operate in and among the islands of Hawaii under legislation, known as the “Hawaii Cruise Ship Provision,” which was part of the “Consolidated Appropriations Resolution, 2003” enacted in 2003 (Public Law 108-7, Division B, Title II, General Provisions—Department of Commerce, Section 211 (February 20, 2003) (117 Stat. 11,79)). The Hawaii Cruise Ship Provision permitted two partially completed ships (originally contracted for construction in a U.S. shipyard by an unrelated party), to be completed in a shipyard outside of the U.S. and documented under the U.S. flag even if the owner does not meet the 75% U.S. ownership requirement, provided that the direct owning entity is organized under the laws of the U.S. and meets certain U.S. citizen officer and director requirements. Presently, only one of the two ships completed in compliance with the Hawaii Cruise Ship Provision, Pride of America, operates as a U.S.-flagged ship. The other, Pride of Hawai’i, was transferred to the Bahamas registry and operates as Norwegian Jade. The Hawaii Cruise Ship Provision also authorized the re-documentation under the U.S. flag of one additional foreign-built cruise ship for operation between U.S. ports in the islands of Hawaii, Pride of Aloha. In May 2008, Pride of Aloha was transferred to the Bahamas registry and operates as Norwegian Sky. The Hawaii Cruise Ship Provision imposes certain requirements, including that any non-warranty work be performed in the U.S., except in case of emergency or lack of availability, and that the ship operates primarily between and among the islands of Hawaii. As a result of this exemption, our U.S.-flagged ship deployed in Hawaii is able to cruise between U.S. ports in Hawaii without the need to call at a foreign port.

Health and Environment

Our various ports of call subject our ships to international and U.S. laws and regulations relating to environmental protection, including but not limited to MARPOL. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into the waterways. Specifically, in the U.S., we comply with the newly implemented U.S. Environmental Protection Agency’s Vessel General Discharge permit.

Also in the U.S., we must meet the U.S. Public Health Service’s requirements, including ratings by inspectors from the Centers for Disease Control and Prevention (“CDC”) and the FDA. We believe we rate at the top of the range of CDC and FDA scores achieved by the major cruise lines. In addition, the cruise industry and the U.S. Public Health Service have agreed on regulations for food, water and hygiene to assist cruise lines in achieving the highest health and sanitation standards on cruise ships.

In 2012, we received our International Organization for Standardization’s (“ISO”) 9001:2008 certification which is the primary globally accepted standard for quality assurance and quality performance. This is a milestone which sets the stage for quality operations and guest satisfaction. Furthermore, Norwegian is certified under the ISO 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management Plan that is incorporated into the SEMS program.

Pursuant to FMC and U.S. Coast Guard regulations, we have covered our financial responsibility with respect to death or injury to passengers and water pollution by providing required guarantees from our insurers with respect to such potential liabilities. This includes obtaining Certificates of Financial Responsibility required by the U.S. Coast Guard relating to our ability to satisfy liabilities in cases of water pollution.

Permits for Glacier Bay, Alaska

In connection with certain of our Alaska cruise operations, we rely on concession permits from the U.S. National Park Service to operate our ships in Glacier Bay National Park and Preserve. We currently hold a concession permit allowing for 22 calls per summer cruising season through September 30, 2019. However, there can be no assurance that such permit will be renewed when necessary or that regulations relating to the renewal of such permit will remain unchanged in the future.

Security and Safety

Pursuant to provisions adopted by the IMO, all cruise ships were required to be certified as having safety procedures that comply with the requirements of the International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”). We have obtained certificates certifying that our ships are in compliance with the ISM Code. Each such certificate is granted for a five-year period and is subject to periodic verification.

We believe that our ships currently comply with all requirements of the IMO and the U.S. and Bahamian flags, including but not limited to SOLAS, MARPOL and STCW. The SOLAS requirements are amended and extended by the IMO from time to time. For example, the International Port and Ship Facility Code (“ISPS Code”), was adopted by the IMO in December 2002 and provides for measures strengthening maritime security and places new requirements on governments, port authorities and shipping companies in relation to security issues on ships and in ports. We comply with the ISPS Code.

In addition to the requirements of the ISPS Code, the U.S. Congress enacted the Maritime Transportation Security Act of 2002 (“MTSA”), which implements a number of security measures at ports in the U.S. including measures that apply to ships registered outside the U.S. docking at ports in the U.S. The U.S. Coast Guard has published MTSA regulations that require a security plan for every ship entering the territorial waters of the U.S., provide for identification requirements for ships entering such waters and establish various procedures for the identification of crew members on such ships. We believe our fleet is in compliance with the requirements imposed upon it by the MTSA and the U.S. Coast Guard regulations. The Transportation Workers Identification Credential is a federal requirement for accessibility into and onto U.S. ports and U.S.-flagged ships. We are in compliance with this requirement.

Amendments to SOLAS required that ships constructed in accordance with pre-1974 SOLAS requirements install automatic sprinkler systems by December 31, 2005. Failure to comply with the SOLAS requirements with respect to any ship will, among other things, restrict the operations of such ship in the U.S. and many other jurisdictions. We are in compliance with these requirements.

IMO adopted an amendment to SOLAS which requires partial bulkheads on stateroom balconies to be of non-combustible construction. Existing ships are required to comply with this SOLAS amendment by the first statutory survey after July 1, 2008. All of our ships are in compliance with the SOLAS amendment. The new SOLAS regulation on Long-Range Identification and Tracking (“LRIT”) entered into force on January 1, 2008. This allows SOLAS contracting governments a year to set up and test the LRIT system and ship operators a year to start fitting the necessary equipment or upgrading so that their ships can transmit LRIT information. Ships constructed on or after December 31, 2008 must be fitted with a system to automatically transmit the identity of the ship, the position of the ship (latitude and longitude) and the date and time of the position. Ships constructed before December 31, 2008 must be fitted with the equipment not later than the first survey of the radio installation after December 31, 2008. We are in compliance with these requirements.

Financial Requirements

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, we are required to maintain a $15.0 million third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to passengers. Proposed regulations would revise the financial requirements with respect to both death/injury and non-performance coverages. Also, we have a legal requirement for us to maintain a security guarantee based on cruise business originated from the United Kingdom and have a bond with the Association of British Travel Agents currently valued at British Pound Sterling 3.2 million. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

Taxation

Taxation of Operating Income: In General

This discussion is based on the Internal Revenue Code of 1986, as amended (the “Code”), existing final and temporary regulations thereunder, and current administrative rulings and court decisions, all as in effect on the date of this filing and all of which are subject to change, possibly with retroactive effect. Changes in these authorities may cause the tax consequences to vary substantially from the consequences described below. The following discussion does not purport to be a comprehensive description of all of the U.S. federal income tax considerations applicable to us and our partners.

NCLC is treated as a partnership for U.S. federal income tax purposes and therefore incurs no U.S. federal or state income tax liability. Each partner is required to take into account its allocable share of NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. NCLC’s partner, NCLH, is treated as a foreign corporation for U.S. federal income tax purposes. Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income tax in respect of any income from participation in a partnership that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis or from the performance of services directly related to those uses, collectively referred to as “shipping income,” to the extent that the shipping income is derived from sources within the U.S.

For these purposes, shipping income attributable to transportation that begins or ends, but that does not both begin and end, in the U.S., which we refer to as U.S.-source international shipping income, will be considered to be 50% derived from sources within the U.S.

The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on one or more foreign ports, will derive U.S.-source income only from the first and last legs of such cruise. However, since there are no U.S. Treasury Regulations or other U.S. Internal Revenue Service (“IRS”) guidance with respect to these rules, the applicability of the transportation income source rules described above is not free from doubt.

No portion of shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be derived from sources within the U.S. Such shipping income will not be subject to any U.S. federal income tax. Shipping income attributable to transportation exclusively between U.S. ports will be considered to be 100% derived from U.S. sources.

Unless exempt from tax under Section 883 of the Code, (i) any U.S.-sourced shipping income or any other income that NCLH derives as a result of holding interests in NCLC and that is considered to be effectively connected with the conduct of a U.S. trade or business (“effectively connected income”) (as discussed below under “—Taxation in Absence of Section 883 Exemption”) would be subject to federal corporate income taxation on a net basis (generally at a 35% rate) and state and local taxes, and NCLH’s effectively connected earnings and profits may also be subject to an additional branch profits tax of 30% (the “net tax regime”) and (ii) if not considered to be effectively connected income, any U.S.-source income that NCLH derives as a result of holding interests in NCLC would be subject to a 4% tax on gross income provided under Section 887 of the Code (the “4% regime”).

The U.S.-source portion of our income that is not shipping income (including our U.S.-flagged operations) is generally subject to the net tax regime. U.S. Treasury Regulations list several items of income which are not considered to be incidental to the international operation of ships and, to the extent derived from U.S. sources, are subject to U.S. federal income taxes. Income items considered non-incidental to the international operation of ships include income from the sale of single-day cruises, shore excursions, air and other transportation, and pre-and post-cruise land packages. We believe that substantially all of our income currently derived from the international operation of ships is shipping income.

To the extent funds are legally available, the tax agreement governing the NCL Corporation Units provides that NCLC will make cash distributions, which we refer to as “tax distributions,” to the holders of the NCL Corporation Units (including the Management NCL Corporation Units) if ownership of the NCL Corporation Units gives rise to U.S. taxable income for the holder. The U.S. taxable income attributable to NCLH’s ownership of NCL Corporation Units may be different from the relative U.S. taxable income attributable to the Management NCL Corporation Units. In that case, tax distributions may be made on a non-pro rata basis with the holders of Management NCL Corporation Units possibly receiving relative tax distributions greater than the tax distributions received by NCLH. Generally, these tax distributions will be computed based on an estimate of the taxable income, determined for U.S. federal income tax purposes, allocable to the NCL Corporation Unit holder multiplied by the U.S. federal and state income tax rate applicable to each holder, as determined in the sole discretion of NCLH.

Exemption of Operating Income from U.S. Federal Income Taxation

Under Section 883 of the Code and the related regulations, a foreign corporation will be exempt from U.S. federal income taxation on its U.S.-source international shipping income from participation in a partnership if: (a) it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the U.S. in respect of each category of shipping income for which exemption is being claimed under Section 883 of the Code, and to which we refer as the “Country of Organization Test”; and (b) either: (1) more than 50% of the value of its stock is beneficially owned, directly or indirectly, by “qualified shareholders,” which includes individuals who are “residents” of a qualified foreign country, to which we refer as the “50% Ownership Test”; (2) one or more classes of its stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of its stock are “primarily and regularly traded on one or more established securities markets” in a qualified foreign country or in the U.S. (and certain exceptions do not apply), to which we refer as the “Publicly Traded Test”; or (3) it is a “controlled foreign corporation” and it satisfies an ownership test, to which, collectively, we refer as the “CFC Test.” In addition, U.S. Treasury Regulations require a foreign corporation and certain of its direct and indirect shareholders to satisfy detailed substantiation and reporting requirements.

Bermuda, the jurisdiction where we are incorporated, has been officially recognized by the IRS as a qualified foreign country that currently grants the requisite equivalent exemption from tax in respect of each category of shipping income we expect to earn in the future. Therefore, NCLH will satisfy the Country of Organization Test and will likely be exempt from U.S. federal income taxation with respect to our U.S.-source international shipping income if NCLH is able to satisfy any one of the 50% Ownership Test, the Publicly Traded Test or the CFC Test. As discussed further below, as of the date of this filing, we expect to satisfy the Publicly Traded Test.

The regulations under Section 883 of the Code provide, in pertinent part, that a corporation will meet the Publicly Traded Test if one or more classes of stock of a foreign corporation representing, in the aggregate, more than 50% of the combined voting power and value of all classes of stock are “primarily and regularly traded on one or more established securities markets” in a qualified foreign country or in the U.S. A class of stock will be considered to be “primarily traded” on an established securities market in a country if the number of shares of such class of stock that are traded during any taxable year on all established securities markets in that country exceeds the number of shares of such stock that are traded during that year on established securities markets in any other single country.

Under the regulations, a class of stock will be considered to be “regularly traded” on an established securities market if (a) such class of stock is listed on such market, (b) such class of stock is traded on such market, other than in minimal quantities, on at least 60 days during the taxable year or one sixth of the days in a short taxable year, and (c) the aggregate number of shares of such class of stock traded on such market during the taxable year is at least 10% of the average number of shares of such class of stock outstanding during such year, or as appropriately adjusted in the case of a short taxable year.

The regulations provide that the trading frequency and trading volume tests will be deemed satisfied if a class of stock is traded on an established securities market in the U.S. and is regularly quoted by dealers making a market in such stock.

The regulations provide, in pertinent part, that a class of stock will not be considered to be “regularly traded” on an established securities market for any taxable year in which 50% or more of the outstanding shares of such class of stock are owned on more than half the days during the taxable year by persons who each own 5% or more of the outstanding shares of such class of stock, to which we refer as the “Five Percent Override Rule.” The “Five Percent Override Rule” will not apply if NCLH can substantiate that the number of NCLH’s ordinary shares owned for more than half of the number of days in the taxable year (1) directly or indirectly applying attribution rules, by its qualified shareholders, and (2) by its non-5% shareholders, is greater than 50% of its outstanding ordinary shares.

As of the date of this filing, we expect that we will be eligible to claim the Section 883 tax exemption on the basis of the Publicly Traded Test. Since NCLH’s ordinary shares are traded on the NASDAQ Global Select Market, which is considered to be an established securities market, NCLH expects that its ordinary shares will be deemed to be “primarily traded” on an established securities market. Furthermore, we believe NCLH will meet the trading volume requirements described previously because the pertinent regulations provide that trading volume requirements will be deemed to be met with respect to a class of equity traded on an established securities market in the U.S., where the class of equity is regularly quoted by dealers who regularly and actively make offers, purchases and sales of such equity to unrelated persons in the ordinary course of business.

As of the date of this filing, NCLH’s direct 5% shareholders may own more than 50% of its ordinary shares. Nevertheless, we believe, and have obtained substantiation supporting such belief, that the number of NCLH’s ordinary shares owned by its non-5% shareholders and NCLH’s qualified shareholders is greater than 50% of its total outstanding ordinary shares. Based on the foregoing, as of the date of this filing, we believe that NCLH’s ordinary shares will be considered to be “primarily and regularly traded on an established securities market” and that NCLH and each of its corporate subsidiaries in which NCLH owns more than 50% of the value of the outstanding stock and that is organized in a qualifying foreign country will therefore qualify for the Section 883 tax exemption. However, there are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares or the status of certain of its qualified shareholders, which could cause NCLH or its subsidiaries to lose the benefit of this tax exemption. Therefore, we can give no assurance in this regard. Should any of the facts described above cease to be correct or the direct or indirect ownership of NCLH’s ordinary shares change, NCLH and its subsidiaries’ ability to qualify for the Section 883 tax exemption will be compromised. Also, it should be noted that Section 883 of the Code has been the subject of legislative modifications in past years that have had the effect of limiting its availability to certain taxpayers, and there can be no assurance that future legislation will not preclude us from obtaining the benefits of Section 883 of the Code.

In addition, because NCLH is relying on the substantial ownership by non-5% shareholders in order to satisfy the regularly traded test, there is the potential that if another shareholder becomes a 5% shareholder our qualification under the Publicly Traded Test could be jeopardized. If NCLH were to fail to satisfy the Publicly Traded Test, we could be subject to U.S. income tax on income associated with our cruise operations in the U.S. Therefore, as a precautionary matter, NCLH has provided protections in its bye-laws to reduce the risk of the Five Percent Override Rule applying. In this regard, NCLH’s bye-laws provide that no one person or group of related persons, other than the Apollo Funds, the TPG Viking Funds and Genting HK, may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 4.9% of its ordinary shares, whether measured by vote, value or number, unless such ownership is approved by its Board of Directors. In addition, any person or group of related persons that own 3% or more (or a lower percentage if required by the U.S. Treasury Regulations under the Code) of NCLH’s ordinary shares will be required to meet certain notice requirements as provided for in its bye-laws. NCLH’s bye-laws generally restrict the transfer of any of its ordinary shares if such transfer would cause NCLH to be subject to U.S. shipping income tax. In general, detailed attribution rules, that treat a shareholder as owning shares that are owned by certain other persons, are applied in determining whether a person is a 5% shareholder.

For purposes of the 4.9% limit, a “transfer” includes any sale, transfer, gift, assignment, devise or other disposition, whether voluntary or involuntary, whether of record, constructively or beneficially, and whether by operation of law or otherwise. The 4.9% limit does not apply to the Apollo Funds, the TPG Viking Funds or Genting HK. These shareholders are permitted to transfer their shares without complying with the limit subject to certain restrictions. We refer you to “Certain Relationships and Related Transactions—The Shareholders’ Agreement.”

NCLH’s bye-laws provide that its Board of Directors may waive the 4.9% limit or transfer restrictions, in any specific instance. The Board of Directors may also terminate the limit and transfer restrictions generally at any time for any reason. If a purported transfer or other event results in the ownership of ordinary shares by any shareholder in violation of the 4.9% limit, or causes NCLH to be subject to U.S. income tax on shipping operations, such ordinary shares in excess of the 4.9% limit, or which would cause NCLH to be subject to U.S. shipping income tax will automatically be designated as “excess shares” to the extent necessary to ensure that the purported transfer or other event does not result in ownership of ordinary shares in violation of the 4.9% limit or cause NCLH to become subject to U.S. income tax on shipping operations, and any proposed transfer that would result in such an event would be void. Any purported transferee or other purported holder of excess shares will be required to give NCLH written notice of a purported transfer or other event that would result in excess shares. The purported transferee or holders of such excess shares shall have no rights in such excess shares, other than a right to the payments described below.

Excess shares will not be treasury shares but rather will continue to be issued and outstanding ordinary shares. While outstanding, excess shares will be transferred to a trust. The trustee of such trust will be appointed by NCLH and will be independent of NCLH and the purported holder of the excess shares. The beneficiary of such trust will be one or more charitable organizations that is a qualified shareholder selected by the trustee. The trustee will be entitled to vote the excess shares on behalf of the beneficiary. If, after a purported transfer or other event resulting in excess shares and prior to the discovery by us of such transfer or other event, dividends or distributions are paid with respect to such excess shares, such dividends or distributions will be immediately due and payable to the trustee for payment to the charitable beneficiary. All dividends received or other income declared by the trust will be paid to the charitable beneficiary. Upon liquidation, dissolution or winding up of NCLH, the purported transferee or other purported holder will receive a payment that reflects a price per share for such excess shares generally equal to the lesser of:

• the amount per share of any distribution made upon such liquidation, dissolution or winding up, and

• in the case of excess shares resulting from a purported transfer, the price per share paid in the transaction that created such excess shares, or, in the case of excess shares resulting from an event other than a purported transfer, the market price for the excess shares on the date of such event.

At the direction of NCLH’s Board of Directors, the trustee will transfer the excess shares held in trust to a person or persons, including NCLH, whose ownership of such excess shares will not violate the 4.9% limit or otherwise cause NCLH to become subject to U.S. shipping income tax within 180 days after the later of the transfer or other event that resulted in such excess shares or we become aware of such transfer or event. If such a transfer is made, the interest of the charitable beneficiary will terminate, the designation of such shares as excess shares will cease and the purported holder of the excess shares will receive the payment described below. The purported transferee or holder of the excess shares will receive a payment that reflects a price per share for such excess shares equal to the lesser of:

• the price per share received by the trustee, and

• the price per share such purported transferee or holder paid in the purported transfer that resulted in the excess shares, or, if the purported transferee or holder did not give value for such excess shares, through a gift, devise or other event, a price per share equal to the market price on the date of the purported transfer or other event that resulted in the excess shares.

A purported transferee or holder of the excess shares will not be permitted to receive an amount that reflects any appreciation in the excess shares during the period that such excess shares were outstanding. Any amount received in excess of the amount permitted to be received by the purported transferee or holder of the excess shares must be turned over to the charitable beneficiary of the trust. If the foregoing restrictions are determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the intended transferee or holder of any excess shares may be deemed, at NCLH’s option, to have acted as an agent on its behalf in acquiring or holding such excess shares and to hold such excess shares on NCLH’s behalf.

NCLH has the right to purchase any excess shares held by the trust for a period of 90 days from the later of:

• the date the transfer or other event resulting in excess shares has occurred, and

• the date NCLH’s Board of Directors determines in good faith that a transfer or other event resulting in excess shares has occurred.

The price per excess share to be paid by NCLH will be equal to the lesser of:

• the price per share paid in the transaction that created such excess shares, or, in the case of certain other events, the market price per share for the excess shares on the date of such event, or

• the lowest market price for the excess shares at any time after their designation as excess shares and prior to the date NCLH accepts such offer.

These provisions in NCLH’s bye-laws could have the effect of delaying, deferring or preventing a change in our control or other transaction in which NCLH’s shareholders might receive a premium for their ordinary shares over the then-prevailing market price or which such holders might believe to be otherwise in their best interest. The Board of Directors may determine, in its sole discretion, to terminate the 4.9% limit and the transfer restrictions of these provisions. While both the mandatory offer protection and 4.9% protection remain in place, no third party other than the Apollo Funds, the TPG Viking Funds or Genting HK will be able to acquire control of NCLH.

Taxation in Absence of Section 883 Exemption

If NCLH does not qualify for exemption under Section 883 of the Code as described above, (i) any U.S.-sourced shipping income or any other income that NCLH derives as a result of holding interests in NCLC and that is effectively connected income (as described below) would be subject to the net tax regime and (ii) if not considered to be effectively connected income, any U.S.-source income that NCLH derives as a result of holding interests in NCLC would be subject to the 4% regime.

NCLH’s U.S.-source international shipping income would be considered effectively connected income only if it has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S.-source international shipping income, and substantially all of its U.S.-source international shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S. This would likely be the case.

U.S. Taxation of Gain on Sale of Vessels

Provided we and our subsidiaries qualify for exemption from tax under Section 883 of the Code in respect of our shipping income, gain from the sale of a vessel likewise should generally be exempt from tax under Section 883 of the Code. If, however, NCLH’s gain does not, for whatever reason, qualify for exemption under Section 883 of the Code, then such gain could be subject to either the net tax regime or 4% regime (determined under rules different from those discussed above).

Certain State, Local and Non-U.S. Tax Matters

We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. Our state, local or non-U.S. tax treatment may not conform to the U.S. federal income tax treatment discussed above. We may be required to pay non-U.S. taxes on dispositions of foreign property or operations involving foreign property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial.

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our world-wide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law.

Organizational Structure

Our corporate structure is as follows (1):

(1)	All subsidiaries are 100% owned by their immediate parent company. NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) currently represents a 97.3% economic interest in NCLC.
(2)	Ship-holding companies for our Bahamas-flagged ships.
(3)	Operates our Bahamas-flagged fleet and performs under contract with NCL America LLC certain marketing, ticket issuance and other services.
(4)	Ship-holding company for our U.S.-flagged ship.
(5)	Operates our U.S.-flagged ship.

Available Information

We file or will file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.investor.ncl.com. We will, as soon as reasonably practicable after the electronic filing of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating us and our business. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. In connection with the forward-looking cautionary statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward-Looking Statements.”

Risk factors related to our business

The specific risk factors set forth below, as well as the other information contained in this annual report, could cause our actual results to differ from our expected or historical results and individually or any combination thereof could adversely affect our financial position and results of operations.

The adverse impact of the worldwide economic downturn and related factors such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence.

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher taxes, and changes in governmental policies could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. For example, the worldwide economic downturn has had an adverse effect on consumer confidence and discretionary income resulting in decreased demand and price discounting. We cannot predict the duration or magnitude of this downturn or the timing or strength of economic recovery. If the downturn continues for an extended period of time or worsens, we could experience a prolonged period of decreased demand and price discounting. In addition, the economic downturn has and may continue to adversely impact our suppliers, which can result in disruptions in service and financial losses.

An increase in cruise capacity.

Historically, cruise capacity has grown to meet the growth in demand. According to CLIA, cruise capacity, in terms of Berths, has increased from 2000 through 2012 at a compound annual growth rate of 6.2%. CLIA estimates that between 2013 and 2016, the North America based CLIA member line fleet will increase by approximately 29 ships, representing a compound annual capacity growth of 3.4%. In order to profitably utilize this new capacity, the cruise industry will likely need to improve its percentage share of the U.S. population who has cruised at least once, which is approximately 24%, according to CLIA. If there is an industry-wide increase in capacity without a corresponding increase in public demand, we, as well as the entire cruise industry, could experience reduced occupancy rates and/or be forced to discount our prices. In addition, increased cruise capacity could impact our ability to retain and attract qualified shipboard employees, including officers, at competitive levels and, therefore, increase our shipboard employee costs.

We face intense competition from other cruise companies as well as non-cruise vacation alternatives and we may not be able to compete effectively.

We face intense competition from other cruise companies, primarily the other Major North American Cruise Brands, which together comprise approximately 90% of the North American cruise market as measured by total Berths. These brands include Carnival Cruise Lines and Royal Caribbean International in the contemporary segment and Holland America, Princess Cruises and Celebrity Cruises in the premium segment. As of December 31, 2012, Norwegian Cruise Line accounted for approximately 11% of the Major North American Cruise Brands’ capacity in terms of Berths. We compete against all of these operators principally on the quality of our ships, our differentiated product offering, selection of our itineraries and value proposition of our cruises. We also face competition for many itineraries from other cruise operators as well as competition from non-cruise vacation alternatives. In the event we do not compete effectively, our business could be adversely affected.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

We are highly leveraged with a high level of variable rate debt, and our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, operations, prospects and flexibility. As of December 31, 2012, we had approximately $3.0 billion of total debt. Our substantial indebtedness could:

• limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

• make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

• require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

• limit our flexibility in planning for, or reacting to, changes in our operations or business;

• make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

• make us more vulnerable to downturns in our business or the economy;

• restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

• restrict us from taking certain actions by means of restrictive covenants;

• make our credit card processors seek more restrictive terms in respect of our credit card arrangements; and

• expose us to the risk of increased interest rates as certain of our borrowings are at a variable rate of interest.

Based on our December 31, 2012 outstanding variable rate debt balance, a one percentage point increase in the LIBOR interest rates would increase our annual interest expense by approximately $18.2 million, excluding the effects of capitalization of interest. In addition, future financings we may undertake may also provide for rates that fluctuate with prevailing interest rates.

Increases in fuel prices and/or other cruise operating costs.

Fuel expense accounted for 19.2% of our total cruise operating expense in 2012, 16.6% in 2011 and 15.4% in 2010. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs, due to market forces and economic or political instability beyond our control.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increase in duties and taxes, risks relating to anti-bribery laws, as well as changes in laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies. Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks. Additional risks include interest rate movements, imposition of trade barriers and restrictions on repatriation of earnings.

We have implemented safeguards and policies to prevent violations of various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions, or severe criminal or civil sanctions and penalties.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	incur additional debt or issue certain preference shares;

•	pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of NCLC to make distributions or other restricted payments to NCLH;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged a significant portion of our assets as collateral under our existing debt agreements. If any of the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our existing debt agreements we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our existing debt agreements could result in an event of default under the agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our existing debt agreements, the holders of our indebtedness thereunder:

•	will not be required to lend any additional amounts to us, if applicable;

•

could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; and/or

•	could require us to apply all of our available cash to repay such indebtedness.

Such actions by the holders of our indebtedness could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of our indebtedness under our existing senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under our existing debt agreements were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We may be able to incur substantial indebtedness at any time in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful. Our ability to satisfy our debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

our future ability to borrow under certain of our existing senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in such existing senior secured credit facilities.

There can be no assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under certain of our existing senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Neither our Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.

The impact of volatility and disruptions in the global credit and financial markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivative instruments, contingent obligations, insurance contracts and new ship progress payment guarantees.

There can be no assurance that we will be able to borrow additional money on terms as favorable as our current debt, on commercially acceptable terms, or at all. As a result of the global credit crisis, certain financial institutions have filed for bankruptcy, have sold some or all of their assets, or may be looking to enter into merger or other transaction with another financial institution. Consequently, some of the counterparties under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees may be unable to perform their obligations or may breach their obligations to us under our contracts with them, which could include failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. Also, we may be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for their failure to perform their obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us or an ineffective instrument.

Terrorist acts, acts of piracy, armed conflict and threats thereof, and other international events impacting the security of travel could adversely affect the demand for cruises.

Past acts of terrorism have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an outbreak of hostilities or armed conflict abroad or the possibility thereof, the issuance of travel advisories by national governments, and other geo-political uncertainties have had in the past and may again in the future have an adverse impact on the demand for cruises and consequently the pricing for cruises. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.

We rely on external distribution channels for passenger bookings, and major changes in the availability of external distribution channels could undermine our customer base.

In 2012, the majority of our guests booked their cruises through independent travel agents. In the event that the travel agent distribution channel is adversely impacted by the worldwide economic downturn, or other reason, this could reduce the distribution channels available for us to market and sell our cruises and we could be forced to increase the use of alternative distribution channels

We rely on scheduled commercial airline services for passenger connections, and increases in the price of, or major changes or reduction in, commercial airline services could undermine our customer base.

A number of our guests depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare, due to increases in fuel prices or other factors, would increase the overall vacation cost to our guests and may adversely affect demand for our cruises. Changes in commercial airline services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to our cruises and/or increase our cruise operating expense.

Any delays in the construction and delivery of a cruise ship.

Delays in the construction, repair, refurbishment and delivery of a cruise ship can occur as a result of events such as insolvency, work stoppages, other labor actions or “force majeure” events experienced by our shipbuilders and other such companies that are beyond our control. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship, particularly in light of decreasing availability of Dry-dock facilities, could have an adverse effect on our business.

Future epidemics and viral outbreaks.

Public perception about the safety of travel and adverse publicity related to passenger or crew illness, such as incidents of H1N1, stomach flu, or other contagious diseases, may impact demand for cruises. If any wide-ranging health scare should occur, our business would likely be adversely affected.

The political environment in certain countries where we operate is uncertain and our ability to operate our business as we have in the past may be restricted.

We operate in waters and call at ports throughout the world, including geographic regions that, from time to time, have experienced political and civil unrest as well as insurrection and armed hostilities. Adverse international events could affect demand for cruise products generally and could have an adverse effect on us.

Adverse incidents involving cruise ships.

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions, maritime disaster, including, but not limited to, oil spills and other environmental mishaps, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, that may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales.

There can be no assurance that all risks are fully insured against or that any particular claim will be fully paid. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. In addition, we have been and continue to be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. Our payment of these calls and increased premiums could result in significant expenses to us which could reduce our cash flows. If we were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected.

Breaches in data security or other disturbances to our information technology and other networks could impair our operations and have an adverse impact on our financial results.

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. We have made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our website and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. While we have information technology security and recovery plans in place, we cannot completely insulate ourselves from cyber-related risks.

Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may adversely affect our financial results.

Currently, we are a party to six collective bargaining agreements. Three of these agreements were recently renegotiated and are in effect through 2014. Of the three remaining collective bargaining agreements, two are scheduled to expire in 2018 and one is scheduled to expire in 2020. Upon appropriate notice, the agreements may be reopened at certain yearly intervals, and we received notice from two of the parties to reopen wage/benefit negotiations in 2012. These negotiations were completed and effective from April 2012 without material cost to the Company. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, our collective bargaining agreements may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

Unavailability of ports of call.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about port development and other adverse impacts on their communities from additional tourists. Any limitations on the availability of our ports of call could adversely affect our business.

The loss of key personnel or our inability to recruit or retain qualified personnel.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is dependent upon our personnel and our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any of the key members of our management team could have a material adverse effect on our business. See “Management” for additional information about our management personnel.

The leadership of our President and Chief Executive Officer, Mr. Sheehan, and other executive officers has been a critical element of our success. The death or disability of Mr. Sheehan or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us.

We are controlled by the Sponsors, who hold a significant percentage of NCLH’s ordinary shares and whose interests may not be aligned with ours.

The majority of NCLH’s voting ordinary shares are held by affiliates of Genting HK, the Apollo Funds and the TPG Viking Funds. The shareholders’ agreement governing the relationship among those parties gives the Apollo Funds effective control over our affairs and policies, subject to certain limitations. Genting HK and the Apollo Funds also control the election of our Board of Directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other material transactions. The directors appointed by Genting HK and the Apollo Funds have the authority, on our behalf and subject to the terms of our debt agreements and the shareholders’ agreement, to issue additional ordinary shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so.

Furthermore, Genting HK engages in the cruise industry and leisure, entertainment and hospitality activities and Apollo and TPG are in the business of managing investment funds which make investments in companies and one or more of which has now and may from time to time acquire hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major guests of our business. Investment funds managed by Genting HK, Apollo and/or TPG may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as NCLH’s current shareholders continue to control a significant amount of its outstanding voting ordinary shares, such shareholders will continue to be able to strongly influence or effectively control our decisions. Additionally, the concentration of ownership held by NCLH’s current shareholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination.

Risks related to the regulatory environment in which we operate

Future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes.

We believe and have taken the position that our income that is considered to be derived from the international operation of ships as well as certain income that is considered to be incidental to such income (“shipping income”), is exempt from U.S. federal income taxes under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Regulatory Issues—Taxation—Exemption of Operating Income from U.S. Federal Income Taxation.” The provisions of Section 883 of the Code are subject to change at any time, possibly with retroactive effect.

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests under Section 883 of the Code as described in “Item 1—Business— Regulatory Issues— Taxation—Exemption of Operating Income from U.S. Federal Income Taxation.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, that could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the net tax regime or the 4% regime (each as defined in “Item 1—Business—Taxation of Operating Income: In General”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883 of the Code, our or such subsidiary’s U.S.-source income would be subject to either the net tax regime or to the 4% regime (each as defined in “Item 1— Business— Regulatory Issues— Taxation—Taxation of Operating Income: In General”). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the stock ownership tests imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883.

However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Regulatory Issues— Taxation—Exemption of Operating Income from U.S. Federal Income Taxation.”

We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. Our state, local or non-U.S. tax treatment may not conform to the U.S. federal income tax treatment discussed above. We may be required to pay non-U.S. taxes on dispositions of foreign property or operations involving foreign property that may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial.

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law.

We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.

Some environmental groups have lobbied for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact. Increasingly stringent federal, state, local and international laws and regulations on environmental protection and health and safety of workers could affect our operations. The U.S. Environmental Protection Agency, the IMO (a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships), the Council of the European Union and individual states are considering, as well as implementing, new laws and rules to manage cruise ship waste. In addition, many aspects of the cruise industry are subject to governmental regulation by the U.S. Coast Guard as well as international treaties such as the International Convention for the Safety of Life at Sea (“SOLAS”), an international safety regulation, the International Convention for the Prevention of Pollution from Ships (“MARPOL”), an international environmental regulation and the Standard of Training Certification and Watchkeeping for Seafarers (“STCW”) and its recently adopted conventions in ship manning. International regulations regarding ballast water and security levels are currently pending. Additionally, the U.S. and various state and foreign government or regulatory agencies have enacted or are considering new environmental regulations or policies, such as requiring the use of low sulfur fuels, increasing fuel efficiency requirements or further restricting emissions, including those of green house gases. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In addition, the state of Alaska approved stringent regulations in 2008 concerning waste water discharge. In 2010, Alaska issued a final permit that regulates discharges of treated wastewater from cruise ships for the summer tourist seasons running from 2010 to 2012. The permit provides for the cruise companies to gather data on performance of new shipboard environmental control systems that will allow a scientific review committee to advise state officials on improving the regulations. The International Labor Organization’s Maritime Labor Convention, 2006 is expected to become international law on August 20, 2013, now that thirty member countries with a total share of at least 33% of the world gross tonnage of ships have signed the agreement. It will regulate many aspects of maritime crew labor and will impact the worldwide sourcing of new crewmembers.

These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

By virtue of our operations in the U.S., the U.S. Federal Maritime Commission (“FMC”) requires us to maintain a third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to guests. The FMC has proposed rules that would significantly increase the amount of our required guarantees and accordingly our cost of compliance. There can be no assurance that such an increase in the amount of our guarantees, if required, would be available to us. For additional discussion of the FMC’s proposed requirements, we refer you to “Item 4—Information on the Company—Regulatory Issues.”

In 2007, the state of Alaska implemented taxes which have impacted the cruise industry operating in Alaska. It is possible that other states, countries or ports of call that our ships regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could increase our operating costs and/or could decrease the demand for cruises.

Changes in health, safety, security and other regulatory issues.

We are subject to various international, national, state and local health, safety and security laws and regulations. For additional discussion of these requirements, we refer you to “Item 1—Business—Regulatory Issues.” Changes in existing legislation or regulations and the imposition of new requirements could adversely affect our business.

Implementation of U.S. federal regulations, requiring U.S. citizens to obtain passports for seaborne travel to all foreign destinations, could adversely affect our business. Many cruise guests may not currently have passports or may not obtain a passport card (previously known as the People Access Security Service Card, or PASS Card) as an alternative to a passport. This card was created to meet the documentary requirements of the Western Hemisphere Travel Initiative. Applications for the card have been accepted since February 1, 2008 and the cards were made available to the public beginning in July 2008.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial results.

Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. We could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to us. We pay annual Bermuda government fees.

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, rely on, exemptions from certain corporate governance requirements.

On January 18, 2013, NCLH listed its ordinary shares on the NASDAQ Global Select Market and Genting HK, the Apollo Funds and the TPG Viking Funds, or their respective affiliates, together continue to control a majority of its ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of a national securities exchange. Under the rules of a national securities exchange, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement:

•	that a majority of its Board of Directors consists of independent directors;

•	that NCLH have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that NCLH have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating/corporate governance and compensation committees.

NCLH has utilized these exemptions. As a result, NCLH does not have a majority of independent directors nor is NCLH required to have any independent directors on its nominating/corporate governance and compensation committees, and NCLH is not required to have an annual performance evaluation of the nominating/corporate governance and compensation committees. Accordingly, its shareholders do not have the same protections afforded to shareholders of companies that are subject to a national securities exchange’s general corporate governance requirements (without giving effect to the “controlled company” exemptions).

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Information about our cruise ships, including their size and primary areas of operation, as well as information regarding our cruise ships under construction, estimated expenditures and financing may be found under “Item 1—Business—Our Fleet” and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Commitments.” Information about environmental regulations and issues that may affect our utilization and operation of cruise ships may be found under “Item 1—Business—Regulatory Issues—Health and Environment.”

Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida where we lease approximately 228,000 square feet of facilities. We also lease approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 25,600 square feet of office space in Honolulu, Hawaii for administrative purposes; (iii) 9,600 square feet of office space in London, England for sales and marketing in the United Kingdom and Ireland; (iv) 11,000 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; and (v) 31,000 square feet of office space in Phoenix, Arizona for a call center. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. The plaintiffs have filed an appeal of the Court’s decision in the individual actions as well as the denial of the Class Certification. We intend to vigorously defend this appeal and are not able at this time to estimate the impact of these proceedings.

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012 this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities Market Information

NCLH’s ordinary shares have been listed on the NASDAQ Global Select Market under the symbol “NCLH” since January 18, 2013. Prior to that time, there was no public market for NCLH’s ordinary shares. As of February 15, 2013, since the listing of the ordinary shares, the high sales price was $30.27 and the low sales price was the opening price of $19.00 per share. No established public trading market for the ordinary shares of NCLC currently exists.

Holders

As of February 15, 2013 there were 108 record holders of NCLH’s ordinary shares. Since certain of its shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners. As of February 15, 2013, the ordinary shares of NCLC were wholly owned by NCLH.

Dividends

We intend to retain all currently available funds and as much as necessary of future earnings in order to fund the continued development and growth of our business. Our debt agreements also impose restrictions on our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant. While NCLC currently doesn’t intend to pay dividends, NCLC may make certain non-pro rata tax distributions. See “Item 1—Business—Corporate Reorganization.”

Significant Changes

Except as identified in this annual report, no significant change in our financial condition has occurred since the date of the most recent consolidated audited financial statements contained in this annual report.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2008 through 2012 and as of the end of each such year are derived from NCLC’s consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or for the Year Ended December 31,
(in thousands, except operating data)	2012	2011	2010	2009	2008
Statement of operations data:
Total revenue	$2,276,246	$2,219,324	$2,012,128	$1,855,204	$2,106,401
Operating income (loss) (1)	$357,093	$316,112	$230,609	$171,095	$(63,205)
Net income (loss) (2)	$168,556	$126,859	$22,986	$66,952	$(211,761)
Balance sheet data:
Total assets	$5,938,427	$5,562,411	$5,572,371	$4,819,837	$5,055,911
Property and equipment, net	$4,960,142	$4,640,093	$4,639,281	$3,836,127	$4,119,222
Long-term debt, including current portion	$2,985,353	$3,038,081	$3,204,085	$2,557,691	$2,656,501
Total shareholders’ equity (3)	$2,018,784	$1,844,463	$1,740,526	$1,713,040	$1,558,569
Operating data:
Passengers carried	1,503,107	1,530,113	1,404,137	1,318,441	1,270,281
Passenger Cruise Days	10,332,914	10,227,438	9,559,049	9,243,154	9,503,839
Capacity Days	9,602,730	9,454,570	8,790,980	8,450,980	8,900,816
Occupancy Percentage	107.6%	108.2%	108.7%	109.4%	106.8%

(1)	In 2008, an impairment loss of $128.8 million was recorded as a result of the cancellation of a contract to build a ship.
(2)	In 2010, a loss of $33.1 million was recorded primarily due to losses on foreign exchange contracts associated with the financing of Norwegian Epic. In 2009 and 2008 foreign currency translation and interest rate swap gains (losses) of $(9.6) million and $101.8 million, respectively, were recorded primarily due to fluctuations in the euro/U.S. dollar exchange rate. In 2009 and 2008, these amounts were offset by the change in fair value of our fuel derivative contracts of $20.4 million and $(99.9) million, respectively.
(3)	In 2009, we received $100.0 million from our shareholders and issued 1,000,000 additional ordinary shares of $.0012 par value to our shareholders pro rata in accordance with their percentage ownership resulting in an aggregate 21,000,000 ordinary shares of $.0012 par value issued and outstanding as of December 31, 2009 (we refer you to “Consolidated Statements of Changes in Shareholders’ Equity” and Note 5—“Related Party Disclosures” in our notes to our consolidated financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost and Adjusted EBITDA to enable us to analyze our performance. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs and are commonly used in the cruise industry to measure revenue performance. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance and are commonly used in the cruise industry as a measurement of costs.

As our business includes the sourcing of guests and deployment of vessels outside of North America, a portion of our revenue and expenses are denominated in foreign currencies, particularly euro and British Pound sterling, which are subject to fluctuations in currency exchange rates versus our reporting currency, the U.S. dollar. In order to monitor results excluding these fluctuations, we calculate certain non-GAAP measures on a Constant Currency basis whereby current period revenue and expenses denominated in foreign currencies are converted to U.S. dollars using currency exchange rates of the comparable period. We believe that presenting these non-GAAP measures on both a reported and Constant Currency basis is useful in providing a more comprehensive view of trends in our business.

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance, is a factor in the evaluation of the performance of management and is the primary metric used in determining the Company’s performance incentive bonus paid to its employees. We believe that Adjusted EBITDA is a useful measure in determining the Company’s performance as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or measures comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments. Our non-GAAP financial measures may not be comparable to other companies. Please see a historical reconciliation of these measures to items in our consolidated financial statements below in the “Results of Operations” section.

Financial Presentation

Revenue from our cruise and cruise-related activities are categorized by us as “passenger ticket revenue” and “onboard and other revenue.” Passenger ticket revenue and onboard and other revenue vary according to the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the summer months.

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, specialty dining, shore excursions, retail sales and spa services. We record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•

Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges and certain port expenses.

•

Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with shore excursions, beverage sales and gaming.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees.

•	Fuel includes fuel costs, the impact of certain fuel hedges, and fuel delivery costs.

•	Food consists of food costs for guests and crew.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance, Charter costs and other ship expenses.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP in the U.S. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make these estimates and judgments. Actual results could differ materially from these estimates. We believe that the following critical accounting policies affect the significant estimates used in the preparation of our consolidated financial statements. These critical accounting policies, which are presented in detail in our notes to our audited consolidated financial statements, relate to ship accounting, asset impairment and contingencies.

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the estimated service lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the improvements’ estimated useful lives. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method which requires us to expense all Dry-dock costs as incurred.

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2012 would have increased by $5.4 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $27.1 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. The estimation of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the risk involved.

Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. As of December 31, 2012 our annual review supports the carrying value of these assets.

Contingencies

Periodically, we assess potential liabilities related to any lawsuits or claims brought against us or any asserted claims, including tax, legal and/or environmental matters. Although it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. In accordance with the guidance on accounting for contingencies, we accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, although we believe that our estimates and judgments are reasonable, it is possible that certain matters may be resolved for amounts materially different from any estimated provisions or previous disclosures.

Executive Overview

Total revenue increased 2.6% to $2,276.2 million for the year ended December 31, 2012 compared to $2,219.3 million for the year ended December 31, 2011. Net Revenue for the year ended December 31, 2012 increased 3.2% to $1,691.8 million from $1,639.3 million in the same period in 2011 with an improvement of both Net Yield and Capacity Days of 1.6%.

Net income increased to $168.6 million in 2012 from $126.9 million in 2011. Operating income increased 13.0% to $357.1 million for the year ended December 31, 2012 from $316.1 million in the same period in 2011. A 9.8% improvement in Adjusted EBITDA (we refer you to our Results of Operations below for a calculation of Adjusted EBITDA) was achieved for the same period as revenue increased primarily due to an increase in passenger ticket pricing. Our business improvement measures continued to have an impact even with the increase in the cost of fuel.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as shown in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenue	$2,276,246	$2,219,324	$2,012,128

Total cruise operating expense	$1,478,433	$1,467,876	$1,347,176

Operating income	$357,093	$316,112	$230,609

Net income	$168,556	$126,859	$22,986

The following table sets forth operating data as a percentage of revenue:

	Year Ended December 31,
	2012	2011	2010
Revenue
Passenger ticket	70.5%	70.4%	70.2%
Onboard and other	29.5%	29.6%	29.8%

Total revenue	100.0%	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	18.0%	18.5%	18.9%
Onboard and other	7.7%	7.6%	7.6%
Payroll and related	12.9%	13.1%	13.2%
Fuel	12.5%	11.0%	10.3%
Food	5.5%	5.6%	5.7%
Other	8.4%	10.3%	11.3%

Total cruise operating expense	65.0%	66.1%	67.0%

Other operating expense
Marketing, general and administrative	11.0%	11.3%	13.1%
Depreciation and amortization	8.3%	8.3%	8.5%

Total other operating expense	19.3%	19.6%	21.6%

Operating income	15.7%	14.3%	11.4%

Non-operating income (expense)
Interest expense, net	(8.3)%	(8.6)%	(8.6)%
Other income (expense)	—%	—%	(1.7)%

Total non-operating income (expense)	(8.3)%	(8.6)%	(10.3)%

Net income	7.4%	5.7%	1.1%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2012	2011	2010
Passengers carried	1,503,107	1,530,113	1,404,137
Passenger Cruise Days	10,332,914	10,227,438	9,559,049
Capacity Days	9,602,730	9,454,570	8,790,980
Occupancy Percentage	107.6%	108.2%	108.7%

Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2012	2012 Constant Currency	2011	2010
Passenger ticket revenue	$1,604,563	$1,621,412	$1,563,363	$1,411,785
Onboard and other revenue	671,683	671,683	655,961	600,343

Total revenue	2,276,246	2,293,095	2,219,324	2,012,128
Less:
Commissions, transportation and other expense	410,531	415,030	410,709	379,532
Onboard and other expense	173,916	173,916	169,329	153,137

Net Revenue	$1,691,799	$1,704,149	$1,639,286	$1,479,459

Capacity Days	9,602,730	9,602,730	9,454,570	8,790,980
Gross Yield	$237.04	$238.80	$234.74	$228.89
Net Yield	$176.18	$177.47	$173.39	$168.29

Gross Cruise Cost, Net Cruise Cost and Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2012	2012 Constant Currency	2011	2010
Total cruise operating expense	$1,478,433	$1,487,544	$1,467,876	$1,347,176
Marketing, general and administrative expense	251,183	252,615	251,351	264,152

Gross Cruise Cost	1,729,616	1,740,159	1,719,227	1,611,328
Less:
Commissions, transportation and other expense	410,531	415,030	410,709	379,532
Onboard and other expense	173,916	173,916	169,329	153,137

Net Cruise Cost	1,145,169	1,151,213	1,139,189	1,078,659
Less: Fuel expense	283,678	283,678	243,503	207,210

Net Cruise Cost Excluding Fuel	$861,491	$867,535	$895,686	$871,449

Capacity Days	9,602,730	9,602,730	9,454,570	8,790,980
Gross Cruise Cost per Capacity Day	$180.12	$181.22	$181.84	$183.29
Net Cruise Cost per Capacity Day	$119.25	$119.88	$120.49	$122.70
Net Cruise Cost Excluding Fuel per Capacity Day	$89.71	$90.34	$94.74	$99.13

Adjusted EBITDA was calculated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$168,556	$126,859	$22,986
Interest expense, net	189,930	190,187	173,672
Depreciation and amortization expense	189,537	183,985	170,191
Other (income) expense	(1,393)	(934)	33,951	(2)
Other(1)	9,004	5,942	4,313

Adjusted EBITDA	$555,634	$506,039	$405,113

(1)	Includes non-cash compensation and costs related to the Shipboard Retirement Plan.
(2)	Includes a $33.1 million charge for foreign exchange contracts associated with the financing of Norwegian Epic.

Year Ended December 31, 2012 (“2012”) Compared to Year Ended December 31, 2011 (“2011”)

Revenue

Total revenue increased 2.6% to $2,276.2 million in 2012 compared to $2,219.3 million in 2011. Net Revenue increased 3.2% in 2012, primarily due to an increase in Net Yield of 1.6% and an increase in Capacity Days of 1.6%. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and the increase in Capacity Days in 2012 was primarily due to the timing of certain repairs and maintenance. On a Constant Currency basis, Net Yield increased 2.4% in 2012 compared to 2011.

Expense

Total cruise operating expense increased slightly in 2012 compared to 2011 due to an increase in Capacity Days as described above and higher ship operating expenses. The increase in ship operating expenses was primarily due to an increase in fuel expense as a result of a 16.3% increase in average fuel price to $664 per metric ton in 2012 from $571 per metric ton in 2011. Total other operating expense increased slightly compared to 2011 due to an increase in depreciation expense related to the purchase of Norwegian Sky primarily offset by lower general and administrative expenses as a result of ongoing business improvement initiatives. Net Cruise Cost increased slightly in 2012 primarily due to an increase in Capacity Days. On a Capacity Day basis, Net Cruise Cost decreased 1.0% primarily due to the decrease in general and administrative expenses discussed above substantially offset by an increase in fuel expense. Excluding fuel expense, Net Cruise Cost per Capacity Day decreased 5.3%. On a Constant Currency basis, Net Cruise Cost per Capacity Day decreased slightly and excluding fuel expense decreased 4.6%.

Interest expense, net of capitalized interest, was $189.9 million in 2012 compared to $190.2 million in 2011.

Year Ended December 31, 2011 (“2011”) Compared to Year Ended December 31, 2010 (“2010”)

Revenue

Total revenue increased 10.3% to $2,219.3 million in 2011 compared to $2,012.1 million in 2010. Net Revenue increased 10.8% in 2011, primarily due to an increase in Net Yield of 3.0% and an increase in Capacity Days of 7.5%. The increase in Net Yield was due to an increase in passenger ticket pricing and onboard revenue. The increase in onboard revenue was primarily due to an increase in revenue from our gaming operations, beverage sales and spa. The increase in Capacity Days was due to the addition of Norwegian Epic to the fleet in late June 2010. On a Constant Currency basis, Net Yield increased 2.4% in 2011 compared to 2010.

Expense

Total cruise operating expense increased 9.0% in 2011 compared to 2010 due to an increase in Capacity Days as described above and higher ship operating expenses. The increase in ship operating expenses was primarily due to an increase in fuel expense as a result of a 14.2% increase in average fuel price to $571 per metric ton in 2011 from $500 per metric ton in 2010. Total other operating expense increased slightly compared to 2010 due to an increase in depreciation expense related to Norwegian Epic which entered service in late June 2010 primarily offset by lower general and administrative expenses as a result of ongoing business improvement initiatives and non-recurring expenses related to the launch of Norwegian Epic in 2010.

Net Cruise Cost increased 5.6% in 2011 primarily due to an increase in Capacity Days. On a Capacity Day basis, Net Cruise Cost decreased 1.8% primarily due to the decrease in general and administrative expenses discussed above substantially offset by an increase in fuel expense. Excluding fuel expense, Net Cruise Cost per Capacity Day decreased 4.4%. On a Constant Currency basis, Net Cruise Cost per Capacity Day decreased 2.0% and excluding fuel expense decreased 4.7%.

Interest expense, net of capitalized interest, increased to $190.2 million in 2011 from $173.8 million in 2010 primarily due to an increase in average outstanding borrowings related to the financing of Norwegian Epic and higher average interest rates. Other income (expense) was $0.9 million in 2011 compared to $(34.0) million in 2010. The expense in 2010 was primarily due to losses on foreign exchange contracts associated with the financing of Norwegian Epic.

Liquidity and Capital Resources

General

As of December 31, 2012, our liquidity was $470.1 million consisting of $45.5 million in cash and cash equivalents and $424.6 million available under our $750.0 million senior secured revolving credit facility. Our main ongoing liquidity requirements are to finance working capital, capital expenditures, and debt service.

Sources and Uses of Cash

In this section, references to 2012 refer to the year ended December 31, 2012, references to 2011 refer to the year ended December 31, 2011 and references to 2010 refer to the year ended December 31, 2010.

Net cash provided by operating activities was $398.6 million in 2012 as compared to $357.0 million in 2011and $430.4 million in 2010. The change in net cash provided by operating activities in 2012 reflects the increase in net income to $168.6 million in 2012 compared to $126.9 million in 2011, as well as timing differences in cash receipts and payments relating to operating assets and liabilities and $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes. In 2010, we received a release of the cash collateral from our service providers of $89.3 million. The change in net cash provided by operating activities also reflects net income of $126.9 million in 2011 compared to net income of $23.0 million in 2010, as well as timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $303.8 million in 2012, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway, the purchase of Norwegian Sky, and other ship improvements and shoreside projects. Net cash used in investing activities was $184.8 million in 2011, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway, and $977.5 million in 2010, primarily related to payments for construction of Norwegian Epic.

Net cash used in financing activities was $108.2 million in 2012, primarily due to repayments of our revolving credit facilities, other borrowings and loan arrangement fees which were partially offset by borrowings on our revolving credit facilities and by the issuance of $100.0 million of senior unsecured notes. Net cash used in financing activities was $168.3 million in 2011, primarily due to repayments of our revolving credit facility and repayments of borrowings related to Norwegian Epic partially offset by borrowings related to the construction of Norwegian Breakaway and Norwegian Getaway. Net cash provided by financing activities was $551.9 million in 2010, primarily due to borrowings related to the delivery of Norwegian Epic and the issuance of our $250.0 million 9.5% senior unsecured notes, partially offset by repayments on our revolving credit facility and payments on other outstanding loans and loan arrangement fees.

In addition, subsequent to the balance sheet date, NCLH completed an IPO (we refer you to our notes to our consolidated financial statements Note 12— “Subsequent Events”).

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts and future expected capital expenditures necessary for operations. As of December 31, 2012, anticipated capital expenditures were $851.0 million, $855.9 million and $888.9 million for each of the years ending December 31, 2013, 2014 and 2015, respectively, of which we have export credit financing in place for the expenditures related to ship construction contracts of $630.0 million for 2013, $676.3 million for 2014 and $639.2 million for 2015, based on the euro/U.S. dollar exchange rate as of December 31, 2012.

In October 2012, we reached an agreement with Meyer Werft to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths and will be similar in design and innovation to our Norwegian Breakaway and Norwegian Getaway, which are currently under construction. The contract cost of this ship is approximately €698.4 million, or $921.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2012 of which we have export credit financing in place for 80% of the contract price of the ship. This facility is repayable in twenty-four equal semi-annual installments beginning on the six month anniversary of the delivery date and bears interest at a rate of 2.98% per annum. Other material terms and conditions contained in this facility are consistent with those in our Breakaway Newbuild Export Credit Facilities.

Norwegian Breakaway and Norwegian Getaway, each at approximately 144,000 Gross Tons and 4,000 Berths, are scheduled for delivery in the second quarter of 2013 and the first quarter of 2014, respectively. The aggregate cost of these two ships is approximately €1.3 billion, or $1.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2012. In connection with the contracts to build these ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for each of the years ended December 31, 2012 and 2011 was $22.1 million and $16.7 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway. Capitalized interest associated with the construction of Norwegian Epic for the year ended 2010 was $8.8 million.

Contractual Obligations

As of December 31, 2012, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$2,985,353	$221,233	$580,712	$1,005,662	$1,177,746
Due to Affiliate (2)	206,067	58,703	117,615	29,749	—
Operating leases(3)	38,170	6,577	11,594	9,626	10,373
Ship purchases(4)	2,271,195	705,765	1,565,430	—	—
Port facilities(5)	197,823	23,523	51,163	53,345	69,792
Interest(6)	721,124	155,426	284,566	187,162	93,970
Other(7)	60,042	36,034	19,314	4,000	694

Total	$6,479,774	$1,207,261	$2,630,394	$1,289,544	$1,352,575

(1)	Net of unamortized original issue discount of $3.4 million and unamortized premium of $5.4 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky (we refer you to our notes to our consolidated financial statements Note 5— “Related Party Transactions”).
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Breakaway, Norwegian Getaway and Breakaway Plus based on the euro/U.S. dollar exchange rate as of December 31, 2012. Financing is in place from a syndicate of banks for export credit financing.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2012.
(7)	Future commitments for service and maintenance contracts.

Other

Certain of our service providers have required collateral in the normal course of our business including liens on certain of our ships. The amount of collateral may change based on certain terms and conditions.

As a routine part of our business, depending on market conditions, exchange rates, pricing and our strategy for growth, we regularly consider opportunities to enter into contracts for the building of additional ships. We may also consider the sale of ships, potential acquisitions and strategic alliances. If any of these were to occur, they may be financed through the incurrence of additional permitted indebtedness, through cash flows from operations, or through the issuance of debt, equity or equity-related securities.

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2012.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our existing credit facilities and our ability to issue debt securities or raise additional equity in connection with our recently completed IPO (we refer you to our notes to our consolidated financial statements Note 12—“Subsequent Events”), will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. As a result of the equity infusion from the IPO and the related use of proceeds, our leverage was improved and our balance sheet was strengthened. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

Item 7.A Qualitative and Quantitative Disclosures about Market Risk

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. The financial impacts of these derivative instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivatives with the underlying risk being hedged. We do not hold or issue derivatives for trading or other speculative purposes. Derivative positions are monitored using techniques including market valuations and sensitivity analyses.

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of December 31, 2012, 39% of our debt was fixed and 61% was variable. Based on our December 31, 2012 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2012, we had foreign currency options, including call options with deferred premiums and a collar, and foreign currency forward contracts to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. For the call option contracts, if the spot rate at the date the ships are delivered is less than the strike price we would pay the deferred premiums and not exercise the options. For the collar, if the spot rate at the date the ships are delivered is more than the put option strike price and less than the call option strike price, neither the put or call option will be exercised. As of December 31, 2012, the remaining payments not hedged aggregate €1,029.5 million, or $1,358.2 million based on the euro/U.S. dollar exchange rate as of December 31, 2012. We estimate that a 10% change in the euro as of December 31, 2012 would result in a $135.8 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 19.2%, 16.6% and 15.4% for the years ended December 31, 2012, 2011 and 2010, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2012, we had hedged approximately 69%, 48% and 10% of our 2013, 2014 and 2015 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2013 fuel expense by $29.9 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $18.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Off-Balance Sheet Transactions

None.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Item 9B. Other Information

On February 18, 2013, our compensation committee determined the final amount of each Named Executive Officer’s driving demand program incentive bonus opportunity. Each Named Executive Officer’s driving demand bonus is reported in the “2012 Summary Compensation” table included in this annual report, and each Named Executive Officer’s total compensation for 2012 reported in the “2012 Summary Compensation” table has been updated to reflect this payment. On February 18, 2013, our compensation committee also determined not to increase the amount of any Named Executive Officer’s estimated 2012 bonus amount that was previously paid in December 2012. As a result, the estimated 2012 bonus amount previously disclosed for each Named Executive Officer in the “2012 Summary Compensation Table” presented in the filings made in connection with the IPO was determined to be the final 2012 bonus amount for each Named Executive Officer.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with the Company, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by the Company and does not involve the Company or the Company’s management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Senior Management

Our business and affairs are managed by our Board of Directors consisting of seven members, one of which is an independent director.

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 15, 2013:

Name	Age	Position
Tan Sri Lim Kok Thay	61	Chairman of our Board of Directors
David Chua Ming Huat	50	Director
Marc J. Rowan	50	Director
Steve Martinez	44	Director
Adam M. Aron	58	Director
Walter L. Revell	78	Director, Chairman of the Audit Committee
Karl Peterson	42	Director
Kevin M. Sheehan	59	President and Chief Executive Officer
Wendy A. Beck	48	Executive Vice President and Chief Financial Officer
Andrew Stuart	49	Executive Vice President, Global Sales and Passenger Services
Daniel S. Farkas	44	Senior Vice President, General Counsel and Secretary
Maria Miller	56	Senior Vice President, Marketing
Robert Becker	52	Senior Vice President, Consumer Research

All the executive officers and key employees listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Tan Sri Lim Kok Thay became the Chairman of our Board of Directors of the Company on December 16, 2003. Since 2007, Tan Sri Lim has been Chairman and Chief Executive of Genting Berhad, a company listed on Bursa Malaysia Securities Berhad. Genting Berhad is an investment holding and management company and is principally involved, through its subsidiaries, in leisure and hospitality; gaming and entertainment businesses; development and operation of integrated resort; plantation; generation and supply of electric power; property development and management; tours and travel-related services; genomics research and development; investments; and oil and gas exploration and development activities. Since 2006, 2008 and 2005, respectively, Tan Sri Lim has also been Chairman and Chief Executive of Genting Malaysia Berhad, the Chief Executive of Genting Plantations Berhad, both of which are publicly listed companies in Malaysia, and the Executive Chairman of Genting Singapore PLC, a public company listed on the Singapore Stock Exchange. Genting Malaysia, Genting Plantations, and Genting Singapore are subsidiaries of Genting Berhad. Since 1990, Tan Sri Lim has been a director of Golden Hope Limited (acting as trustee of the Golden Hope Unit Trust) which is the principal shareholder of Genting HK; he is also the Chairman and Chief Executive Officer of Genting HK, where he focuses on long-term policies and new shipbuildings. Tan Sri Lim has been with Genting HK since its formation in 1993. Tan Sri Lim was also involved in the development of Resorts World Genting in Malaysia, formerly known as Genting Highlands Resort, and the overall concept and development of the Burswood Resort in Perth, Australia and the Adelaide Casino in South Australia. Tan Sri Lim graduated with a Bachelor of Science (Civil Engineering) degree from the University of London in 1975 and attended the Program for Management Development at the Harvard Graduate School of Business in 1979. Tan Sri Lim has over 30 years of experience investing in, managing and/or serving on the boards of directors of companies operating in the travel and leisure industries and has served as chairman of board of directors of several entities. In light of our ownership structure and Tan Sri Lim’s position with Genting HK and his experience, we believe that it is appropriate for Tan Sri Lim to serve as Chairman of our Board of Directors of the Company.

David Chua Ming Huat became a director of the Company in 2008. He has served as President of Genting HK since May 2007. Prior to that time, he was the Chief Operating Officer of Genting Berhad from September 2006 to February 2007. Before that he held key management positions in various international securities companies in Malaysia, Singapore and Hong Kong with extensive knowledge in the management of securities/futures/derivatives trading, asset and unit trusts management, corporate finance and corporate advisory business, and had served as a director and member of the Listing Committee of the MESDAQ market of Bursa Malaysia Securities Berhad. He possesses a Bachelor of Arts degree in Political Science and Economics from the Carleton University, Ottawa, Canada. Mr. Chua has over 15 years of management experience in a diverse range of industries with particular emphasis in securities trading and investments, corporate finance and corporate advisory work and has significant experience in serving on boards of directors. In light of our ownership structure and Mr. Chua’s position with Genting HK and his business experience, we believe that it is appropriate for Mr. Chua to serve as a director of the Company.

Marc J. Rowan became a director of the Company in January 2008. Mr. Rowan co-founded Apollo in 1990 and has been a Senior Managing Director of Apollo Global Management, LLC since 2007. In addition, Mr. Rowan currently serves on the boards of directors of the general partner of AP Alternative Assets, L.P., Apollo Global Management, LLC, Athene Group Ltd. and Caesars Entertainment Corporation, as well as on the boards of certain other Apollo entities. He has previously served on the boards of directors of AMC Entertainment, Inc., Cannondale Bicycle Corp., Countrywide Holdings, Ltd., Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the boards of directors of the National Jewish Outreach Program and the Undergraduate Executive Board of the University of Pennsylvania’s Wharton School of Business and is a member of the Board of Trustees of the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and an MBA in Finance. Mr. Rowan has over 20 years of experience in the private equity industry, has focused on the analysis, assessment and capitalization of new acquisitions and existing portfolio companies and has significant experience in serving on boards of directors. In light of our ownership structure and Mr. Rowan’s position with Apollo and his business experience, we believe that it is appropriate for Mr. Rowan to serve as a director of the Company.

Steve Martinez became a director of the Company in January 2008. Mr. Martinez is a Senior Partner and Head of Asia Pacific Private Equity for Apollo. Mr. Martinez currently serves on the board of directors of Prestige Cruise Holdings, Inc., an upscale cruise line operating the Oceania and Regent Seven Seas brands; the parent company of Rexnord Industries, a diversified manufacturer of engineered products; Veritable Maritime, an owner of crude oil tankers; and Nine Entertainment, an Australia-based television broadcast and media company. He has previously served on the boards of directors of Allied Waste Industries, Goodman Global, Hayes-Lemmerz International, Hughes Telematics, and Jacuzzi Brands. Prior to joining Apollo, Mr. Martinez was a member of the mergers and acquisitions department of Goldman, Sachs & Co. with responsibilities in merger structure negotiation and financing. Before that he worked at Bain & Company Tokyo advising U.S. corporations on corporate strategies in Japan. Mr. Martinez received a Master’s of Business Administration from the Harvard Business School and a Bachelor of Arts and Bachelor of Science from the University of Pennsylvania and the Wharton School of Business, respectively. Mr. Martinez has over 15 years of experience analyzing and investing in public and private companies and has significant experience in serving on boards of directors. Mr. Martinez participated in the diligence of the Apollo Funds’ investment in the Company and provides our Board of Directors with insight into strategic and financial matters of interest to the Company’s management and shareholders. In light of our ownership structure and Mr. Martinez’s position with Apollo and his business experience, we believe that it is appropriate for Mr. Martinez to serve as a director of the Company.

Adam M. Aron became a director of the Company in January 2008. Since September 2011, Mr. Aron has served as CEO and Co-Owner of the Philadelphia 76ers, a professional U.S. basketball team and in that capacity also serves as an Alternate Governor of the National Basketball Association. In addition, since 2006 he has been Chairman and CEO of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism and high-end real estate development and which acts in partnership with Apollo. Mr. Aron has previously served as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc., from 1996 to 2006; President and CEO of Norwegian Cruise Line, from 1993 to 1996; Senior Vice President of Marketing for United Airlines, from 1990 to 1993; and

Senior Vice President-Marketing for Hyatt Hotels Corporation, from 1987 to 1990. Mr. Aron currently serves on the board of directors of Starwood Hotels and Resorts Worldwide and Prestige Cruise Holdings, Inc., the parent company of Oceania Cruises, Inc. and Regent Seven Seas Cruises. He is a member of the Council on Foreign Relations, and is a former member of the Young Presidents’ Organization and Business Executives for National Security. He also formerly served as First Vice Chairman of the Travel Industry Association of America; and Vice Chairman of the National Finance Committee of the Democratic Senatorial Campaign Committee for the 2008 election cycle. Mr. Aron was selected by the U.S. Secretary of Defense to participate in the Joint Civilian Orientation Conference in 2004, was appointed by the U.S. Secretary of Agriculture to serve on the board of directors of the National Forest Foundation from 2000 through 2006, and was a delegate to President Clinton’s 1995 White House Conference on Travel and Tourism. Mr. Aron received a Master’s of Business Administration degree with Distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College. Mr. Aron has 33 years of experience managing companies operating in the travel and leisure industries and provides our Board of Directors with, among other skills, valuable insight and perspective on the travel and leisure operations of the Company. In light of Mr. Aron’s business experience, we believe that it is appropriate for Mr. Aron to serve as a director of the Company.

Walter L. Revell became a director of the Company and Chairman of the Audit Committee in June 2005, having served as a director of Kloster Cruise Line and other predecessor companies since 1993. Since 1984, Mr. Revell has been Chairman of the Board and Chief Executive Officer of Revell Investments International, Inc., a diversified investment, development and management company located in Coral Gables, Florida. Since 1994 and 2002, respectively, Mr. Revell has also served as a director of The St. Joe Company, a publicly traded company that is Florida’s largest private land owner and a major real estate developer and as a director of International Finance Bank in Miami, Florida. Since 1990, he has also served as Chairman of the Board and Chief Executive Officer of Pinehurst Development, Inc., a family owned company, and serves on the Executive Committee, the Board of Trustees and as Chairman of the Construction Committee of the Miami Science Museum. He formerly was a director of Calpine Corporation, Dycom Industries, Rinker Materials and Sun Banks of Florida. Mr. Revell served as Secretary of Transportation for the State of Florida in the Askew Administration. He is a past Chairman of the Florida Chamber of Commerce and was a member of The Florida Council of 100 for 37 years. He served as Chairman and CEO of H.J. Ross Associates, Inc., consulting engineers, planners and scientists, and continues as Senior Advisor to T.Y. Lin International, the new parent company, in San Francisco. Mr. Revell has 40 years of business experience investing and operating in a diverse range of industries and has significant experience serving on boards of directors. In light of Mr. Revell’s business experience, we believe that it is appropriate for Mr. Revell to serve as a director of the Company.

Karl Peterson became a director of the Company in July 2008. He is a TPG Partner, a member of that firm’s Management Committee and head of the firm’s EMEA efforts. Since rejoining TPG in 2004, Mr. Peterson has led TPG’s investment activities in travel and leisure and media and entertainment sectors. Prior to 2004, he was President and Chief Executive Officer of Hotwire, Inc. Mr. Peterson led Hotwire, Inc. from inception through its highly successful sale to IAC/InterActiveCorp for $680 million in 2003. Before his work at Hotwire, Inc., Mr. Peterson was a TPG Principal in San Francisco. Prior to joining TPG in 1995, Mr. Peterson was an investment banker in the Mergers & Acquisitions Department and the Leveraged Buyout Group of Goldman, Sachs & Co. from 1992 to 1995. He graduated with high honors from the University of Notre Dame, where he earned a B.B.A. in finance and business administration and was elected to Beta Gamma Sigma. Mr. Peterson currently serves on the board of directors of Caesars Entertainment Corporation, Sabre Holdings Corporation and Saxo Bank. Mr. Peterson has over 15 years of experience in analyzing and investing in public and private companies and has significant experience in serving on boards of directors. Mr. Peterson participated in the diligence of the TPG Viking Funds’ investment in the Company and provides our Board of Directors with insight into strategic and financial matters of interest to the Company’s management and shareholders. In light of our ownership structure and Mr. Peterson’s position with TPG and his business experience, we believe that it is appropriate for Mr. Peterson to serve as a director of the Company.

Kevin M. Sheehan has served as the President and Chief Executive Officer of the Company since August 2010. He has served as the Chief Executive Officer of the Company since November 2008 and as President since August 2010 and previously from August 2008 through March 2009. Mr. Sheehan also served as Chief Financial Officer of the Company from November 2007 through September 2010. Prior to joining us, he spent two and a half years consulting to private equity firms including Cerberus, Fortress and Clayton Dubilier & Rice and lecturing full time at Adelphi University in New York as Distinguished Visiting Professor of Accounting, Finance and Economics. Prior to that, Mr. Sheehan served a nine-year career with Cendant as Chairman and Chief Executive Officer of their

Vehicle Services Division including responsibility for Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Fleet Management and Wright Express. Prior to that he was Cendant’s Chief Financial Officer and initially served as President and Chief Financial Officer of Avis Group. He is a graduate of Hunter College and the New York University Graduate School of Business. Mr. Sheehan serves on the board of directors of GateHouse Media (NYSE: “GHS”), Dave and Buster’s and XOJET, Inc. He also serves as Chairman of the Florida Caribbean Cruise Association’s Executive Committee and on the Executive Committee of the Cruise Line International Association.

Wendy A. Beck has served as the Executive Vice President and Chief Financial Officer since September 2010. Prior to joining us, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza, Inc. from May 2008 to August 2010. Prior to that she served as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from May 2004 through April 2008 and served as their Vice President and Chief Accounting Officer from August 2001 through April 2004. Ms. Beck was also employed at Checkers Drive-In Restaurants, Inc. from 1993 through July 2001, serving as their Vice President, Chief Financial Officer and Treasurer from 2000 through July 2001. Ms. Beck currently sits on the board of directors and audit committee for Spartan Stores, Inc. (NASDAQ: SPTN). Ms. Beck holds a Bachelor of Science degree in Accounting from the University of South Florida and is a Certified Public Accountant.

Andrew Stuart has served as Executive Vice President, Global Sales and Passenger Services of the Company since November 2008. From April 2008 through September 2008, he held the position of Executive Vice President and Chief Product Officer. From September 2003 through March 2008, he served as Executive Vice President of Marketing, Sales and Passenger Services. Prior to that, he was our Senior Vice President of Passenger Services as well as Vice President of Sales Planning. He joined us in August 1988 in our London office holding various Sales and Marketing positions before relocating to our headquarters in Miami. Mr. Stuart earned a Bachelor of Science degree in Catering Administration from Bournemouth University, United Kingdom.

Daniel S. Farkas has served as Senior Vice President and General Counsel of the Company since February 2008 and as Secretary of the Company since 2010. Since Mr. Farkas joined us in January 2004, he has held the positions of Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel, from 2004 to 2005. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves on the board of directors of the Cruise Industry Charitable Foundation. Mr. Farkas earned a Bachelor of Arts degree Cum Laude with honors in English and American Literature from Brandeis University and a Juris Doctorate degree from the University of Miami.

Maria Miller has served as Senior Vice President, Marketing since June 2009. Prior to joining us, Ms. Miller served as Senior Vice President, Marketing for Dave & Buster’s Inc., from May 2003 through May 2009. Before that she was Principal and Co-Founder of the marketing consulting firm Sage Partners, LLC from February 2002 through April 2003 and served as Vice President of Marketing for Elance from July 2000 through September 2001. Ms. Miller also served as Senior Vice President, Marketing for Avis Group Holdings, Inc., from January 1998 through July 2000 and held several marketing positions at American Express Company including Vice President, Platinum Card Operations from April 1987 through October 1995. Ms. Miller holds a Bachelor of Science degree in Business Administration from New York University and an MBA from Stanford University.

Robert Becker has served as Senior Vice President, Consumer Research of the Company since March 2008. Prior to joining us, Mr. Becker held the same position at Carnival Cruise Lines from November 1999 through February 2008. Before that Mr. Becker served as Director of Consumer Research/National Accounts at Renaissance Cruise Lines from November 1996 through October 1999 and General Manager of R Travel from August 1994 through September 1996. Mr. Becker holds a Bachelor of Arts from St. Bonaventure University and an MBA from Florida Atlantic University.

Board of Directors

NCLC currently intends to have the same Board of Directors as NCLH. In this section, references to “our” or “we” refer to NCLH.

Upon consummation of the IPO, NCLH’s Board of Directors was divided into three classes, each of whose members will serve for staggered three-year terms. Tan Sri Lim Kok Thay and Marc J. Rowan are Class I directors, whose initial terms will expire at the first annual general meeting of shareholders that is held following the consummation of the IPO; Walter L. Revell, who is our independent director, and Adam M. Aron are Class II directors, whose initial terms will expire at the second annual general meeting of shareholders that is held following the consummation of the IPO; and Steve Martinez, Karl Peterson and David Chua Ming Huat are Class III directors, whose initial terms will expire at the third annual general meeting of shareholders that is held following the consummation of the IPO.

We avail ourselves of the “controlled company” exception under the NASDAQ rules, which eliminates the requirement that NCLH have a majority of independent directors on our Board of Directors and that NCLH have compensation and nominating and governance committees composed entirely of independent directors. NCLH is required, however, to have an audit committee with one independent director during the 90-day period beginning on the date of effectiveness of the registration statement filed with the SEC in connection with the IPO (January 18, 2013). After such 90-day period and until one year from the date of effectiveness of the registration statement, NCLH is required to have a majority of independent directors on its audit committee. Beginning one year after the date of effectiveness of this registration statement, NCLH is required to have an audit committee comprised entirely of independent directors. Pursuant to the terms of the Shareholders’ Agreement, within 90 days following the consummation of the IPO, NCLH’s Board of Directors will consist of nine directors, including five directors designated by the Apollo Funds, two directors designated by Genting HK and two independent directors (one designated by the Apollo Funds and one designated by Genting HK). Within one year following the consummation of the IPO, NCLH’s Board of Directors will consist of eleven directors, including six directors designated by the Apollo Funds, two directors designated by Genting HK and three independent directors (two designated by the Apollo Funds and one designated by Genting HK).

If at any time we cease to be a “controlled company” under the NASDAQ rules, NCLH’s Board of Directors will take all action necessary to comply with such NASDAQ rules, including appointing a majority of independent directors to the Board of Directors and establishing certain committees composed entirely of independent directors, in each case subject to the terms of the Shareholders’ Agreement.

In accordance with NCLH’s bye-laws, the number of directors comprising its Board of Directors will be as determined from time to time by resolution of its Board of Directors, provided, that there shall be at least seven but no more than eleven directors. Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. At any meeting of NCLH’s Board of Directors, except as otherwise required by law, its bye-laws provide that a majority of the total number of directors then in office, including a majority of the directors designated by the Apollo Funds and at least one director designated by Genting HK, will constitute a quorum for all purposes. The composition of NCLH’s Board of Directors and committees of its Board of Directors are subject to requirements in the Shareholders’ Agreement.

We refer you to “Certain Relationships and Related Transactions—The Shareholders’ Agreement” for more information regarding the governance arrangements for NCLH among its principal shareholders, Genting HK, the Apollo Funds and the TPG Viking Funds, and the process for selection of directors by its principal shareholders.

Committees of our Board of Directors

Audit Committee

Our audit committee consists of Walter L. Revell, Steve Martinez and Adam M. Aron. Our Board of Directors has determined that Walter L. Revell qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. Walter L. Revell is independent as independence is defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and under the NASDAQ rules. We intend to take such actions as may be necessary to ensure that a majority of the members of our audit committee are independent directors no later than 90 days after the consummation of the IPO and that all members of our audit committee are independent directors no later than one year after the consummation of the IPO. At least one of these additional independent directors will satisfy the NASDAQ standard of possessing accounting or related financial management expertise and qualify as an independent audit committee financial expert under the Exchange Act. The principal duties and responsibilities of our audit committee are as follows:

•	to oversee and monitor the integrity of our financial statements;

•	to monitor our financial reporting process and internal control system;

•	to appoint our independent registered public accounting firm from time to time, determine their compensation and other terms of engagement and oversee their work;

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee consists of Steve Martinez, Marc J. Rowan and Tan Sri Lim Kok Thay. The principal duties and responsibilities of our compensation committee are as follows:

•

to provide oversight and make recommendations to our Board of Directors on the development and implementation of the compensation policies, strategies, plans and programs for our key employees, executive officers and outside directors and disclosure relating to these matters and to establish and administer incentive compensation, benefit and related plans;

•

to review and make recommendations to our Board of Directors regarding corporate goals and objectives, performance and the compensation of our chief executive officer, chief financial officer and the other executive officers of us and our subsidiaries; and

•	to provide oversight and make recommendations to our Board of Directors concerning selection of officers, regarding performance of individual executives and related matters.

NCLH avails itself of the “controlled company” exemption under the NASDAQ rules, which exempts it from the requirement that it have a compensation committee composed entirely of independent directors.

Board compensation

NCLH’s directors are entitled to reimbursement for their out-of-pocket expenses. Beginning upon consummation of the IPO, each of its directors receives an annual retainer fee of $50,000. Beginning upon consummation of the IPO, the chairman of the audit committee receives an annual retainer fee of $10,000. Beginning upon consummation of the IPO, directors also receive a fee of $1,200 per committee meeting attended. Under NCLH’s new long-term incentive plan, upon consummation of the IPO, its independent director received a one-time grant of $200,000 of restricted ordinary shares (based on the initial offering price of NCLH’s ordinary shares in the IPO).

Compensation committee interlocks and insider participation

None of our executive officers serves as a member of our Board of Directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or compensation committee. No interlocking relationship exists between any member of our Board of Directors or any member of the compensation committee (or other committee performing equivalent functions) of any other company.

Code of ethical business conduct

NCLH’s Board of Directors has adopted a Code of Ethical Business Conduct that is applicable to all officers, directors and employees, which is available on our website: www.investor.ncl.com under “Corporate— About Norwegian—Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at Norwegian Cruise Line Holdings Ltd., Investor Relations Department, 7665 Corporate Center Drive, Miami, Florida 33126. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethical Business Conduct by posting such information on our website at the address and the location specified above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section describes each of the material elements of compensation awarded to, earned by or paid to our executive officers identified in the “2012 Summary Compensation” table, which we refer to in this section as our “Named Executive Officers” or “NEOs.” This section also describes the role and involvement of various parties in our executive compensation analysis and decisions, and provides a discussion of the process and rationale for the decisions of our Board of Directors to compensate our Named Executive Officers with specific types and amounts of compensation. The Named Executive Officers for 2012 were:

Kevin M. Sheehan	President and Chief Executive Officer
Wendy A. Beck	Executive Vice President and Chief Financial Officer
Andrew Stuart	Executive Vice President, Global Sales and Passenger Services
Maria Miller	Senior Vice President, Marketing
Robert Becker	Senior Vice President, Consumer Research

Although following the IPO we now have a separate compensation committee, our executive compensation programs have historically been determined and approved by our entire Board of Directors. Our Board of Directors historically had the authority to determine all aspects of our executive compensation program, and made all compensation decisions affecting the Named Executive Officers prior to the IPO. None of the Named Executive Officers are members of our Board of Directors or otherwise had any role in determining the compensation of other Named Executive Officers, although our Board of Directors did consider the recommendations of our President and Chief Executive Officer (the “CEO”) in setting compensation levels for our executive officers other than the CEO. Following the IPO, our compensation committee has the authority to determine all aspects of our executive compensation program and make all compensation decisions affecting the Named Executive Officers, and will take over the compensation-related responsibilities previously performed by the Board of Directors.

Executive Compensation Program Objectives and Philosophy

The Company’s executive compensation arrangements are guided by the following principles and business objectives:

•	We believe that a capable, experienced and highly motivated executive management team is critical to our success and to the creation of long-term shareholder value.

•

We believe that the most effective executive compensation program is one that is designed to reward the achievement of annual, long-term and strategic goals and aligns the interests of our executives with those of our shareholders, with the ultimate objective of improving long-term shareholder value.

The Company’s executive compensation program is designed according to these principles and is intended to achieve two principal objectives: (1) effectively attract and retain executives with the requisite skills and experience to help us achieve our business objectives and develop, expand and execute business opportunities that improve long-term shareholder value; and (2) encourage executives to achieve our short-term and long-term business objectives and increase long-term shareholder value by linking executive compensation to Company performance, increases in long-term shareholder value and individual performance.

The Company’s current compensation program has three key elements, which are designed to be consistent with the Company’s compensation philosophy and business objectives: (1) base salary; (2) annual and medium-term incentive cash bonuses; and (3) long-term equity awards that are subject to both time and performance-based vesting requirements. The Company also provides nonqualified deferred compensation plan benefits, 401(k) retirement benefits, perquisites and severance benefits to the executive officers, including the Named Executive Officers.

In structuring executive compensation arrangements, our Board of Directors considers how each component meets these objectives. Base salaries, severance, retirement and nonqualified deferred compensation benefits are primarily intended to attract and retain highly qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may change from year to year depending on performance, among other things). We believe that in order to attract and retain top executives, we need to provide our executives with compensation levels that reward their continued service and are competitive. Some of the elements, such as base salaries, are paid out on a short-term or current basis. Other elements, such as benefits provided upon termination of employment and nonqualified deferred compensation are paid out on a longer term basis. We believe that this mix of short and long-term elements allows us to achieve our goals of attracting and retaining top executives.

Annual and medium-term incentive bonuses and long-term equity incentives are the elements of our executive compensation program that are designed to reward performance and thus the creation of shareholder value. Annual incentive bonuses are primarily intended to motivate the Named Executive Officers to achieve the Company’s annual financial objectives, although we also believe they help us attract and retain top executives. Medium-term incentive bonuses are used from time to time as an additional performance incentive and are primarily intended to motivate the Named Executive Officers to achieve specific performance objectives. Our long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with shareholders’ long-term interests, although we also believe that they play a role in helping us to attract and retain top executives.

Our Board of Directors believes that performance-based compensation such as annual and medium-term incentive bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of our shareholders. For this reason, these forms of compensation constitute a significant portion of each of our Named Executive Officers’ compensation opportunity. In determining the appropriate mix for each of our Named Executive Officers, our Board of Directors considers and assesses, among other factors, each Named Executive Officer’s responsibilities, background and experience, and value to the Company, as well as each officer’s expected level of contribution toward achieving the Company’s long-term objectives.

Compensation Consultants; Review of Relevant Compensation Data

Consistent with past practice, in 2012 neither our Board of Directors nor management retained a compensation consultant to review or recommend the amount or form of compensation paid to our executive officers, including our Named Executive Officers, or our directors. If and when we decide to retain a compensation consultant to assist us with our executive compensation programs in the future, we will conduct an independence assessment of any such compensation consultant (including an assessment of any conflicts of interest) as and to the extent required under applicable SEC and NASDAQ rules.

Our Board of Directors believes that, in order to effectively attract and retain high level executive talent, each element of the compensation program should establish compensation levels that take into account current market practices. Our Board of Directors does not “benchmark” executive compensation at any particular level in comparison with other companies. Rather, our Board of Directors familiarizes itself with compensation trends and competitive conditions through the review of non-customized third-party market surveys and other publicly available data about relevant market compensation practices. In setting compensation levels for 2012, our Board of Directors considered publicly available compensation data to determine the relative strengths and weaknesses of our compensation packages on an aggregate basis solely as a validation after determining the types and amount of compensation based on its own evaluation. In addition to a review of the general market compensation levels and practices, in setting compensation levels for 2012, our Board of Directors also relied on its extensive experience managing private equity entities and considered each executive’s level of responsibility and performance for the overall operations of the Company, historical Company practices, long-term market trends, internal pay equity, expectations regarding the individual’s future contributions, our own performance, budget considerations, and succession planning and retention strategies.

Prior to the IPO, there was no public market for NCLH’s ordinary shares, and as a result we have not been required to hold a shareholder advisory vote on our executive compensation (a “say on pay” vote). NCLH will hold a “say on pay” vote at its first annual shareholders’ meeting, and intends to consider the outcome of the “say on pay” vote when making its executive compensation decisions.

Executive Compensation Program Elements

Base Salaries

Each Named Executive Officer is party to an employment agreement that provides for a fixed base salary, subject to annual review by our Board of Directors. The initial base salary level for each Named Executive Officer was negotiated in connection with the executive joining the Company or upon a change of their responsibilities. Decisions regarding adjustments to base salaries are made at the discretion of our Board of Directors. In reviewing base salary levels for our Named Executive Officers, our Board of Directors considers and assesses, among other factors, each Named Executive Officer’s current base salary, their job responsibilities, leadership and experience, and value to our Company. In addition, as noted above, base salary levels are generally intended to be consistent with competitive market base salary levels, but are not specifically targeted or “bench-marked” against any particular company or group of companies.

After reviewing the Named Executive Officers’ base salaries in light of the current economic environment and considering the Company’s financial position, our Board of Directors determined to increase the base salaries of our Named Executive Officers by 2.5%-5% from their 2011 levels effective April 1, 2012.

Annual Performance Incentives

Each of our Named Executive Officers, with the exception of Mr. Becker, are eligible for an annual performance incentive cash bonus opportunity pursuant to the terms of their employment agreements. The employment agreements for each of these Named Executive Officers provide that for each fiscal year of the Company, the executive is eligible to earn an incentive bonus determined by our Board of Directors in its discretion based on the attainment of performance objectives established for the fiscal year by our Board of Directors. For 2012, our Board of Directors established the applicable performance objectives under the 2012 Management Incentive Plan. The 2012 performance objectives were based upon the achievement of certain performance goals of the Company and the individual. The annual performance incentive is used to ensure that a portion of our Named Executive Officers’ compensation is at risk, and that each Named Executive Officer has the opportunity to receive a variable amount of compensation based on our Board of Directors’ evaluation of our and the individual’s performance. Mr. Becker’s employment agreement provides for an annual bonus of $350,000.

Each year, our Board of Directors establishes the potential value of the executives’ incentive bonus opportunity, as well as the performance targets required to achieve these opportunities, which may include one or any combination of the following: (i) net income, operating income or EBITDA; (ii) return on assets, return on capital, return on equity, return on economic capital, return on other measures of capital, return on sales or other financial criteria; (iii) revenue or net sales; (iv) budget and expense management; or (v) customer or product measures. In determining the extent to which the performance measures are met for a given period, our Board of Directors exercises its judgment whether to reflect or exclude the impact of extraordinary, unusual or infrequently occurring events.

Each year, our Board of Directors also establishes non-financial performance measures for our Chief Executive Officer, and our Chief Executive Officer establishes the non-financial performance measures for each of the other applicable executive officers, including the Named Executive Officers. These measures are used by our Board of Directors to evaluate performance beyond purely financial measures, and include one or any combination of the following: (i) exceptional performance of each individual’s area of responsibility; (ii) leadership; (iii) creativity and innovation; (iv) collaboration; (v) development and implementation of growth initiatives; (vi) guest experience and loyalty; (vii) employee engagement; and (viii) other activities that are critical to driving long-term value for shareholders.

Our Board of Directors sets the value of the annual performance incentive opportunity as a percentage of the executive’s base salary. However, the actual amount that becomes payable to an executive is determined by our Board of Directors, in its sole discretion, based on the level of achievement of the Company performance goal and our Board of Directors’ assessment of the executive’s individual performance. After the end of the year, our Board of Directors reviews the Company’s actual performance against the performance goal established at the beginning of the year. Our Board of Directors also makes an assessment of performance against the non-financial goals set at the outset of the year as well as each Named Executive Officer’s performance in relation to any extraordinary events or transactions.

For 2012, our Board of Directors established a Company performance target based on EBITDA, as defined below for purposes of the management incentive plan, with the amount of each Named Executive Officer’s annual performance opportunity to be determined based on the Company’s actual EBITDA for the year as compared with the target EBITDA established by our Board of Directors. If the actual EBITDA for 2012 was less than 95% of the target EBITDA, no bonuses would be paid. If the actual EBITDA for 2012 was at least 105% of the target EBITDA, each Named Executive Officer would be eligible to receive up to their maximum bonus opportunity. For purposes of our management incentive plan, we define EBITDA as earnings before interest, other income (expense) including taxes, and depreciation and amortization before or after nonrecurring, uncontrollable or unusual items. Our Board of Directors believes that EBITDA is a useful measure as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, selling, general and administrative expense and other operating income and expense. In setting the target EBITDA for 2012, our Board of Directors considered several factors, including a careful review of the annual budget and the desire to ensure continued improved performance on a year over year basis. Our Board of Directors reserved the right to adjust the goals to take into account changes in deployment of the fleet, major unforeseen and uncontrollable events and other non-recurring and extraordinary costs and revenues experienced by the Company during the year, and may make appropriate adjustments for certain non-recurring items consistent with this authority.

The following chart sets forth the EBITDA levels at which various levels of incentive payout would become available to our Named Executive Officers for 2012, with the bonus percentage amounts expressed as a percentage of the Named Executive Officer’s base salary for 2012. Between these points the payout is calculated on a sliding straight line basis. The bonus opportunity set forth in the following chart for each of the Named Executive Officers was determined by our Board of Directors, in its judgment, to be appropriate based on the target bonus amount that was negotiated by each executive in their respective employment agreement, each executive’s experience and position, and general competitive practices.

	2012
Name	Percentage of EBITDA Goal Achieved	Financial Performance Bonus	Non-Financial Performance Bonus	Total Maximum Bonus
Kevin M. Sheehan	95%	40%	10%	50%
	100%	80%	20%	100%
	102.5%	130%	20%	150%
	105%	180%	20%	200%
Wendy A. Beck	95%	20%	5%	25%
	100%	40%	10%	50%
	102.5%	65%	10%	75%
	105%	90%	10%	100%
Andrew Stuart	95%	20%	5%	25%
	100%	40%	10%	50%
	102.5%	65%	10%	75%
	105%	90%	10%	100%
Maria Miller	95%	14%	3.5%	17.5%
	100%	28%	7%	35%
	102.5%	45.5%	7%	52.5%
	105%	63%	7%	70%
Robert Becker	—	—	—	—

For 2012, our Board of Directors established an EBITDA goal of $553.0 million which the Company determined was achieved. Estimated 2012 bonus amounts for each Named Executive Officer were paid in December of 2012, and on February 18, 2013, our compensation committee determined not to increase the amount of any Named Executive Officer’s estimated bonus amount. The final bonus amounts are reported in the “2012 Summary Compensation” table below.

Driving Demand Bonus Opportunity

In 2011, the Board of Directors approved a special one-time incentive opportunity designed to drive demand and pricing. Each one of our Named Executive Officers was granted an incentive opportunity under the program in 2011. The target bonus opportunity for each Named Executive Officer was determined in 2011 by our Board of Directors, in its judgment, to be appropriate based on each executive’s overall responsibilities, position in the Company and general competitive practices. Any bonus that becomes payable is based on a percentage of the Named Executive Officer’s base salary as of April 1, 2011, and ranges between 25%-100% of the executive’s base salary at that time.

Under the driving demand program, each Named Executive Officer is eligible to receive a cash bonus, based on performance during a single performance period that covers the 2011 and 2012 years that is based on the Company: (i) achieving its EBITDA budget for 2011 and 2012; (ii) improving its net ticket per diem; (iii) improving its guest satisfaction as measured by the Company’s Guest Satisfaction survey results; and (iv) improving its travel agent advocacy as measured by Norwegian’s Travel Agent survey results. If the Company fails to achieve its EBITDA budget for 2011 and 2012, no bonuses will be payable to the Named Executive Officers. If the Company achieves its EBITDA budget, the Named Executive Officers’ bonus amounts will be determined based on the achievement of the three other performance factors above (although Mr. Becker’s bonus will be determined solely on improvements to our net ticket per diem).

The amount of each Named Executive Officer’s bonus payment under the driving demand program was determined by our compensation committee in the first quarter of 2013 and is reported in the “2012 Summary Compensation” table below.

Long-Term Equity Incentive Compensation

Our policy has been that the long-term compensation of our executives, including our Named Executive Officers, should be directly linked to the value provided to shareholders. Accordingly, our long-term equity incentive program is intended to directly align a significant portion of the compensation of our Named Executive Officers with the interests of our shareholders by motivating and rewarding creation and preservation of long-term shareholder value with measurement to a multi-year performance period.

In 2009, we adopted the Profits Sharing Agreement which authorized us to grant profits interests in the form of Ordinary Profits Units in NCLC to certain key employees, including the Named Executive Officers. Each award of Ordinary Profits Units represented a share in any future appreciation of NCLC after the date of grant, subject to vesting conditions and once certain shareholder returns have been achieved.

On September 4, 2012, the Board of Directors granted Mr. Sheehan certain awards of Ordinary Profits Units in the amounts set forth in the “Grants of Plan-Based Awards in 2012” table below. In determining the level of awards granted to Mr. Sheehan, the Board of Directors took into account his responsibilities, background and experience as well as his expected level of contribution toward achieving the Company’s long-term objectives and the Board’s expectations as to the long-term Company performance. No Ordinary Profits Units were granted to any of the other Named Executive Officers during 2012; however, each of the Named Executive Officers was granted an award of Ordinary Profits Units in prior years, and these awards continued to serve as each executive’s long-term compensation opportunity.

The Ordinary Profits Units were generally subject to time-based vesting requirements (“TBUs”) and performance-based vesting requirements (“PBUs”). The TBUs were scheduled to vest ratably over five years, subject to the executive’s continued employment with the Company. In general, the PBUs were scheduled to vest, if at all, upon a “realization event” (which is generally defined to mean any receipt of cash dividends, distributions or sale proceeds with respect to our ordinary shares) for the Apollo Funds if the following levels of invested capital are returned to the Apollo Funds in connection with the realization event: 50% of the PBUs will vest if the Apollo Funds receive 100% of their invested capital in the Company and the remaining 50% will vest if the Apollo Funds receive 200% or more of their invested capital in the Company. These vesting provisions were established to ensure that the value realized by the Named Executive Officers would increase as the final cash return ultimately realized by the Apollo Funds and our other current shareholders increases.

In addition, during 2010, Mr. Sheehan was granted 100,000 PBUs that were scheduled to vest upon the occurrence of a “realization event” provided that the amount of realized cash received by the Apollo Funds is greater than two and one-quarter times (2.25x) the capital invested in the Company by the Apollo Funds. This award of PBUs was granted to Mr. Sheehan as a special performance incentive to motivate him to achieve a superior cash return for the Apollo Funds and NCLH’s other shareholders.

As part of the Corporate Reorganization, all outstanding profits interests granted under the Profits Sharing Agreement, including the Ordinary Profits Units described above, were exchanged for an economically equivalent number of Management NCL Corporation Units. The Management NCL Corporation Units received upon the exchange of outstanding profits interests will continue to be subject to the same time-based vesting requirements and performance-based vesting requirements described above. Subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units has the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for NCLH’s ordinary shares at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. Any non-pro rata tax distributions made to a Management NCL Corporation Unit Holder will reduce the amount of NCLH’s ordinary shares (or cash) that the holder would otherwise receive upon exchange. The exchange right described above is subject to (i) the filing and effectiveness of an applicable registration statement by NCLH that, in its determination, contains all the information which is required to effect a registered sale of its shares and (ii) all applicable legal and contractual restrictions, including those imposed by the lock-up agreements entered into in connection with the IPO. NCLH reserved for issuance a number of its ordinary shares corresponding to the number of Management NCL Corporation Units. Following the expiration of the 180-day lock-up agreements, NCLH intends to file a registration statement with the SEC to register on a continuous basis the issuance of the ordinary shares to be received by the holders of Management NCL Corporation Units who elect to exchange.

To the extent funds are legally available, the tax agreement governing the NCL Corporation Units provides that NCLC will make cash distributions, which we refer to as “tax distributions,” to the holders of the NCL Corporation Units (including the Management NCL Corporation Units) if ownership of the NCL Corporation Units gives rise to U.S. taxable income for the holders. The U.S. taxable income attributable to NCLH’s ownership of NCL Corporation Units may be different from the relative U.S. taxable income attributable to the Management NCL Corporation Units. In that case, tax distributions may be made on a non-pro rata basis with the holders of Management NCL Corporation Units possibly receiving relative tax distributions greater than the tax distributions received by NCLH. Generally, these tax distributions will be computed based on our estimate of the taxable income, determined for U.S. federal income tax purposes, allocable to the NCL Corporation Unit holder multiplied by the U.S. federal and state income tax rate applicable to each holder, as determined in the sole discretion of NCLH.

We will not grant any additional profits interests under the Profits Sharing Agreement, and new long-term incentive awards have been and will be granted under our new long-term incentive plan described under “New Long-Term Incentive Plan” below.

Severance Arrangements and Change in Control Benefits

Each of our Named Executive Officers is employed pursuant to an employment agreement that provides for severance benefits upon an involuntary termination of the Named Executive Officer’s employment by us without cause or, for Mr. Sheehan, a termination by the executive as a result of a constructive termination. The severance benefit in each employment agreement was negotiated in connection with the commencement of each executive’s employment with the Company, or upon a change of their responsibilities. In each case, our Board of Directors determined that it was appropriate to provide the executive with severance benefits under the circumstances in light of each of their respective positions with the Company, general competitive practices and as part of each of their overall compensation package. The severance benefits payable to each of our Named Executive Officers upon a qualifying termination of employment generally includes a cash payment based on the executive’s base salary (and in some cases, including bonus), and continued medical benefits for the applicable severance period at the Company’s expense.

The Company does not believe that the Named Executive Officers should be entitled to any cash severance benefits merely because of a change in control of the Company. Accordingly, none of the Named Executive Officers are entitled to any such payments or benefits upon the occurrence of a change in control of the Company unless there is an actual or constructive termination of employment following the change in control.

The material terms of these benefits are described in the “Potential Payments Upon a Termination or Change in Control” section of this annual report below.

Other Elements of Compensation

Share Option Scheme for Shares of Genting HK

Certain directors and employees of Genting HK and the Company, including Mr. Stuart, were granted options to purchase shares of Genting HK under the Share Option Scheme adopted by Genting HK on August 23, 2000 (as effected on November 30, 2000 and amended on May 22, 2002). None of the Named Executive Officers other than Mr. Stuart have been granted awards under this plan. The Share Option Scheme expired on November 29, 2010, whereupon no further options can be granted under this plan. All options outstanding under this plan are vested and exercisable. These options do not relate to NCLH’s ordinary shares, and are not considered a part of our current executive compensation program.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain of our executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. Messrs. Sheehan and Stuart are the only Named Executive Officers who are eligible to participate in the SERP. The SERP provides for Company contributions on behalf of the participants to compensate them for the benefits that are limited under our 401(k) Plan. We credit participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and our former 401(k) Plan without regard to any limitations imposed by the Code. Participants do not make any elective contributions under this plan.

In 2012, the Company made a contribution to the SERP for Messrs. Sheehan and Stuart, and certain amounts were paid to Messrs. Sheehan and Stuart, in lieu of being contributed to the SERP, in order to comply with and avoid adverse consequences under recently enacted applicable tax rules. The Company contribution amount for Messrs. Sheehan and Stuart for 2012 is included in the “2012 Summary Compensation” table below and the footnotes thereto. Additional information about the SERP is provided in the “Nonqualified Deferred Compensation Table” and the narrative to the table below.

Senior Management Retirement Savings Plan

We maintain a Senior Management Retirement Savings Plan (“SMRSP”), which is a legacy unfunded defined contribution plan for certain of our employees, including Mr. Stuart, who were employed by the Company prior to 2001. Mr. Stuart is the only Named Executive Officer who is eligible to participate in the SMRSP. The SMRSP provides for Company contributions on behalf of the participants to compensate them for the difference between the qualified plan benefits that were previously available under the Company’s cash balance pension plan and the redesigned 401(k) Plan. We credit participants under the SMRSP Plan for the difference in the amount that would have been contributed by us to the Company’s previous Norwegian Cruise Line Pension Plan and the qualified plan maximums of the new 401(k) Plan.

The amount of the contribution for 2012 was paid to Mr. Stuart in 2012 in order to comply with and avoid adverse consequences under recently enacted applicable tax rules. The Company contribution amount for Mr. Stuart for 2012 is included in the “2012 Summary Compensation” table below and the footnotes thereto. Additional information about the SMRSP is provided in the “Nonqualified Deferred Compensation” table and the narrative to the table below.

Benefits and Perquisites

We provide our Named Executive Officers with retirement benefits under our 401(k) Plan, participation in our medical, dental and insurance programs and vacation and other holiday pay, all in accordance with the terms of such plans and programs in effect from time to time and substantially on the same terms as those generally offered to our other employees.

In addition, the Named Executive Officers receive a cash automobile allowance, as well as coverage under the Company’s Medical Executive Reimbursement Plan which provides them with reimbursement of certain medical, dental and vision expenses. The Company believes that the level and mix of perquisites it provides to the Named Executive Officers is consistent with market compensation practices.

Share Ownership Program

We do not currently have a share ownership program in place for our Named Executive Officers.

Compensation Risk Assessment

The Company conducted a risk assessment of the Company’s compensation policies and practices and concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In particular, our Board of Directors believes that the design of the Company’s annual and medium-term performance incentive programs and long-term equity incentives provides an effective and appropriate mix of incentives to ensure our executive compensation program is focused on long-term shareholder value creation and does not encourage the taking of short-term risks at the expense of long-term results.

Compensation Committee Report

The compensation committee of the Board of Directors has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this annual report.

Compensation Committee of the Board of Directors

Tan Sri Lim Kok Thay

Marc J. Rowan

Steve Martinez

The foregoing report of the compensation committee does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Registrant (including any future filings) under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Registrant specifically incorporates such report by reference therein.

Compensation of Executive Officers

The “2012 Summary Compensation” table below quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers for 2012, 2011 and 2010. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus, long-term equity incentives consisting of profits interest awards and nonqualified deferred compensation benefits.

The “2012 Summary Compensation” table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of our profits interests grants, provides information regarding the cash and long-term equity incentives awarded to our Named Executive Officers. The sections entitled “—Outstanding Equity Awards at December 31, 2012” and “—Option Exercises and Stock Vested in 2012” provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

2012 Summary Compensation

The following table presents information regarding compensation of each of our Named Executive Officers for services rendered during 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Kevin M. Sheehan President and Chief Executive Officer	2012 2011 2010	1,113,423 1,060,391 1,018,036	— 166,667 166,667	589,335 — 1,693,040	2,078,237 2,057,159 2,036,072	577,389 566,619 427,391	4,358,384 3,850,836 5,341,206
Wendy A. Beck Executive Vice President and Chief Financial Officer	2012 2011 2010	515,337 504,507 125,000	— — 250,000	— — 704,720	721,566 484,326 —	147,336 70,577 37,116	1,384,239 1,059,410 1,116,836
Andrew Stuart Executive Vice President, Global Sales and Passenger Services	2012 2011 2010	488,638 476,771 465,826	— 133,333 133,333	— — —	684,212 452,932 465,826	175,400 177,338 151,097	1,348,250 1,240,374 1,216,082
Maria Miller Senior Vice President, Marketing	2012 2011 2010	372,375 363,367 355,035	— — —	— — —	465,588 241,640 248,525	22,818 24,199 24,983	860,781 629,206 628,543
Robert Becker Senior Vice President, Consumer Research	2012 2011 2010	268,696 262,164 256,132	350,000 350,000 350,000	— — —	256,740 — —	21,760 14,308 9,981	897,196 626,472 616,113

(1)	The amounts reported for 2011 and 2010 in the “Bonus” column of the table above represent the portion of the leadership retention awards that were earned in connection with their services in 2011 and 2010 for Mr. Sheehan and Mr. Stuart. The amounts for Mr. Becker represent his annual bonus. The amount for Ms. Beck in 2010 represents the bonus that was guaranteed.
(2)	The amounts reported in the “Stock Awards” column of the table above reflect the fair value on the grant date of the profits interests awards granted to our Named Executive Officers. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of the profits interests awards contained in Note 7, Employee Benefits and Share Option Plans, to our consolidated financial statements for the year ended December 31, 2012 included elsewhere in this annual report.
(3)	Please see the Compensation Discussion and Analysis section above for a description of (1) the incentive bonuses awarded to the Named Executive Officers for 2012 and (2) the driving demand program incentive bonuses awarded to the Named Executive Officers in 2011 for a single performance period that covers 2011 and 2012.
(4)	The following table provides detail for the amounts reported for 2012 in the “All Other Compensation” column of the table.

Name	Auto ($)(1)	Relocation Assistance ($)(2)	Contributions to SERP ($)(3)	Contributions to SMRSP ($)(4)	Other Perquisites ($)(5)	Total ($)
Kevin M. Sheehan	27,000	—	538,132	—	12,257	577,389
Wendy A. Beck	14,400	125,343	—	—	7,593	147,336
Andrew Stuart	14,400	—	141,939	10,995	8,066	175,400
Maria Miller	14,400	—	—	—	8,418	22,818
Robert Becker	14,400	—	—	—	7,360	21,760

(1)	Represents a cash automobile allowance.

(2)	Represents amounts paid directly to the Named Executive Officer as well as relocation expenses paid directly by the Company.
(3)	Represents the Company contribution to the Company’s Supplemental Executive Retirement Plan.
(4)	Represents the Company contribution to the Company’s Senior Management Retirement Savings Plan.
(5)	Represents medical executive reimbursement, flexible credits and life insurance premiums.

Description of Employment Agreements—Salary and Bonus Amounts

Kevin M. Sheehan

Mr. Sheehan is employed as our President and Chief Executive Officer pursuant to an employment agreement with the Company. The initial term of Mr. Sheehan’s employment under the agreement is four years. The agreement will automatically renew for an additional year on November 5, 2013 and each anniversary thereafter, subject to the same terms and conditions, unless either we or Mr. Sheehan gives notice of non-renewal within ninety days prior to the end of the term. The agreement provides for a minimum annual base salary of $1,000,000, annual performance-based bonus with a target amount equal to 100% of base salary, long-term incentive compensation as determined by our Board of Directors and participation in employee benefit plans and perquisite programs generally available to our executive officers.

Wendy A. Beck

Ms. Beck is employed as our Executive Vice President and Chief Financial Officer pursuant to an employment agreement with the Company effective as of September 20, 2010. The initial term of Ms. Beck’s employment under the agreement is one year. The agreement renewed for an additional year on September 19, 2012 and will renew each anniversary thereafter, subject to the same terms and conditions, unless either we or Ms. Beck gives notice of non-renewal within ninety days prior to the end of the term. The agreement provides for a minimum annual base salary of $500,000, annual performance-based bonus with a target amount equal to 50% of base salary, long-term incentive compensation as determined by our Board of Directors, relocation assistance and participation in employee benefit plans and perquisite programs generally available to our executive officers.

Andrew Stuart

Mr. Stuart is employed as our Executive Vice President, Global Sales and Passenger Services pursuant to an employment agreement with the Company. The initial term of Mr. Stuart’s employment agreement is one year. The agreement renewed for an additional year on July 8, 2012 and will renew each anniversary thereafter, subject to the same terms and conditions, for additional one-year terms unless either we or Mr. Stuart gives notice of non-renewal within ninety days prior to the end of the term. The agreement provides for a minimum annual base salary of $455,620, annual performance-based bonus with a target amount equal to 50% of base salary, long-term incentive compensation as determined by our Board of Directors, and participation in employee benefit plans and perquisite programs generally available to our executive officers.

Maria Miller

Ms. Miller is employed as our Senior Vice President, Marketing pursuant to an employment agreement with the Company. The initial term of Ms. Miller’s employment under the agreement is one year. The agreement automatically renewed for an additional year on May 31, 2012 and will renew each anniversary thereafter, subject to the same terms and conditions, for additional one-year terms unless either we or Ms. Miller gives notice of non-renewal within ninety days prior to the end of the term. The agreement provides for a minimum annual base salary of $350,000, annual performance-based bonus with a target amount equal to 35% of base salary, long-term incentive compensation as determined by our Board of Directors, relocation assistance and participation in employee benefit plans and perquisite programs generally available to our executive officers.

Robert Becker

Mr. Becker is employed as our Senior Vice President, Consumer Research pursuant to an employment agreement with the Company. The initial term of Mr. Becker’s employment agreement is two years. The agreement renewed for an additional year on March 16, 2012 and will renew each anniversary thereafter, subject to the same terms and conditions, for additional one-year terms unless either we or Mr. Becker gives notice of non-renewal within ninety days prior to the end of the term. The agreement provides for a minimum annual base salary of $250,000, annual bonus of $350,000, long-term incentive compensation as determined by our Board of Directors, and participation in employee benefit plans and perquisite programs generally available to our executive officers.

Grants of Plan-Based Awards in 2012

The following table presents all plan-based awards granted to our Named Executive Officers during the year ending December 31, 2012.

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock Awards(4) ($)
Name (a)	Grant Date (b)	Thresh- old ($) (c)	Target ($) (d)	Maximum ($) (e)	Thresh- old (#) (f)	Target (#) (g)	Maximum (#) (h)	(i)	(j)
Kevin M. Sheehan
2012 Bonus	1/1/12	—	1,113,423	2,226,846	—	—	—	—	—
Ordinary Profits Units	9/4/12	—	—	—	—	15,000	—	15,000	589,335
Wendy A. Beck
2012 Bonus	1/1/12	—	257,668	515,337	—	—	—	—	—
Andrew Stuart
2012 Bonus	1/1/12	—	244,319	488,638	—	—	—	—	—
Maria Miller
2012 Bonus	1/1/12	—	130,331	260,663	—	—	—	—	—
Robert Becker	—	—	—	—	—	—	—	—	—

(1)	Amounts in these columns show the range of possible future payouts under the Company’s annual performance incentive cash bonus program based on performance during 2012, as described in the Compensation Discussion and Analysis.
(2)	The amounts in these columns represent the number of Ordinary Profits Units subject to the profits interest award granted in 2012 that are subject to performance-based vesting conditions.
(3)	The amounts in this column represent the number of Ordinary Profits Units subject to the profits interest award granted in 2012 that are subject to time-based vesting conditions.
(4)	The amounts in this column represent the aggregate grant date fair value of the profits interest awards. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see footnote 2 to the “2012 Summary Compensation” table above.

Description of Plan-Based Awards

Non-Equity Incentive Plan Awards

The material terms of the non-equity incentive plan awards reported in the above table are described in the Compensation Discussion and Analysis section above under the heading “—Executive Compensation Program Elements—Annual Performance Incentives.”

Equity Incentive Plan Awards

On September 4, 2012, the Board of Directors granted Mr. Sheehan certain awards of Ordinary Profits Units in the amounts set forth in the “Grants of Plan-Based Awards in 2012” table above. No Ordinary Profits Units were granted to any of the other Named Executive Officers during 2012; however, each of the Named Executive Officers was granted an award of Ordinary Profits Units in prior years, and these awards continued to serve as each executive’s long-term compensation opportunity. Each of these awards was granted under, and was subject to the terms and conditions of, the Profits Sharing Agreement, which was adopted by NCLC in 2009.

Under the Profits Sharing Agreement, our Board of Directors was authorized to grant profits interests in NCLC to certain key employees, including the Named Executive Officers, in the form of Ordinary Profits Units. Each award of Ordinary Profits Units represented a share in any future appreciation of NCLC after the date of grant, subject to vesting conditions and once certain shareholder returns have been achieved.

Generally, 50% of the Ordinary Profits Units subject to each award was subject to time-based vesting requirements (“TBUs”) and 50% of the Ordinary Profits Units subject to each award was subject to performance-based vesting requirements (“PBUs”). In addition, in 2010 Mr. Sheehan was granted 100,000 PBUs that were scheduled to vest upon the occurrence of a “realization event” (which is generally defined to mean any receipt of cash dividends, distributions or sale proceeds with respect to our ordinary shares) for the Apollo Funds provided that the amount of realized cash received by the Apollo Funds is greater than two and one-quarter times (2.25x) the capital invested in the Company by the Apollo Funds.

The TBUs generally were scheduled to vest ratably over five years, subject to the executive’s continued employment with the Company. The PBUs were scheduled to vest, if at all, upon a “realization event” for the Apollo Funds if the following levels of invested capital are returned to the Apollo Funds in connection with the realization event: 50% of the PBUs will vest if the Apollo Funds receive 100% of their invested capital in the Company and the remaining 50% will vest if the Apollo Funds receive 200% or more of their invested capital in the Company.

If there is a “sale of the company” (as defined in the Profits Sharing Agreement), all of the then outstanding unvested TBUs (after giving effect to any TBUs that vest in connection with the transaction) would automatically have been forfeited on the date of the sale and any outstanding and unvested PBUs would have vested, if at all, based on the level of the Apollo Funds’ return on their invested capital as a result of the sale. Any unvested PBUs that did not vest would be forfeited. If the Named Executive Officer’s employment terminates, the award, to the extent it is then unvested, would generally have been forfeited, except as described in the “Potential Payments Upon Termination or Change in Control” section below.

As part of the Corporate Reorganization, all outstanding profits interests granted under the Profits Sharing Agreement, including the Ordinary Profits Units described above, were exchanged for an economically equivalent number of Management NCL Corporation Units. The Management NCL Corporation Units received upon the exchange of outstanding profits interests will continue to be subject to the same time-based vesting requirements and performance-based vesting requirements described above. Subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units has the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for NCLH’s ordinary shares at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. Any non-pro rata tax distributions made to a Management NCL Corporation Unit Holder will reduce the amount of NCLH’s ordinary shares (or cash) that the holder would otherwise receive upon exchange. The exchange right described above is subject to (i) the filing and effectiveness of an applicable registration statement by NCLH that, in its determination, contains all the information which is required to effect a registered sale of its shares and (ii) all applicable legal and contractual restrictions, including those imposed by the lock-up agreements entered into in connection with the IPO. NCLH has reserved for issuance a number of its ordinary shares corresponding to the number of Management NCL Corporation Units. Following the expiration of the 180-day lock-up agreements, NCLH intends to file a registration statement with the SEC to register on a continuous basis the issuance of the ordinary shares to be received by the holders of NCL Corporation Units who elect to exchange.

To the extent funds are legally available, the tax agreement governing the NCL Corporation Units provides that NCLC will make cash distributions, which we refer to as “tax distributions,” to the holders of the NCL Corporation Units (including the Management NCL Corporation Units) if ownership of the NCL Corporation Units gives rise to U.S. taxable income for the holders. The U.S. taxable income attributable to NCLH’s ownership of NCL Corporation Units may be different from the relative U.S. taxable income attributable to the Management NCL Corporation Units. In that case, tax distributions may be made on a non-pro rata basis with the holders of Management NCL Corporation Units possibly receiving relative tax distributions greater than the tax distributions received by NCLH. Generally, these tax distributions will be computed based on our estimate of the taxable income, determined for U.S. federal income tax purposes, allocable to the NCL Corporation Unit holder multiplied by the U.S. federal and state income tax rate applicable to each holder, as determined in the sole discretion of NCLH.

We will not grant any additional profits interests under the Profits Sharing Agreement, and new long-term incentive awards have been and will be granted under NCLH’s new long-term incentive plan described under “New Long-Term Incentive Plan” below.

Outstanding Equity Awards at December 31, 2012

The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of December 31, 2012. The number of shares reported in the table below represent Ordinary Profits Units and not Management NCL Corporation Units.

		Option Awards				Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Kevin M. Sheehan	7/23/09 10/13/10 10/13/10 9/4/12	— — — —	— — — —	— — — —	— — — —	15,000 15,000 — 15,000	(6) (7) (11)	1,615,596 1,428,534 — 1,110,465	75,000 25,000 100,000 15,000	8,077,981 2,380,891 9,523,563 1,110,465
Wendy A. Beck	10/13/10	—	—	—	—	18,000	(8)	1,714,241	30,000	2,857,069
Andrew Stuart	7/23/09 8/23/04	— 126,549	— —	— .2090	— 8/24/14	8,000 —	(6)	861,651 —	40,000 —	4,308,257 —
Maria Miller	6/1/09	—	—	—	—	6,000	(9)	646,238	15,000	1,615,596
Robert Becker	7/23/09 12/18/09	— —	— —	— —	— —	2,500 700	(10) (10)	269,266 75,394	12,500 3,500	1,346,330 376,972

(1)	Represents fully vested stock options to purchase common shares of Genting HK granted to Mr. Stuart under the Share Option Scheme adopted by Genting HK on August 23, 2000 (as effected on November 30, 2000 and amended on May 22, 2002). These options do not relate to the Company’s ordinary shares.
(2)	The amount in this column was converted to U.S. dollars using the exchange rate as of December 31, 2012 of 1 Hong Kong = U.S. $.1290.
(3)	Represents unvested Ordinary Profits Units that were subject to time-based vesting requirements (TBUs).
(4)	The market value of the Ordinary Profits Units was calculated based on the IPO price of $19.00 per ordinary share.
(5)	Represents unvested Ordinary Profits Units that were subject to performance-based vesting requirements (PBUs). These performance-based Ordinary Profits Units vest upon a “realization event” for the Apollo Funds if, and to the extent that, the Apollo Funds receive specified levels of their invested capital in the Company in connection with the realization event.
(6)	20% of the number of Time-Based Units vested on January 7, 2013.
(7)	20% of the number of Time-Based Units that vest on each of September 15, 2013, 2014 and 2015.
(8)	20% of the number of Time-Based Units that vest on each of September 20, 2013, 2014 and 2015.
(9)	20% of the number of Time-Based Units that vest on each of June 1, 2013 and 2014.
(10)	20% of the number of Time-Based Units that vest on March 17, 2013.
(11)	20% of the number of Time-Based Units that vest on each of September 4, 2013, 2014, 2015, 2016 and 2017.

Options Exercises and Stock Vested in 2012

The following table presents information regarding all stock options exercised and value received upon exercise, and all stock awards vested and the value realized upon vesting, by the Named Executive Officers during 2012. The number of shares reported in the table below represent Ordinary Profits Units and not Management NCL Corporation Units.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kevin M. Sheehan	—	—	20,000	440,440
Wendy A. Beck	—	—	6,000	52,800
Andrew Stuart	—	—	8,000	211,440
Maria Miller	—	—	3,000	65,700
Robert Becker	—	—	3,200	70,093

(1)	During 2012, a portion of the Ordinary Profits Unit awards that were subject to time-based vesting (TBUs) became vested. The value ascribed to the units that vested during the course of the year was calculated by an independent third party valuation firm.

Nonqualified Deferred Compensation

The following table presents information on contributions to, earnings accrued under and distributions to our Named Executive Officers from our nonqualified defined contribution plans during the year ended December 31, 2012.

Name	Plan Name	Executive Contributions in FY 2012 ($)	Registrant Contributions in FY 2012 ($)(1)	Aggregate Earnings in FY 2012 ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at End FY 2012 ($)
Kevin M. Sheehan	SERP	—	538,132	3,263	758,910	—
	SMRSP	—	—	—	—	—
Wendy A. Beck	SERP	—	—	—	—	—
	SMRSP	—	—	—	—	—
Andrew Stuart	SERP	—	141,939	6,362	141,939	430,500
	SMRSP	—	10,995	1,237	10,995	83,689
Maria Miller	SERP	—	—	—	—	—
	SMRSP	—	—	—	—	—
Robert Becker	SERP	—	—	—	—	—
	SMRSP	—	—	—	—	—

(1)	Company contributions in this column are reported in the All Other Compensation Column in the Summary Compensation Table above.
(2)	Aggregate earnings in the last year are not included in the Summary Compensation Table because they are not above market or preferential as determined by SEC rules.
(3)	Represents amounts credited to plan accounts that vested in 2012 and were distributed in 2012 in order to comply with and avoid adverse tax consequences under applicable tax rules.

The Company maintains the Supplemental Executive Retirement Plan (“SERP”), which is an unfunded defined contribution plan for certain of our executives, including Messrs. Sheehan and Stuart, who were employed by the Company in an executive capacity prior to 2008. The Company made contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credit participants under the SERP Plan for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants do not make contributions to this plan. Participant accounts are credited with earnings based upon the rate of return in the JPMorgan Chase Bank Stable Asset Income Fund, subject to a 5% maximum. For 2012, the rate of return used was 1.50%. In order to comply with and avoid adverse consequences under recently enacted applicable tax rules, plan accruals for services performed or payments which become vested after December 31, 2008 will be distributed in the year that services were performed. Vested, accrued balances for services performed prior to December 31, 2008 continue to accrue interest and will be distributed upon the first to occur of termination, death or disability or December 31, 2017. No withdrawals are permitted under the SERP.

The Company also maintains the Senior Management Retirement Savings Plan (“SMRSP”), which is an unfunded defined contribution plan for certain of our employees, including Mr. Stuart, who were employed by the Company prior to 2001. Mr. Stuart is the only Named Executive Officer who is eligible to participate in the SMRSP. The Company made contributions on behalf of the participants to compensate them for difference between the qualified plan benefits that were previously available under the Company’s cash balance pension plan and the redesigned 401(k) Plan. We credit participants under the SMRSP Plan for the difference in the amount that would have been contributed by us to the Company’s previous Norwegian Cruise Line Pension Plan and the qualified plan maximums of the new 401(k) Plan. Participants do not make contributions to this plan. Participant accounts are credited with earnings based upon the rate of return in the JPMorgan Chase Bank Stable Asset Income Fund, subject to a 5% maximum. For 2012, the rate of return used was 1.50%. In order to comply with and avoid adverse consequences under recently enacted applicable tax rules, plan accruals for services performed or payments which become vested after December 31, 2008 will be distributed in the year that services were performed. Vested, accrued balances for services performed prior to December 31, 2008 continue to accrue interest and will be distributed upon the first to occur of termination, death or disability or December 31, 2017. No withdrawals are permitted under the SMRSP.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to the Named Executive Officers in connection with a termination of their employment and/or a change in control of the Company. All of the benefits described below would be provided by us. Please see “Compensation Discussion and Analysis” above for a discussion of how the level of these benefits was determined.

In addition to the benefits described below, outstanding performance-based profits interest awards (PBUs) held by our Named Executive Officers on December 31, 2012 may also have become vested in connection with a change in control if the change in control constituted a “realization event” under the Profit Sharing Agreement (which is generally defined to mean any receipt of cash dividends, distributions or sale proceeds with respect to our ordinary shares) for the Apollo Funds and the applicable vesting conditions were satisfied. Our Named Executive Officers will also be entitled to receive any accrued benefits disclosed above under “2010 Nonqualified Deferred Compensation” in connection with a termination of their employment.

Kevin M. Sheehan

Mr. Sheehan’s employment agreement with the Company, described above under the heading “Description of Employment Agreements—Salary and Bonus Amounts,” provides for certain benefits to be paid to Mr. Sheehan in connection with a termination of his employment with the Company under the circumstances described below. In each case, Mr. Sheehan is entitled to receive all amounts that he has earned but are unpaid regardless of the circumstances under which his employment terminates (his “accrued obligations”).

Severance Benefits—Termination of Employment. In the event that Mr. Sheehan’s employment is terminated during the employment term either by the Company without “cause” or by Mr. Sheehan as a result of a “constructive termination” (as those terms are defined in the employment agreement) or because the Company elects not to extend the term of his employment agreement, Mr. Sheehan will be entitled to receive:

•	a lump sum payment equal to two times the sum of his current base salary, plus his target bonus for the year in which the termination occurs; and

•

continuation of medical and dental coverage for Mr. Sheehan and his eligible dependents on substantially the same terms and conditions provided to active employees of the Company until the first to occur of: (i) the end of the month in which he turns 65; (ii) the date of his death; (iii) the date he becomes eligible for Medicare benefits under the Social Security Act, or; (iv) the date he becomes eligible for coverage under the health plan of a future employer.

In addition, if Mr. Sheehan’s employment is terminated by the Company without cause or by Mr. Sheehan as a result of a constructive termination, Mr. Sheehan is entitled to accelerated vesting of one-third of the total number of Ordinary Profits Units originally granted to Mr. Sheehan in July 2009 that are outstanding and unvested on his severance date. In connection with a “sale of the company” (as defined in the Profits Sharing Agreement, but which generally would result in a change in control of the Company), Mr. Sheehan is entitled to accelerated vesting of any then outstanding and unvested Ordinary Profits Units originally granted in July 2009 that are subject to time-based vesting requirements (TBUs).

Mr. Sheehan’s right to receive the severance benefits described above is subject to him executing a release of claims in favor of the Company.

Severance Benefits—Other Terminations. In the event that Mr. Sheehan’s employment is terminated for any other reason (death, disability, by the Company for cause or by Mr. Sheehan other than for constructive termination), he will only be entitled to receive his accrued obligations.

Restrictive Covenants. Pursuant to Mr. Sheehan’s employment agreement, he has agreed not to disclose any confidential information of the Company and its affiliates at any time during or after his employment with the Company. In addition, Mr. Sheehan has agreed that for a period of one year after his employment terminates he will not compete with the business of the Company or its affiliates, for a period of two years after his employment terminates, he will not solicit the employees of the Company or its affiliates and for a period of one year after his employment terminates, he will not solicit the guests of the Company or its affiliates.

Other Named Executive Officers

The employment agreement of each of the Named Executive Officers (other than Mr. Sheehan) with the Company, described above under the heading “Description of Employment Agreements—Salary and Bonus Amounts,” provides for certain benefits to be paid to the Named Executive Officer in connection with a termination of his or her employment with the Company under the circumstances described below. In each case, the Named Executive Officer is entitled to receive all amounts that he or she has earned but are unpaid regardless of the circumstances under which his or her employment terminates (his or her “accrued obligations”).

Severance Benefits—Termination of Employment. In the event that the Named Executive Officer’s employment is terminated during the employment term by the Company without “cause”, the Named Executive Officer will be entitled to receive:

•

an amount equal to one times the executive’s then current base salary at the annualized rate in effect on the severance date, payable over a twelve month period in accordance with the Company’s regular payroll cycle practices following termination, and;

•

continuation of medical and dental coverage for the executive and his or her eligible dependents on substantially the same terms and conditions in effect on his or her termination until the first to occur of: (i) twelve months following termination, (ii) the date of his or her death; (iii) the date he or she becomes eligible for coverage under the health plan of a future employer; or (iv) the date the Company is no longer obligated to offer COBRA continuation coverage to the executive.

Each Named Executive Officer’s right to receive the severance benefits described above is subject to him or her executing a release of claims in favor of the Company.

Severance Benefits—Other Terminations. In the event that the Named Executive Officer’s employment is terminated by the Company for any other reason (death, disability, by the Company for cause or by the Named Executive Officer other than for constructive termination), he or she will only be entitled to receive his or her accrued obligations.

Restrictive Covenants. Pursuant to each Named Executive Officer’s employment agreement, each Named Executive Officer has agreed not to disclose any confidential information of the Company and its affiliates at any time during or after his or her employment with the Company. In addition, each Named Executive Officer has agreed that for a period of one year after his or her employment terminates he or she will not compete with the business of the Company or its affiliates and for a period of two years after his or her employment terminates, the executive will not solicit the employees or guests of the Company or its affiliates.

Estimated Severance and Change in Control Benefits

The following table presents the Company’s estimate of the amount of the benefits to which each of the Named Executive Officers would have been entitled had his or her employment been terminated or a change in control occurred on December 31, 2012 under scenarios noted below.

Name	Voluntary Termination or Cause	Death, Disability or Retirement	Without Cause or Good Reason		Change in Control (No Termination)
Kevin M. Sheehan
Severance Payment	—	—	3,387,000		—
Insurance Continuation	—	—	100,094		—
Equity Acceleration	—	—	3,231,192	(1)	1,615,596	(2)
Wendy A. Beck
Severance Payment	—	—	519,000		—
Insurance Continuation	—	—	18,898		—
Equity Acceleration	—	—	—		—
Andrew Stuart
Severance Payment	—	—	492,100		—
Insurance Continuation	—	—	18,898		—
Equity Acceleration	—	—	—		—
Maria Miller
Severance Payment	—	—	375,000		—
Insurance Continuation	—	—	12,432		—
Equity Acceleration	—	—	—		—
Robert Becker
Severance Payment	—	—	270,600		—
Insurance Continuation	—	—	18,898		—
Equity Acceleration	—	—	—		—

(1)	Value was determined by taking the value (calculated based on the IPO price of $19.00 per ordinary share) associated with Mr. Sheehan’s July 2009 aggregate unvested Ordinary Profits Units subject to acceleration as of December 31, 2012.
(2)	Value was determined by taking the value (calculated based on the IPO price of $19.00 per ordinary share) associated with Mr. Sheehan’s July 2009 unvested Time-Based Units subject to acceleration as of December 31, 2012.

New Long-Term Incentive Plan

Prior to the consummation of the IPO, NCLH’s Board of Directors adopted, and its shareholders approved, a new long-term incentive plan to provide an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. Employees, officers, directors, and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the plan.

The compensation committee will administer the plan. The administrator of the plan has broad authority to:

•	select participants and determine the types of awards that they are to receive;

•

determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the awards and establish the vesting conditions (if applicable) of such shares or awards;

•	determine the terms of any cash incentive or bonus awards under the plan;

•	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

•	construe and interpret the terms of the plan and any agreements relating to the plan;

•	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

•	subject to the other provisions of the plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

•

allow the purchase price of an award or NCLH’s ordinary shares to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize, or any other form permitted by law.

A total of 15,035,106 of NCLH’s ordinary shares are authorized for issuance with respect to awards granted under the plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or that are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the plan.

Awards under the plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock, phantom stock, dividend equivalents and other forms of awards including cash awards (such as annual bonuses or other types of cash incentives). Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

Nonqualified and incentive stock options may not be granted at prices below the fair market value of the underlying ordinary shares on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of the underlying ordinary shares, or 110% of fair market value for incentive stock option grants to any 10% owner of ordinary shares, on the date of grant. These and other awards may also be issued solely or in part for services. Awards are generally paid in cash or NCLH’s ordinary shares. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and type of shares available under the plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the shareholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our shareholders) will any adjustment be made to a stock option or stock appreciation right award under the plan (by amendment, cancellation and regrant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Generally, and subject to limited exceptions set forth in the plan, if NCLH dissolves or undergoes certain corporate transactions such as a merger, business combination, consolidation, or other reorganization; exchange of NCLH’s ordinary shares; a sale of substantially all of its assets; or any other event in which it is not the surviving entity, all awards then-outstanding under the plan will become fully vested or payable, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award.

The plan administrator also has the discretion to establish other change in control provisions with respect to awards granted under the plan. For example, the administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

NCLH’s Board of Directors may amend or terminate the plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to shareholders for their approval as required by applicable law or any applicable listing agency. The plan is not exclusive—the Board of Directors and compensation committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The plan will terminate ten years following the adoption of the plan. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, stock appreciation rights and other rights to acquire ordinary shares under the plan is ten years after the initial date of the award.

NCLH granted approximately 3.3 million options to acquire its ordinary shares to our management team under the plan in connection with the IPO.

Director Compensation

The following table presents information on compensation to the following individuals for the services provided as a director during the year ended December 31, 2012.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Walter L. Revell (1)	95,800	—	—	—	—	—	95,800
Tan Sri Lim Kok Thay	—	—	—	—	—	—	—
David Chua Ming Huat	—	—	—	—	—	—	—
Marc J. Rowan	—	—	—	—	—	—	—
Steve Martinez	—	—	—	—	—	—	—
Adam M. Aron	—	—	—	—	—	—	—
Karl Peterson	—	—	—	—	—	—	—

(1)	Mr. Revell’s compensation relates to his role as director, as well as Chairman of the Audit Committee. No other directors received any form of compensation for their services in the capacity as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The ordinary shares of NCLC are 100% owned by NCLH, which became our parent company as a result of the Corporate Reorganization.

The table below sets forth information regarding the beneficial ownership of the equity securities of NCLH as of February 15, 2013 by:

•	each person that is a beneficial owner of more than 5% of NCLH’s outstanding equity securities;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all directors and executive officers as a group.

The information in the table below gives effect to the Corporate Reorganization.

On January 7, 2008, the Apollo Funds became the owner of 50% of the then outstanding ordinary shares of NCLC pursuant to the Subscription Agreement (as defined in “Certain Relationships and Related Transactions—The Subscription Agreement”) and an assignment agreement dated January 7, 2008 by and among NCLC, NCL Investment Limited and NCL Investment II Ltd. (with respect to the assignment agreement only), each an affiliate of the Apollo Funds, and Genting HK. On January 8, 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of the then outstanding ordinary shares of NCLC from the Apollo Funds for $250.0 million. Prior to these transactions, Genting HK owned 100% of our ordinary shares. Additional information with respect to Genting HK, the Apollo Funds and the TPG Viking Funds and their relationship with us is provided under the caption “Certain Relationships and Related Transactions, and Director Independence.” Pursuant to a shareholders’ agreement, dated August 17, 2007, among NCLC, Genting HK and NCL Investment Limited (the “Original Shareholders’ Agreement”), Genting HK, subject to certain consent rights, granted to the Apollo Funds the right to vote its ordinary shares. The Original Shareholders’ Agreement became effective on January 7, 2008. Both NCL Investment II Ltd. and Star NCLC Holdings Ltd. (on January 7, 2008), along with the TPG Viking Funds (on January 8, 2008), became parties to the Original Shareholders’ Agreement through separate joinder agreements. Each of the TPG Viking Funds which purchased ordinary shares is considered a permitted transferee of the Apollo Funds and all ordinary shares purchased by the TPG Viking Funds are deemed owned by the Apollo Funds under the Original Shareholders’ Agreement. The Original Shareholders’ Agreement was amended and restated in connection with the consummation of the IPO (such agreement, the “Amended and Restated Shareholders’ Agreement”), and now relates to NCLH’s ordinary shares rather than the ordinary shares of NCLC. Unless otherwise indicated by the context, references in this annual report to the “Shareholders’ Agreement” refer, prior to the consummation of the IPO, to the Original Shareholders’ Agreement, and upon and after the consummation of the IPO, to the Amended and Restated Shareholders’ Agreement. The Apollo Funds, Genting HK and the TPG Viking Funds or their affiliates became beneficial owners of the equity securities of NCLH pursuant to the Corporate Reorganization. We refer you to “Certain Relationships and Related Transactions” and “Corporate Reorganization” for more details on the Shareholders’ Agreement and the Corporate Reorganization.

There are 203,997,492 ordinary shares issued and outstanding as of February 15, 2013.

The amounts and percentages of NCLH’s ordinary shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities (including as further described in the footnotes to the following table). Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below and except as provided in the Shareholders’ Agreement described below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ordinary shares. Unless indicated otherwise, the address of each individual listed in the table is c/o Norwegian Cruise Line Holdings Ltd., 7665 Corporate Center Drive, Miami, Florida 33126. Management NCL Corporation Units beneficially owned by our executive officers are also reported in the following table on a basis consistent with how beneficial ownership of NCLH’s ordinary shares is reported under the SEC rules.

Name and Address	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned(1)	Number of Management NCL Corporation Units Owned	Percent of Shares Beneficially Owned(2)
Genting HK(3)	88,469,334	43.4%	—
Apollo Funds(4)	66,352,000	32.5%	—
TPG Viking Funds(5)	22,117,334	10.8%	—
Tan Sri Lim Kok Thay(3)(6)	—		—
David Chua Ming Huat(3)(6)	—		—
Marc J. Rowan(4)(7)	—		—
Steve Martinez(4)(7)	—		—
Adam M. Aron(4)(7)	—		—
Karl Peterson(8)	—		—
Walter L. Revell	1,316	*	—
Kevin M. Sheehan(9)	240,899	*	475,281	*
Wendy A. Beck(10)	40,959	*	60,149	*
Andrew Stuart(11)	110,276	*	226,750	*
Maria Miller(12)	33,083	*	68,025	*
Robert Becker(13)	44,111	*	90,700	*
All directors and executive officers as a group (13 persons)(14)	487,892	*	954,261	*

*	Indicates less than one percent.
(1)	The percentage of NCLH’s ordinary shares reported as held by each holder of ordinary shares assumes that none of the NCLC Corporation Units are exchanged for NCLH’s ordinary shares.
(2)	The percentage of NCLH’s ordinary shares reported as held by each holder of Management NCL Corporation Units assumes that the holder’s Management NCL Corporation Units reported above are exchanged for NCLH’s ordinary shares and that no other Management NCL Corporation Units are exchanged for NCLH’s ordinary shares.
(3)	Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary. The address of each of Genting HK and Star NCLC Holdings Ltd. is c/o Suite 1501, Ocean Centre, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong SAR. As of December 31, 2012, the principal shareholders of Genting HK are:

Percentage Ownership in Genting HK
Golden Hope Limited (“GHL”)(a)	45.31%
Genting Malaysia Berhad (“GENM”)(b)	18.41%

(a)	GHL is a company incorporated in the Isle of Man acting as trustee of the Golden Hope Unit Trust, a private unit trust which is held directly and indirectly by IFG International Trust Company Limited as trustee of a discretionary trust, the beneficiaries of which are Tan Sri Lim Kok Thay and certain members of his family (the “Lim Family”).
(b)	GENM is a Malaysian company listed on the Main Market of Bursa Malaysia Securities Berhad in which Parkview Management Sdn Bhd as trustee of a discretionary trust, the beneficiaries of which are the Lim Family, has a substantial indirect beneficial interest.
As a result, an aggregate of 63.72% of Genting HK’s outstanding shares is owned by GENM and GHL as trustee of the Golden Hope Unit Trust, directly or indirectly, as of December 31, 2012.
(4)

AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P own of record an aggregate of 66,352,000 ordinary shares of NCLH and have the right to vote the 88,469,334 of NCLH’s ordinary shares held by affiliates of Genting HK and the 22,117,334 ordinary shares held by the affiliates of the TPG Viking Funds in connection with certain transactions that require the vote of our shareholders (or those of NCLH, as applicable), and to consent to certain transfers of such shares. See “Certain Relationships and Related Transactions—The Shareholders’ Agreement.” The Apollo affiliate that serves as the general partner or managing general partner of each of Apollo Overseas Partners (Delaware) VI, LP., Apollo Overseas Partners (Delaware 892) VI. L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI. L.P. is an affiliate of Apollo Principal Holdings I, L.P. Apollo Principal Holdings I GP, LLC is the general partner of Apollo Principal Holdings I, L.P.

The Apollo affiliate that serves as the general partner of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P. and AIF VI NCL (AIV IV), L.P. is an affiliate of Apollo Principal Holdings III, L.P. Apollo Principal Holdings III GP, Ltd. is the general partner of Apollo Principal Holdings III, L.P. The Apollo affiliate that serves as the general partner of AAA Guarantor Co-Invest VI (B), L.P. has entered into a management services agreement with an affiliate of Apollo Management Holdings, L.P. Apollo Management Holdings GP, LLC is the general partner of Apollo Management Holdings, L.P. The address for each of Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Principal Holdings I, L.P. and Apollo Principal Holdings I GP, LLC is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address for each of Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Principal Holdings III, L.P. and Apollo Principal Holdings III GP, Ltd. is c/o Intertrust Corporate Services (Cayman) Limited (f/k/a Walkers Corporate Services), 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. The address for AAA Guarantor Co-Invest VI (B), L.P. is c/o Trust Company Complex, Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands, MH 96960. The address for Apollo Management Holdings, L.P. and Apollo Management Holdings GP, LLC is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(5)	TPG Viking, L.P., a Delaware limited partnership (“Viking L.P.”), TPG Viking AIV I, L.P., a Cayman Islands exempted limited partnership (“Viking AIV I”), TPG Viking AIV II, L.P., a Cayman Islands exempted limited partnership (“Viking AIV II”) and TPG Viking AIV III, L.P., a Delaware limited partnership (“Viking AIV III”) hold an aggregate of 22,117,334 ordinary shares of NCLH. The general partner of Viking L.P. is TPG GenPar V, L.P., a Delaware limited partnership, whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership (“Group Holdings”), whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware company (“Group Advisors”). The general partner of each of Viking AIV I, Viking AIV II and Viking AIV III is TPG Viking AIV GenPar, L.P., a Cayman Islands exempted limited partnership, whose general partner is TPG Viking AIV GenPar Advisors, Inc., a Cayman Islands exempted company, whose sole shareholder is TPG Holdings III, L.P., a Delaware limited partnership, whose general partner is TPG Holdings III-A, L.P., a Delaware limited partnership, whose general partner is TPG Holdings III-A, Inc., a Cayman Islands exempted company, whose sole shareholder is Group Holdings. David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and may therefore be deemed to be the beneficial owners of the ordinary shares held by Viking L.P., Viking AIV I, Viking AIV II and Viking AIV III (the “TPG Shares”). Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Shares except to the extent of their pecuniary interest therein. The address of each of the TPG Viking Funds, Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(6)	Although each of Tan Sri Lim Kok Thay and David Chua Ming Huat may be deemed a beneficial owner of shares of NCLH beneficially owned by Genting HK due to his status as a director or officer (and, in the case of Tan Sri Lim Kok Thay, his status as a shareholder) of Genting HK, each such person disclaims beneficial ownership of any such shares, except in the case of Tan Sri Lim Kok Thay, to the extent of any indirect pecuniary interests therein. The address of Tan Sri Lim Kok Thay and David Chua Ming Huat is c/o Suite 1501, Ocean Centre, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong SAR.
(7)

Each of Messrs. Rowan, Martinez and Aron is affiliated with Apollo as a consultant, partner or senior partner of Apollo Management, L.P. or another affiliate of Apollo. Each such person disclaims beneficial ownership of any of our ordinary shares or of the ordinary shares of NCLH that are beneficially owned by any of the Apollo Funds or Apollo’s other affiliates. The address of Messrs. Rowan, Martinez and Aron is c/o Apollo Management, L.P., 9 West 57th Street, 43rd floor, New York, New York 10019.

(8)	Mr. Peterson is one of our directors and also a TPG Partner. Mr. Peterson does not have voting or investment power over, and disclaims beneficial ownership in, the TPG Shares. The address of Mr. Peterson is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(9)	Reflects vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 1,243,784 Management NCL Corporation Units and 820,501 options held by Kevin M. Sheehan that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.” Includes 22,000 Management NCL Corporation Units held by Mr. Sheehan’s family trust.

(10)	Reflects our ordinary shares, vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 240,595 Management NCL Corporation Units and 163,836 options held by Wendy A. Beck that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.” Includes 1,200 of our ordinary shares held by Ms. Beck’s children for which she serves as custodian.
(11)	Reflects vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 226,751 Management NCL Corporation Units and 110,275 options held by Andrew Stuart that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.”
(12)	Reflects vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 102,038 Management NCL Corporation Units and 49,624 options held by Maria Miller that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.”
(13)	Reflects vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 90,700 Management NCL Corporation Units and 44,110 options held by Robert Becker that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.”
(14)	Reflects our ordinary shares, vested options and Management NCL Corporation Units, and options and Management NCL Corporation Units scheduled to vest within 60 days. Does not include an additional 1,958,106 Management NCL Corporation Units and 1,222,577 options collectively held by our executive officers that are currently unvested and not scheduled to vest within 60 days. Each holder of Management NCL Corporation Units has the right (subject to certain restrictions and potential adjustments) to exchange each Management NCL Corporation Unit for, at the election of NCLC, either (i) one of NCLH’s ordinary shares or (ii) cash equal to the fair market value of one of NCLH’s ordinary shares. See “Corporate Reorganization.”

Equity Compensation Plan Information

As of December 31, 2012, NCLC did not have any equity compensation plans or individual compensation arrangements under which equity securities of NCLC were authorized for issuance. NCLC adopted the Profits Sharing Agreement in 2009 and had previously granted profits interest awards under the Profits Sharing Agreement. However, no additional awards of profits interests will be made under the Profits Sharing Agreement and new long-term incentive awards have been and will be granted under NCLH’s new long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Party Transactions

The audit committee of our Board of Directors is responsible for the review and approval of all related party transactions; however, the audit committee does not have a written policy regarding the approval of related party transactions. As part of its review and approval of a related party transaction, the audit committee considers:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related party and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the audit committee deems appropriate.

The Company believes that each of the following transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party.

Transactions with Genting HK, Apollo and TPG

In January 2013, NCLC’s shareholders entered into Contribution and Exchange Agreements whereby immediately prior to the consummation of the IPO, they contributed all of their shares of NCLC to NCLH in exchange for a number of shares of NCLH. After giving effect to the Contribution and Exchange Agreements and certain related internal share transfers among their respective affiliates, the Apollo Funds, the TPG Viking Funds and Genting HK will own shares in the amounts and manner described in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In May 2011, we entered into an agreement with Star Cruise Management Limited, a wholly owned subsidiary of Genting HK, whereby Star Cruise Management Limited will provide sales, marketing and promotional services in the Asia Pacific region. We will pay a monthly commission fee based on net cruise revenue generated under the agreement. We have made no payments under the contract; approximately $1.3 million has been accrued as of December 31, 2012.

In January 2011, we entered into an agreement with Crystal Aim Limited, a wholly owned subsidiary of Genting HK, for the operation of a call center. Compensation under the agreement will be based on an hourly rate for the services provided. We have paid approximately $0.5 million under the contract from January 2011 until December 31, 2012.

In July 2010, we agreed to extend the Charter of Norwegian Sky from Genting HK to December 31, 2012. This agreement includes two one-year extension options which require the mutual consent of each party. The new agreement also provided us with an option to purchase the ship during the Charter period. In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky pursuant to the Norwegian Sky Agreement. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, which is to be repaid over seven equal semi-annual payments beginning June 2013 and has a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. $79.7 million of such amount was payable to Genting HK within fourteen days of the consummation of the IPO, together with accrued interest thereon, and the remaining balance is to be repaid in seven equal semi-annual payments beginning June 2013. The payable is collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship.

In July 2009, we entered into an agreement with Harrah’s Operating Company, Inc. (now known as Caesars Entertainment Operating Corporation) establishing a marketing alliance which incorporates marketing resources and cross company marketing, purchasing and loyalty programs as well as customer and business intelligence capabilities. Caesars Entertainment Operating Corporation is owned by Affiliates of both Apollo and TPG.

In November 2006, we entered into an agreement with Sabre Inc., an affiliate of TPG, for the use of reservation software. We pay a commission fee based on the number of annual bookings made through the system. We have paid approximately $3.7 million under the contract from January 1, 2009 until December 31, 2012.

The Shareholders’ Agreement

On August 17, 2007, NCLC, NCL Investment Limited, a Bermuda company and an affiliate of the Apollo Funds, and Genting HK entered into the Shareholders’ Agreement to regulate the affairs relating to the Company’s management and the rights and obligations of NCL Investment Limited and Genting HK as shareholders. The Shareholders’ Agreement became effective on January 7, 2008. Both NCL Investment II Ltd., a Cayman Islands company and an affiliate of the Apollo Funds, and Star NCLC Holdings Ltd., a Bermuda company and a wholly-owned subsidiary of Genting HK, became parties to the Shareholders’ Agreement through separate joinder agreements on January 7, 2008; TPG Viking I, L.P., a Cayman Islands exempted limited partnership, TPG Viking II, L.P., a Cayman Islands limited partnership, and TPG Viking AIV III, L.P., a Delaware limited partnership, each an affiliate of TPG, also became parties to the Shareholders’ Agreement through separate joinder agreements on January 8, 2008.

In connection with the consummation of the IPO, NCLH, the Apollo Funds, the TPG Viking Funds and Genting HK entered into an amended and restated shareholders’ agreement on terms substantially similar to the existing shareholders’ Agreement. The following description is of the amended and restated version of the Shareholders’ Agreement and is qualified in its entirety by reference to the Shareholders’ Agreement.

Subject to the terms and conditions described therein, including with regard to the nomination of independent directors, the Apollo Funds maintaining the Apollo Minimum Ratio (as defined below), and Genting HK maintaining the GHK Minimum Ratio (as defined below), the Shareholders’ Agreement entitles the Apollo Funds to nominate for election a majority of the directors on NCLH’s Board of Directors and Genting HK to nominate for election the remainder of our non-independent directors to NCLH’s Board of Directors.

For so long as the Apollo Minimum Ratio is maintained, the number of independent directors shall be maintained at an odd number and the majority of independent directors so required to be appointed shall be nominated for election to NCLH’s Board of Directors or appointed to the applicable committee thereof by the Apollo Funds, and the remainder of independent directors so required to be appointed shall be nominated for election to NCLH’s Board of Directors or appointed to the applicable committee thereof by Genting HK.

Pursuant to the Shareholders’ Agreement, NCLH and the shareholders party thereto are required to take all actions as may be required to ensure that the number of directors will consist of seven members and that the members of NCLH’s Board of Directors shall be comprised of Marc J. Rowan, Steve Martinez, Adam M. Aron and Karl Peterson, as nominees of the Apollo Funds; Tan Sri Lim Kok Thay and David Chua Ming Huat as nominees of Genting HK; Walter L. Revell as an independent director nominated by Genting HK.

Pursuant to the Shareholders’ Agreement, NCLH and the shareholders party thereto took such actions as required to ensure that the directors of NCLH are classified with respect to the time for which they severally hold office into three classes, as nearly equal in number as possible, with each director being elected to a three-year term and that such nominees to NCLH’s Board of Directors are classified as follows:

Class I directors: Tan Sri Lim Kok Thay and Marc J. Rowan, whose terms will expire at the first annual general meeting of shareholders that is held following the consummation of the IPO;

Class II directors: Walter L. Revell and Adam M. Aron, whose terms will expire at the second annual general meeting of shareholders that is held following the consummation of the IPO; and

Class III directors: Steve Martinez, Karl Peterson and David Chua Ming Huat, whose terms will expire at the third annual general meeting of shareholders that is held following the consummation of the IPO.

The term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal. Thereafter, at each annual general meeting of shareholders of NCLH, the successors of the directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual general meeting of shareholders held in the third year following the year of their election.

The Shareholders’ Agreement provides that NCLH and the shareholders party thereto will take such actions as may be required to ensure that within 90 days of the consummation of the IPO, the number of directors shall be increased to a total of nine members, (i) an individual designated by the Apollo Funds shall be appointed to serve as an independent director pursuant to the requirements of applicable law (including the rules of NASDAQ) and a Class I director and (ii) a nominee of the Apollo Funds shall be appointed to serve on NCLH’s Board of Directors as a Class II director to fill the vacancies resulting from such increase, and within one year of the consummation of the IPO, the number of directors shall be increased to a total of eleven members, (i) an individual designated by the Apollo Funds shall be appointed to serve as an independent director pursuant to the requirements of applicable law (including the rules of NASDAQ) and a Class II director and (ii) a nominee of the Apollo Funds shall be appointed to serve on our Board of Directors as a Class III director to fill the vacancies resulting from such increase.

Additionally, pursuant to the Shareholders’ Agreement, the chief executive officer of NCLH is designated as a non-voting observer to be present at all meetings of our Board of Directors and all committees thereof (other than the audit committee and executive sessions of our Board of Directors and all committees thereof) and one individual designated by the TPG Viking Funds is designated as a non-voting observer to be present at all meetings of our Board of Directors and all committees thereof (other than the audit committee) and receive the same notice and information at substantially the same time as nominees of the Apollo Funds.

Following the consummation of the IPO, pursuant to the Shareholders’ Agreement, the audit committee is composed of three members, who shall initially be Walter L. Revell, Steve Martinez and Adam M. Aron. Within 90 days of the consummation of the IPO, NCLH and the shareholders party to the Shareholders’ Agreement will take, or cause to be taken, such action as is necessary to ensure that a majority of the members of our audit committee are independent directors and within one year of the consummation of the IPO, NCLH and the shareholders party to the Shareholders’ Agreement will take, or cause to be taken, such action as is necessary to ensure that all of the members of the audit committee are independent directors.

Following the consummation of the IPO, pursuant to the Shareholders’ Agreement, the compensation committee is composed of three members who shall initially be Marc. J. Rowan, Steve Martinez and Tan Sri Lim Kok Thay.

Following the consummation of the IPO, pursuant to the Shareholders’ Agreement, the nominating and governance committee is composed of three members who shall initially be David Chua Ming Hunt, Steve Martinez and Adam M. Aron.

Pursuant to the Shareholders’ Agreement, Genting HK, the Apollo Funds and the TPG Viking Funds will agree not to acquire any publicly traded equity securities of the Company without the prior written consent of (a) the Apollo Funds, with respect to any proposed acquisitions by Genting HK, (b) Genting HK, with respect to any proposed acquisitions by the Apollo Funds, (c) Genting HK and the Apollo Funds, with respect to any proposed acquisitions by the TPG Viking Funds; provided, however, that no consent shall be required with respect to the acquisition of any publicly traded equity securities of the Company by Genting HK, the Apollo Funds or the TPG Viking Funds if, at least ten business days prior to the proposed acquisition, such shareholder provides the Company (and the Board of Directors in the case of clauses (i) and (ii)) with (i) written notice of the maximum number of shares it proposes to acquire, (ii) a written certification stating that the consummation of such acquisition will not result in the Company losing its exemption from taxation on gross income derived from the international operation of a ship or ships within the meaning of Section 883 of the Code and (iii) any additional forms or certificates reasonably requested by the Company, and the audit committee reasonably determines, taking into account the information provided by such shareholder and such additional information as the audit committee deems relevant, that such acquisition will not result in the Company losing its exemption from taxation on gross income derived from the international operation of a ship or ships within the meaning of Section 883 of the Code. No shareholder party to the Shareholders’ Agreement other than Genting HK, the Apollo Funds and the TPG Viking Funds will be permitted to acquire any publicly traded equity securities of the Company without the prior written consent of the Company.

Pursuant to the Shareholders’ Agreement, the shareholders party thereto will provide information or certifications as are reasonably requested by the Company or as are required under the terms of the Shareholders’ Agreement in order for NCLH to comply with any regulatory filing or withholding requirements, including forms required by Section 883 of the Code; provided, however, except to the extent reasonably requested by the Company, a shareholder owning less than 5% of the vote and value of NCLH, including for avoidance of doubt, shares held by attribution, shall not be required to provide such forms or to provide the identity of its direct or indirect owners.

Subject to Genting HK’s consent rights as described below, the Apollo Funds have the right to vote the shares of NCLH held by Genting HK. In the event that the ratio of the aggregate number of equity securities of the Company held by the Apollo Funds (and certain of their permitted transferees, which includes the TPG Viking Funds) to the aggregate number of equity securities of NCLH held by Genting HK (and certain of their permitted transferees) falls below 0.6 (the “Apollo Minimum Ratio”), these voting rights of the Apollo Funds will cease. Additionally, if the Apollo Minimum Ratio is no longer maintained, the Apollo Funds’ right to appoint a majority of the members of NCLH’s Board of Directors will immediately terminate and from that time until the time, if any, that the NASDAQ listing rules require that a majority of the members of NCLH’s Board of Directors be independent, Genting HK shall have the right to nominate for election a majority of the directors on NCLH’s Board of Directors and the Apollo Funds shall have the right to nominate for election one or two directors based on the combined ownership percentage of the Apollo Funds and the TPG Viking Funds. The Apollo Funds also have the right to vote the TPG Viking Funds’ shares of NCLH; such voting rights will terminate when the combined ownership of NCLH shares by the Apollo Funds and Genting HK (and certain of their respective permitted transferees, which includes, with respect to the Apollo Funds, the TPG Viking Funds) falls below 25% of the then total outstanding equity securities of NCLH.

For as long as the ratio of the aggregate number of equity securities held by Genting HK (and certain of their permitted transferees) to the aggregate number of equity securities held by the Apollo Funds (and certain of their permitted transferees, including the TPG Viking Funds) is at least 0.6 (the “GHK Minimum Ratio”) and there has not been a change of control of Genting HK, certain matters may not be carried out by the Company without the prior written consent of Genting HK, which include, among others, the following:

•	sale of NCLH (except any sale effected through the right of first offer, drag along and tag along transactions pursuant to the Shareholders’ Agreement);

•

any acquisitions or divestitures with the aggregate consideration paid or received, together with the consideration paid or received in respect of all other acquisitions and divestitures after the date of the Amended and Restated Shareholders’ Agreement, exceeding $200.0 million;

•	subject to limited exceptions, the primary issuance by NCLH of equity securities in a public offering;

•	subject to limited exceptions, the issuance by NCLH of equity securities in a private offering to third parties;

•

capital expenditures if the aggregate amount of such capital expenditures (or a series of separate but related capital expenditures), together with all other capital expenditures made after the date of the Amended and Restated Shareholders’ Agreement, is in excess of $20.0 million;

•	the declaration or payment of any non-pro rata dividends or distributions;

•	change of the independent accountants of the Company and its subsidiaries;

•	the issuance or authorization of new equity compensation plans or amendment of existing equity compensation plans;

•	subject to limited exceptions, the entrance into any contract or agreement with any officer, director, shareholder or affiliate or employee of Apollo;

•	any changes to NCLH’s memorandum of association or bye-laws; and

•	the hiring of a new chief executive officer of the Company or any of its subsidiaries (provided that in this case only Genting HK’s consent shall not be unreasonably withheld).

Provided the GHK Minimum Ratio is maintained and there has not been a change of control of Genting HK, our Board of Directors must also provide reasonable advance written notice to Genting HK of and consult with (but is not required to obtain the consent of) Genting HK regarding certain actions including, but not limited to, (i) the approval of the Company’s or any of its subsidiaries’ consolidated annual budget and any material action taken which deviates from such budget, (ii) the incurrence of any debt of the Company and its subsidiaries outside that of which is allocated in the annual budget that, together with all other incurrence of debt outside of that of which is allocated in the annual budget, is in excess of $100.0 million, (iii) the issuance of any equity securities of the Company or any of its subsidiaries, including the identity of participants and the allocation of such securities, (iv) the declaration of any dividends or distributions on any equity securities and (v) the commencement or termination of employment of any executive or key employee of the Company or any of its subsidiaries.

Genting HK’s consent and consultation rights described above would also terminate when the combined ownership of the ordinary shares of the Company held by the Apollo Funds and Genting HK (and certain of their respective permitted transferees, which includes, in the case of the Apollo Funds, the TPG Viking Funds) falls below 25% of the then total outstanding equity securities of the Company.

Additionally, for so long as the TPG Viking Funds and their permitted transferees continue to hold 15% or more of the amount of ordinary shares of NCLH that are collectively held by the TPG Viking Funds and their affiliates on the date of the consummation of the IPO, neither the Company nor any of its subsidiaries shall be permitted to engage in any material transaction involving any affiliate of the Apollo Funds (other than the Company and its subsidiaries) without the prior written consent of the TPG Viking Funds, such consent not to be unreasonably withheld.

Each shareholder of NCLH that is a party to the Shareholders’ Agreement has the right to participate on a pro-rata basis in any issuance of new shares of NCLH, subject to limited exceptions, including, but not limited to equity securities issued by NCLH in an underwritten public offering. The shareholders will not be entitled to participate in, or require the registration of other securities in connection with, this offering. In addition, each of the Apollo Funds and Genting HK has the right to make written requests in unlimited numbers to NCLH to register and thereby transfer all or a portion of its ordinary shares of NCLH through share offerings, provided each written request will specify an aggregate offering price of at least $20.0 million for the ordinary shares being registered and will specify the intended method of disposition. At any time following the date that is eighteen months from the consummation of the IPO, the TPG Viking Funds also have the right to make one written request to NCLH to register and thereby transfer all or a portion of its ordinary shares of NCLH through a share offering. Additionally, if NCLH at any time proposes for any reason to register ordinary shares, each of the Apollo Funds, Genting HK and the TPG Viking Funds shall have the right to cause NCLH to include in such registration all or a portion of its ordinary shares of NCLH.

Subject to the Apollo Funds’ right to sell as described below, each of the Apollo Funds, the TPG Viking Funds and Genting HK (and certain of their respective permitted transferees) is prohibited from transferring their equity securities of the company without the written mutual consent of the Apollo Funds and Genting HK, other than transfers to certain permitted transferees or transfers in certain registered offerings. These transfer restrictions will immediately terminate in the event that either the Apollo Minimum Ratio or the GHK Minimum Ratio are not maintained.

Unless the Apollo Funds (or certain of its permitted transferees, which includes the TPG Viking Funds) have previously sold any of their shares of NCLH in a registered public offering effected pursuant to the terms of the registration rights provisions of the Shareholders’ Agreement, the Apollo Funds are entitled to sell all, but not less than all, of the shares of NCLH held by the Apollo Funds (and certain of their permitted transferees, which includes the TPG Viking Funds) to a third party in cash at any time, provided that the Apollo Funds first offer Genting HK the right to acquire such shares of NCLH on terms and conditions as may be specified by the Apollo Funds, and subject to lock-up agreements entered into in connection with the IPO. In the event that Genting HK declines such offer to purchase the Apollo Funds’ shares of NCLH and the Apollo Funds receive a bona fide offer from a third party to purchase its shares of NCLH, (i) Genting HK shall have the right to sell to such third party its pro rata portion of the shares of NCLH to be sold in such transaction and (ii) the Apollo Funds shall have the right to cause Genting HK and the other shareholders of NCLH party to the Shareholders’ Agreement to consent to such transaction, and to sell all of their shares of NCLH in such transaction on the same terms and conditions on which the Apollo Funds are selling their shares of NCLH.

The Subscription Agreement

On August 17, 2007, Genting HK, NCL Investment Limited and NCLC entered into a subscription agreement (the “Subscription Agreement”) which set out the terms for the equity investment by, and issuance of shares to, NCL Investment Limited. NCL Investment Limited assigned to NCL Investment II Ltd. a portion of its rights and obligations under the Subscription Agreement pursuant to an assignment agreement dated January 7, 2008.

Under the Subscription Agreement, we and Genting HK agreed to cooperate with each other in developing our respective cruise line businesses, provided that such obligations to cooperate do not extend to any such efforts that could reasonably be expected to have an adverse effect on the operation or prospects of such party’s respective cruise line business.

In addition, subject to the terms below, NCL Investment Limited and Genting HK indemnified each other for certain losses arising from breaches of representations, warranties and covenants made by us, Genting HK and NCL Investment Limited. Both NCL Investment Limited’s and Genting HK’s indemnity obligations relating to breaches of representations and warranties terminated on April 30, 2008, subject to certain exceptions for fraudulent or knowing and intentional misrepresentations. Genting HK may elect in its sole discretion to satisfy all or a portion of its indemnity obligations in cash or by causing the Company to issue additional ordinary shares of the Company to NCL Investment Limited.

Tax Agreement and Exchange Agreement

In connection with the consummation of the IPO, NCLH entered into an amended and restated tax agreement for NCLC, which sets forth the terms of the partnership agreement governing the NCL Corporation Units. To the extent funds are legally available, the tax agreement provides that NCLC will make cash distributions, which we refer to as “tax distributions,” to the holders of the NCL Corporation Units (including the Management NCL Corporation Units) if ownership of the NCL Corporation Units gives rise to U.S. taxable income for the holders. The U.S. taxable income attributable to the ownership of NCL Corporation Units may be different from the relative U.S. taxable income attributable to the Management NCL Corporation Units. In that case, tax distributions may be made on a non-pro rata basis with the holders of Management NCL Corporation Units possibly receiving relative tax distributions greater than the tax distributions received by NCLH. Generally, these tax distributions will be computed based on an estimate of the taxable income, determined for U.S. federal income tax purposes, allocable to the NCL Corporation Unit holder multiplied by the U.S. federal and state income tax rate applicable to each holder, as determined in the sole discretion of NCLH.

As part of the tax agreement, NCLH entered into an exchange agreement with NCLC. Under the exchange agreement, subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units has the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for ordinary shares of NCLH at an exchange rate equal to one ordinary share for each Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments to the exchange rate for stock splits, subdivisions, combinations and similar extraordinary events. As a holder of Management NCL Corporation Units exchanges his or her Management NCL Corporation Units, NCLH’s economic interest in NCLC is correspondingly increased.

The exchange right described above is subject to (i) the filing and effectiveness of an applicable registration statement by NCLH that, in its determination, contains all the information that is required to effect a registered sale of ordinary shares of NCLH and (ii) all applicable legal and contractual restrictions, including those imposed by the lock-up agreements entered into in connection with the IPO. Following the expiration of the 180-day lock-up agreements, NCLH intends to file a registration statement with the SEC to register on a continuous basis the issuance of the ordinary shares to be received by the holders of Management NCL Corporation Units who elect to exchange.

Director Independence

We refer you to “Item 10—Directors, Executive Officers and Corporate Governance” for further information regarding the independence of our directors.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

	Total Fees Year Ended December 31,
	2012	2011
	(in thousands)
Fees:
Audit	$1,542	$1,582
Audit related	—	25
Tax	34	58
All other	2	2

Total	$1,578	$1,667

Audit fees are the aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”) in connection with the audit of our regulatory and statutory reports, issuance of comfort letters and our Sarbanes-Oxley 404 attestation.

Audit related fees in 2011 were in connection with risk assessments performed.

Tax fees in 2012 and 2011 were in connection with tax return preparation and other tax services.

All other fees for 2012 and 2011 related to the PwC annual on-line subscription research tool.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to the terms of its charter, the audit committee approves all audit and non-audit services provided by PwC. Any services provided by PwC that are not specifically included within the scope of the audit must be pre-approved by the audit committee prior to any engagement. The audit committee has considered and determined that the services provided by PwC are compatible with maintaining PwC’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 20, 2013.

NCL CORPORATION LTD.

By:	/s/ Kevin M. Sheehan
Name:	Kevin M. Sheehan
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kevin M. Sheehan, Wendy A. Beck, Daniel S. Farkas and Howard L. Flanders, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin M. Sheehan	President and Chief Executive Officer	February 20, 2013
Kevin M. Sheehan	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 20, 2013
Wendy A. Beck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tan Sri Lim Kok Thay	Director, Chairman of the Board	February 20, 2013
Tan Sri Lim Kok Thay

/s/ David Chua Ming Huat	Director	February 20, 2013
David Chua Ming Huat

/s/ Marc J. Rowan	Director	February 20, 2013
Marc J. Rowan

/s/ Steve Martinez	Director	February 20, 2013
Steve Martinez

/s/ Adam M. Aron	Director	February 20, 2013
Adam M. Aron

/s/ Walter L. Revell	Director, Chairman of the Audit Committee	February 20, 2013
Walter L. Revell

/s/ Karl Peterson	Director	February 20, 2013
Karl Peterson

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2	Amended and Restated Bye-Laws of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.47 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

4.1	Indenture, dated November 12, 2009, by and among NCL Corporation Ltd. as Issuer and Norwegian Dawn Limited, Norwegian Sun Limited, Norwegian Spirit, Ltd. and Norwegian Star Limited as subsidiary guarantors and U.S. Bank National Association as Indenture Trustee with respect to $450.0 million 11.75% Senior Notes due 2016 (incorporated herein by reference to Exhibit 2.5 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 24, 2010 (File No. 333-128780))

4.2	Indenture, dated November 9, 2010, by and among NCL Corporation Ltd. as Issuer and U.S. Bank National Association as Indenture Trustee with respect to $250.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to amendment no. 1 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on December 15, 2010 (File No. 333-170141))

4.3	Supplemental Indenture, dated February 29, 2012, to Indenture, dated November 9, 2010, by and between NCL Corporation Ltd. as Issuer and U.S. Bank National Association as Indenture Trustee, with respect to $100.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s registration statement on Form F-4 filed on March 22, 2012 (File No. 333-180281))

4.4	Registration Rights Agreement, dated February 29, 2012, by and between NCL Corporation Ltd. and Deutsche Bank Securities Inc. with respect to $100.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.5 to NCL Corporation Ltd.’s registration statement on Form F-4 filed on March 22, 2012 (File No. 333-180281))

4.5	Indenture, dated February 6, 2013, by and among NCL Corporation Ltd. as issuer and U.S. Bank National Association as trustee with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.6	Registration Rights Agreement, dated February 6, 2013, by and among NCL Corporation Ltd. and Deutsche Bank Securities Inc. with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.7	Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	€298.0 million Pride of America Loans, dated as of April 4, 2003, by and among Ship Holding LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(e) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.2	Supplemental Amendments, dated June 1, 2005, to €298.0 million Pride of America Loans, dated as of April 4, 2003, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333- 128780))

10.3	Seventh Supplemental Deed to €258.0 million Pride of America Loan and Sixth Supplemental Deed to €40.0 million Pride of America Loan, both dated November 13, 2006, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by an agreement dated April 20, 2004, by and among Pride of America Ship Holding, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.27 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.4	Eighth Supplemental Deed to €258.0 million Pride of America Loan and Seventh Supplemental Deed to €40.0 million Pride of America Loan, each dated December 21, 2007, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.5	Ninth Supplemental Deed to €258.0 million Pride of America Loan and Eighth Supplemental Deed to €40.0 million Pride of America Loan, each dated April 2, 2009, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.36 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.6	Tenth Supplemental Deed to €258.0 million Pride of America Loan and Ninth Supplemental Deed to €40.0 million Pride of America Loan, each dated July 22, 2010, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.6 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.7	Eleventh Supplemental Deed to €258.0 million Pride of America Loan and Tenth Supplemental Deed to €40.0 million Pride of America Loan, each dated November 18, 2010, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.7 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.8	Twelfth Supplemental Deed to €258.0 million Pride of America Loan and Eleventh Supplemental Deed to €40.0 million Pride of America Loan, each dated as of June 1, 2012, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.9	$334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(h) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.10	First Supplemental Deed, dated as of September 30, 2005, to $334.1 million Norwegian Jewel Loan, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.11 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.11	Second Supplemental Deed, dated April 4, 2006, and Third Supplemental Deed, dated November 13, 2006, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.30 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.12	Fourth Supplemental Deed, dated December 21, 2007, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.57 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.13	Fifth Supplemental Deed, dated April 2, 2009, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.35 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.14	Sixth Supplemental Deed, dated July 22, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.17 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.15	Seventh Supplemental Deed, dated November 18, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.18 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.16	Eighth Supplemental Deed, dated June 1, 2012, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.17	€308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(i) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.18	Second Supplemental Deed, dated as of September 30, 2005, to €308.1 million Pride of Hawai’i Loan, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.13 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.19	Third Supplemental Deed, dated November 13, 2006, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.31 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.20	Fourth Supplemental Deed, dated December 21, 2007, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.21	Fifth Supplemental Deed, dated February 10, 2008, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.60 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.22	Sixth Supplemental Deed, dated April 2, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.37 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.23	Seventh Supplemental Deed, dated October 19, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.25 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.24	Eighth Supplemental Deed, dated July 22, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.26 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.25	Ninth Supplemental Deed, dated November 18, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.27 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.26	Tenth Supplemental Deed, dated June 1, 2012, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.27	Up to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated October 7, 2005, by and among NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.24 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.28	First Supplemental Deed, dated November 13, 2006, to up to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated October 7, 2005, as amended, by and among NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.32 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.29	Second Supplemental Deed, dated December 21, 2007, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks and related amended and restated Guarantees by Norwegian Pearl, Ltd. and Norwegian Gem, Ltd. (incorporated herein by reference to Exhibit 4.55 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.30	Third Supplemental Deed, dated April 2, 2009, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.34 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.31	Fourth Supplemental Deed, dated July 22, 2010, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.32 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.32	Fifth Supplemental Deed, dated June 1, 2012, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.4 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.33	€662.9 million Syndicated Loan Facility, dated September 22, 2006, by and among F3 Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., for the construction of Hull D33 at Aker Yards S.A. (incorporated herein by reference to Exhibit 4.34 to our annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.34	First Supplemental Deed, dated December 21, 2007, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.63 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.35	Second Supplemental Deed, dated April 24, 2008, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.70 to NCL Corporation Ltd.’s annual report on Form 20-F filed on April 7, 2009 (File No. 333-128780)) +

10.36	Third Supplemental Deed, dated April 2, 2009, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.33 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.37	Fourth Supplemental Deed, dated June 9, 2010, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.41 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.38	Fifth Supplemental Deed, dated July 22, 2010, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.42 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.39	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.40	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.41	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.42	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.43	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.44	Shareholders’ Agreement, dated August 17, 2007, by and among NCL Investment Ltd., Star Cruises Limited and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.48 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.45	Joinder, dated January 7, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and Star NCLC Holdings Ltd. (incorporated herein by reference to Exhibit 4.52 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.46	Joinder, dated January 7, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and NCL Investment II Ltd. (incorporated herein by reference to Exhibit 4.53 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.47	Joinder, dated January 8, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 4.51 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.48	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. ((incorporated herein by reference to Exhibit 10.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.49	$750.0 million Credit Agreement, dated October 28, 2009, by and among NCL Corporation Ltd., various lenders and Nordea Bank Norge ASA (incorporated herein by reference to Exhibit 4.39 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.50	First Amendment, dated May 31, 2012, to $750.0 million Credit Agreement, dated October 28, 2009, as amended, by and among NCL Corporation Ltd., various lenders and Nordea Bank Norge ASA (incorporated herein by reference to Exhibit 10.7 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.51	First Lien Intercreditor Agreement, dated November 12, 2009, by and among Nordea Bank Norge ASA and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.38 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 24, 2010 (File No. 333-128780))

10.52	Shipbuilding Contract for Hull No. S.678, dated September 24, 2010, by and among Meyer Werft GMBH, Breakaway One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.55 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141)) +

10.53	Shipbuilding Contract for Hull No. S.692, dated September 24, 2010, by and among Meyer Werft GMBH, Breakaway Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.56 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141)) +

10.54	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.8 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.55	Addendum No. 1, dated October 12, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.9 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.56	Addendum No. 2, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.10 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.57	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.11 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.58	Addendum No. 1, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.12 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.59	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.60	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.61	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.62	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.63	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.64	126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, by and among Pride of Hawaii, LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.60 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.65	First Amendment, dated November 29, 2011, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.66	Second Amendment, dated May 31, 2012, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 10.15 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.67	€126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.61 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.68	First Amendment, dated November 29, 2011, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.69	Second Amendment, dated May 31, 2012, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 10.16 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.70	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.71	€590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.18 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.72	Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on May 8, 2009, and effective on November 6, 2008 (incorporated herein by reference to Exhibit 10.62 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.73	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on October 21, 2010 (incorporated herein by reference to Exhibit 10.63 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.74	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on July 9, 2008 (incorporated herein by reference to Exhibit 10.64 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.75	Employment Agreement by and between NCL (Bahamas) Ltd. and Maria Miller, entered into on June 1, 2009 (incorporated herein by reference to Exhibit 10.65 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.76	Employment Agreement by and between NCL (Bahamas) Ltd. and Robert Becker, entered into on March 17, 2008 (incorporated herein by reference to Exhibit 10.66 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.77	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))

10.78	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))

10.79	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.80	Memorandum of Agreement, dated June 1, 2012, and Addendum No. 1 thereto, dated June 1, 2012, entered into by and among Norwegian Sky, Ltd. and the parties named therein (incorporated herein by reference to Exhibit 10.19 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.81	Driving Demand Bonus Program (incorporated herein by reference to Exhibit 10.91 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.82	Form of Profits Sharing Agreement Award Notice (incorporated herein by reference to Exhibit 10.92 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.83	Norwegian Cruise Line Holdings Ltd. 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.93 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.84	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. ((incorporated herein by reference to Exhibit 10.4 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.85	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., NCL Investment Limited and NCL Investment II Ltd. ((incorporated herein by reference to Exhibit 10.2 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.86	Contribution and Exchange Agreement by and between Norwegian Cruise Line Holdings, Ltd., and Star NCLC Holdings Ltd. ((incorporated herein by reference to Exhibit 10.3 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.87	Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.) ((incorporated herein by reference to Exhibit 10.5 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

21.1	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 21.1 to amendment no. 2 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on November 1, 2012 (File No. 333-175579))

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (filed herewith)

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan.

Index to Consolidated Financial Statements

NCL Corporation Ltd.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of NCL Corporation Ltd. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 20, 2013

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenue
Passenger ticket	$1,604,563	$1,563,363	$1,411,785
Onboard and other	671,683	655,961	600,343

Total revenue	2,276,246	2,219,324	2,012,128

Cruise operating expense
Commissions, transportation and other	410,531	410,709	379,532
Onboard and other	173,916	169,329	153,137
Payroll and related	293,059	290,822	265,390
Fuel	283,678	243,503	207,210
Food	125,807	124,933	114,064
Other	191,442	228,580	227,843

Total cruise operating expense	1,478,433	1,467,876	1,347,176

Other operating expense
Marketing, general and administrative	251,183	251,351	264,152
Depreciation and amortization	189,537	183,985	170,191

Total other operating expense	440,720	435,336	434,343

Operating income	357,093	316,112	230,609

Non-operating income (expense)
Interest expense, net	(189,930)	(190,187)	(173,672)
Other income (expense)	1,393	934	(33,951)

Total non-operating income (expense)	(188,537)	(189,253)	(207,623)

Net income	$168,556	$126,859	$22,986

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$168,556	$126,859	$22,986

Other comprehensive income (loss):
Shipboard Retirement Plan	(1,330)	(2,615)	349
Cash flow hedges:
Net unrealized gain related to cash flow hedges	19,907	15,198	4,726
Amount realized and reclassified into earnings	(16,402)	(36,686)	(3,065)

Total other comprehensive income (loss)	2,175	(24,103)	2,010

Total comprehensive income	$170,731	$102,756	$24,996

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$45,500	$58,926
Accounts receivable, net	15,062	8,159
Inventories	39,681	36,234
Prepaid expenses and other assets	64,686	48,824

Total current assets	164,929	152,143
Property and equipment, net	4,960,142	4,640,093
Goodwill and tradenames	611,330	602,792
Other long-term assets	202,026	167,383

Total assets	$5,938,427	$5,562,411

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$221,233	$200,582
Accounts payable	79,126	80,327
Accrued expenses and other liabilities	231,040	208,102
Due to Affiliate	59,897	2,963
Advance ticket sales	353,793	325,472

Total current liabilities	945,089	817,446
Long-term debt	2,764,120	2,837,499
Due to Affiliate	147,364	—
Other long-term liabilities	63,070	63,003

Total liabilities	3,919,643	3,717,948

Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding	25	25
Additional paid-in capital	2,335,563	2,331,973
Accumulated other comprehensive income (loss)	(17,619)	(19,794)
Retained earnings (deficit)	(299,185)	(467,741)

Total shareholders’ equity	2,018,784	1,844,463

Total liabilities and shareholders’ equity	$5,938,427	$5,562,411

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$168,556	$126,859	$22,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	216,137	211,049	191,913
Loss (gain) on derivatives	1,945	(2,338)	603
Write-off of deferred financing fees	2,358	—	6,410
Share-based compensation expense	5,160	1,211	2,520
Premium on debt issuance	6,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,592)	(280)	(11)
Inventories	(3,447)	(3,471)	(3,898)
Prepaid expenses and other assets	(3,490)	(4,264)	128,993
Accounts payable	(1,228)	15,928	36,023
Accrued expenses and other liabilities	(3,107)	(15,876)	6,136
Advance ticket sales	14,302	28,172	38,748

Net cash provided by operating activities	398,594	356,990	430,423

Cash flows from investing activities
Additions to property and equipment	(303,840)	(184,797)	(977,466)

Net cash used in investing activities	(303,840)	(184,797)	(977,466)

Cash flows from financing activities
Repayments of long-term debt	(859,422)	(439,959)	(955,780)
Proceeds from long-term debt	800,618	273,375	1,601,659
Other, primarily deferred financing fees	(49,376)	(1,730)	(93,941)

Net cash provided by (used in) financing activities	(108,180)	(168,314)	551,938

Net increase (decrease) in cash and cash equivalents	(13,426)	3,879	4,895
Cash and cash equivalents at beginning of year	58,926	55,047	50,152

Cash and cash equivalents at end of year	$45,500	$58,926	$55,047

Supplemental disclosures (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2009	$25	$2,328,302	$2,299	$(617,586)	$1,713,040
Share-based compensation	—	2,520	—	—	2,520
Transactions with Affiliates, net (Note 5)	—	(30)	—	—	(30)
Other comprehensive income	—	—	2,010	—	2,010
Net income	—	—	—	22,986	22,986

Balance, December 31, 2010	25	2,330,792	4,309	(594,600)	1,740,526
Share-based compensation	—	1,211	—	—	1,211
Transactions with Affiliates, net (Note 5)	—	(30)	—	—	(30)
Other comprehensive loss	—	—	(24,103)	—	(24,103)
Net income	—	—	—	126,859	126,859

Balance, December 31, 2011	25	2,331,973	(19,794)	(467,741)	1,844,463
Share-based compensation	—	660	—	—	660
Transactions with Affiliates, net (Note 5)	—	2,930	—	—	2,930
Other comprehensive income	—	—	2,175	—	2,175
Net income	—	—	—	168,556	168,556

Balance, December 31, 2012	$25	$2,335,563	$(17,619)	$(299,185)	$2,018,784

Accumulated other comprehensive income (loss) for the year ended December 31, 2012 was as follows:

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of year	$(19,794)	$(11,377)	$(8,417)
Current period other comprehensive income (loss)	2,175	3,505	(1,330)

Accumulated other comprehensive income (loss) at end of year	$(17,619)	$(7,872)	$(9,747)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

Norwegian Cruise Line commenced operations out of Miami in 1966. On December 15, 2003, the Company was incorporated in Bermuda as a wholly-owned subsidiary of Genting Hong Kong Limited and its affiliates (“Genting HK”).

In January 2008, the Apollo Funds acquired 50% of our outstanding ordinary share capital. As part of this investment, the Apollo Funds assumed control of our Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of our outstanding share capital from the Apollo Funds. As a result of the aforementioned transactions, our shareholders and their relative ownership percentages of our ordinary shares, as of December 31, 2012, were as follows: Genting HK (50.0%), the Apollo Funds (37.5%) and the TPG Viking Funds (12.5%) (we refer you to Note 12— “Subsequent Events” for more on our organization).

We are a leading global cruise line operator, offering cruise experiences for travelers with a wide variety of itineraries. We strive to offer an innovative and differentiated cruise vacation with the goal of providing our guests the highest levels of overall satisfaction on their cruise experience. In turn, we aim to generate the highest customer loyalty and greatest numbers of repeat guests. We created a distinctive style of cruising called “Freestyle Cruising” on all of our ships, which we believe provides our guests with the freedom and flexibility associated with a resort style atmosphere and experience as well as more dining options than a traditional cruise. As of December 31, 2012, we operated 11 ships offering cruises in Alaska, the Bahamas, Bermuda, the Caribbean, Europe, Hawaii, Mexico, New England, Central and South America, North Africa and Scandinavia.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented. Estimates are required for the preparation of consolidated financial statements in accordance with generally accepted accounting principles and actual results could differ from these estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, and include cash and investments with original maturities of three months or less at acquisition and also include amounts due from credit card processors.

Restricted Cash

Restricted cash consists of cash collateral in respect of certain agreements and is included in prepaid expenses and other assets and other long-term assets in our consolidated balance sheets.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1.4 million and $1.9 million as of December 31, 2012 and 2011, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or market using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs incurred that result in tangible assets, including brochures, are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $8.3 million and $5.0 million as of December 31, 2012 and 2011, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $83.7 million, $79.9 million and $87.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost. Major renewals and improvements that we believe add value to our ships are capitalized as a cost of the ship while costs of repairs and maintenance, including Dry-docking costs, are charged to expense as incurred. During ship construction, certain interest is capitalized as a cost of the ship. Gains or losses on the sale of property and equipment are recorded as a component of operating income (expense) in our consolidated statements of operations.

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets and after a 15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30 years
Buildings	15-30 years
Computer hardware and software	3-5 years
Other property and equipment	3- 40 years
Leasehold improvements	Shorter of lease term or asset life

Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or related asset life.

Long-lived assets are reviewed for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. The estimation of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the risk involved.

Goodwill and Tradenames

Goodwill represents the excess of cost over the fair value of net assets acquired. We review goodwill and our tradenames for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill and our tradenames may not be fully recoverable.

We have concluded that our business has a single reportable segment, with each ship considered to be a component. Each component constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each component is considered a reporting unit. Our reporting units have similar economic characteristics, including similar margins and similar products and services, therefore, we aggregate all of the reporting units in assessing goodwill.

The impairment review of goodwill is based on the expected future cash flows of our ships to determine a fair value of our aggregate reporting unit. Our discounted cash flow valuation reflects our projection for growth and profitability, taking into account our assessment of future market conditions and demand, as well as a determination of a cost of capital that incorporates both business and financial risks. We believe that the discounted cash flow approach is the most representative method to assess fair value, as it utilizes expectations of long-term growth whereas a market-based approach is less dynamic, especially in light of recent negative market conditions, the uncertainty in credit and capital markets and the resulting weakened economic environment.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses, on a pro rata basis over the period of the voyage.

Revenue and expenses include taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis are $133.6 million, $129.4 million and $110.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense) and such gains or losses were immaterial as of December 31, 2012, 2011 and 2010.

Derivative Instruments and Hedging Activity

From time to time we enter into derivative contracts, primarily forward, swap, option and three-way collar contracts, to reduce our exposure to fluctuations in foreign currency exchange, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes the correlation between fluctuations in the fair value of the hedged item and the fair value of the related derivative instrument and its effectiveness as a hedge. As the derivative is marked to fair value, we elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability may be designated as a cash flow hedge. Changes in fair value of derivative instruments that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. To the extent that an instrument is not effective as a hedge, gains and losses are recognized in other income (expense) in our consolidated statements of operations. Realized gains and losses related to our fuel hedges are recognized in fuel expense. For presentation in our statement of cash flows, we have elected to classify the cash flows from our cash flow hedges in the same category as the cash flows from the items being hedged.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments, our revolving credit facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well-established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

Insurance

We use a combination of insurance and self-insurance for a number of risks including claims related to crew and guests, hull and machinery, war risk, workers’ compensation, property damage and general liability. Liabilities associated with certain of these risks, including crew and passenger claims, are estimated actuarially based upon known facts, historical trends and a reasonable estimate of future expenses. While we believe these accruals are adequate, the ultimate losses incurred may differ from those recorded.

Income Taxes

Deferred tax assets and liabilities are calculated in accordance with the liability method. Deferred taxes are recorded using the currently enacted tax rates that apply in the periods that the differences are expected to reverse. Deferred taxes are not discounted.

We provide a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized. With respect to acquired deferred tax assets, future reversals of the valuation allowance will first be applied against goodwill and other intangible assets before recognition of a benefit in our consolidated statements of operations.

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on service period and not contingent upon any future performance. We refer you to Note 7— “Employee Benefits and Share Option Plans.”

Segment Reporting

We have concluded that our business has a single reportable segment, with each ship considered to be a component. Each component constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each component is considered a reporting unit. Our reporting units have similar economic characteristics, including similar margins and similar products and services, therefore, we aggregate all of the reporting units.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to guests who make reservations in North America. Revenue attributable to North American guests was 82% for the year ended December 31, 2012 and 83% for each of the years ended December 31, 2011 and 2010. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships.

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Ships	$5,601,375	$5,314,651
Ships under construction	376,007	184,498
Land	1,009	1,009
Other	233,235	202,928

	6,211,626	5,703,086
Less: accumulated depreciation and amortization	(1,251,484)	(1,062,993)

Total	$4,960,142	$4,640,093

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $189.5 million, $184.0 million and $170.2 million, respectively. Repairs and maintenance expenses including Dry-docking expenses were $44.7 million, $64.7 million and $60.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Ships under construction include progress payments to the shipyard, planning and design fees, loan interest and commitment fees and other associated costs. Interest costs associated with the construction of ships that were capitalized during the construction period amounted to $22.1 million, $16.7 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

4.	Long-Term Debt

Long-term debt consisted of the following (we refer you to Note 12— “Subsequent Events”):

	Interest Rate December 31,		Maturities Through	Balance December 31,
	2012	2011		2012	2011
				(in thousands)
€662.9 million Norwegian Epic Term Loan (1)	2.19%	2.46%	2022	$662,729	$723,990
€624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility (1)	3.40%	3.35%	2019	549,022	623,678
$450.0 million 11.75% Senior Secured Notes (2)	11.75%	11.75%	2016	446,571	445,914
€308.1 million Pride of Hawai’i Loan (1)	2.18%	2.20%	2018	232,583	284,449
$350.0 million 9.50% Senior Unsecured Notes (3)	9.50%	9.50%	2018	355,419	250,000
$334.1 million Norwegian Jewel Term Loan	3.06% - 6.86%	3.18% - 6.86%	2017	150,359	188,216
€258.0 million Pride of America Hermes Loan (1)	3.06% - 6.47%	3.28% - 6.47%	2017	133,468	172,463
$750.0 million Senior Secured Revolving Credit Facility	4.25%	4.31%	2015	91,000	128,000
€529.8 million Breakaway One Loan (1)	1.91%	2.18%	2025	150,996	118,651
€529.8 million Breakaway Two Loan (1)	4.50%	4.50%	2026	112,809	49,768
€590.5 million Breakaway Three Loan (1)	2.98%	—	2027	34,045	—
€40.0 million Pride of America Commercial Loan (1)	3.06% - 7.35%	3.28% - 7.35%	2017	20,288	26,215

	Interest Rate December 31,		Maturities Through	Balance December 31,
	2012	2011		2012	2011
				(in thousands)
€126 million Norwegian Jewel Term Loan	1.92%	2.11%	2016	22,134	10,212
€126 million Norwegian Jade Term Loan	1.92%	2.11%	2017	22,134	10,212
Capital lease obligations	3.00% - 5.00%	3.75% - 5.00%	2014	1,796	6,313

Total debt				2,985,353	3,038,081
Less: current portion of long-term debt				(221,233)	(200,582)

Total long-term debt				$2,764,120	$2,837,499

(1)	Currently U.S. dollar-denominated.
(2)	Net of unamortized original issue discount of $3.4 million and $4.1 million as of December 31, 2012 and 2011, respectively.
(3)	Net of unamortized premium of $5.4 million as of December 31, 2012.

Costs incurred in connection with the arranging of loan financing have been deferred and are amortized over the life of the loan agreement. The amortization included in interest expense, net was $28.2 million (including a $2.4 million write-off of deferred financing fees), $26.1 million and $26.8 million (including a $6.4 million write-off of deferred financing fees) for the years ended December 31, 2012, 2011 and 2010, respectively.

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2012. There are no restrictions in the agreements that limit intercompany borrowings or dividends between our subsidiaries that would impact our ability to meet our cash obligations.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2012 for each of the next five years (in thousands):

Year	Amount
2013	$221,233
2014	239,988
2015	340,724
2016	727,872
2017	277,790
Thereafter	1,177,746

Total	$2,985,353

We had an accrued interest liability of $20.9 million and $22.3 million as of December 31, 2012 and 2011, respectively.

5.	Related Party Disclosures

Transactions with Genting HK, the Apollo Funds and the TPG Viking Funds

As of December 31, 2012, our shareholders and their share ownership were as follows (we refer you to Note 12— “Subsequent Events”):

Shareholder	Number of Shares	Percentage Ownership
Genting HK (1)	10,500,000	50.0%
Apollo Funds (2)	7,875,000	37.5%
TPG Viking Funds (3)	2,625,000	12.5%

(1)	Genting HK owns their ordinary shares indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary.
(2)	The Apollo Funds own their ordinary shares indirectly through NCL Investment Ltd., a Bermuda company (2,795,968 ordinary shares) and NCL Investment II Ltd., a Cayman Islands company (5,079,032 ordinary shares).
(3)	The TPG Viking Funds own their ordinary shares through TPG Viking I, L.P., a Cayman Islands exempted limited partnership (1,957,525 ordinary shares), TPG Viking II, L.P., a Cayman Islands exempted limited partnership (576,118 ordinary shares) and TPG Viking AIV-III, L.P., a Delaware limited partnership (91,357 ordinary shares).

In May 2011, we entered into an agreement with Star Cruise Management Limited, a wholly-owned subsidiary of Genting HK, whereby Star Cruise Management Limited will provide sales, marketing and promotional services in the Asia Pacific region. We will pay a monthly commission fee based on net cruise revenue generated under the agreement. We have made no payments under the contract; approximately $1.3 million has been accrued as of December 31, 2012.

In January 2011, we entered into an agreement with Crystal Aim Limited, a wholly-owned subsidiary of Genting HK, for the operation of a call center. Compensation under the agreement will be based on an hourly rate for the services provided. We have paid approximately $0.5 million under the contract from January 2011 until December 31, 2012.

In July 2010, we agreed to extend the Charter of Norwegian Sky from Genting HK to December 31, 2012. This agreement includes two one-year extension options which require the mutual consent of each party. The new agreement also provided us with an option to purchase the ship during the Charter period. In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky pursuant to the Norwegian Sky Agreement. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, which is to be repaid over seven equal semi-annual payments beginning June 2013 and has a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. In the event that an IPO is effectuated on or before May 31, 2013 by Norwegian Cruise line Holdings Ltd., then $79.7 million shall become payable to Genting HK within fourteen days of the IPO effective date, and the remaining balance is to be repaid over seven equal semi-annual payments beginning June 2013. The payable is collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship.

In July 2009, we entered into an agreement with Harrah’s Operating Company, Inc. (now known as Caesars Entertainment Operating Corporation) establishing a marketing alliance which incorporates marketing resources and cross company marketing, purchasing and loyalty programs as well as customer and business intelligence capabilities. Caesars Entertainment Operating Corporation is owned by Affiliates of both Apollo and TPG.

In November 2006, we entered into an agreement with Sabre Inc., an affiliate of TPG, for the use of reservation software. We pay a commission fee based on the number of annual bookings made through the system. We have paid approximately $3.7 million under the contract through December 31, 2012.

6.	Fair Value Measurements and Derivatives

Fair value is defined as the price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

Fair Value Hierarchy

The following hierarchy for inputs used in measuring fair value should maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available:

Level 1	Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement dates.

Level 2	Significant other observable inputs that are used by market participants in pricing the asset or liability based on market data obtained from independent sources.

Level 3	Significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available.

Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The determination of ineffectiveness is based on the amount of dollar offset between the cumulative change in fair value of the derivative and the cumulative change in fair value of the hedged transaction at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense) in our consolidated statements of operations. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements.

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives and our revolving credit facility, is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

	December 31,
	2012	2011
Fuel swaps designated as hedging instruments:
Prepaid expenses and other assets	$5,079	$5,484
Other long-term assets	3,581	—
Accrued expenses and other liabilities	(16)	—
Other long-term liabilities	349	(440)
Fuel collars designated as hedging instruments:
Prepaid expenses and other assets	1,085	4,377
Other long-term assets	—	740
Accrued expenses and other liabilities	(18)	—
Other long-term liabilities	678	—
Fuel options not designated as hedging instruments:
Prepaid expenses and other assets	(304)	—
Accrued expenses and other liabilities	—	(1,278)
Other long-term liabilities	(1,231)	(1,670)
Foreign currency options designated as hedging instruments:
Accrued expenses and other liabilities	(20,267)	—
Other long-term liabilities	(16,443)	(15,927)
Foreign currency forward contracts designated as hedging instruments:
Prepaid expenses and other assets	11,685	—
Foreign currency collar designated as a hedging instrument:
Other long-term assets	8,152	—

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Fuel Swaps

As of December 31, 2012, we had fuel swaps maturing through December 31, 2015 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 534,000 metric tons of our projected fuel purchases. The effects of the fuel swaps on the consolidated financial statements, which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain recognized in other comprehensive income (loss) – effective portion	$18,906	$29,928	$5,851
Gain (loss) recognized in other income (expense) – ineffective portion	(509)	457	140
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(14,448)	(36,686)	(3,065)

	$3,949	$(6,301)	$2,926

Fuel Collars and Options

As of December 31, 2012, we had fuel collars and fuel options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 91,000 metric tons of our projected fuel purchases. The effects of the fuel collars on the consolidated financial statements, which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$592	$(147)	$—
Gain (loss) recognized in other income (expense) – ineffective portion	165	(302)	—
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(1,954)	—	—

	$(1,197)	$(449)	$—

The effects of the fuel options on the consolidated financial statements, which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain recognized in other income (expense)	$3,218	$2,422	$—

Foreign Currency Options

As of December 31, 2012, we had foreign currency derivatives consisting of call options with deferred premiums which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships are delivered is less than the strike price under these option contracts we would pay the deferred premium and not exercise the foreign currency options. The notional amount of our foreign currency options was €395.0 million, or $521.1 million based on the euro/U.S. dollar exchange rate as of December 31, 2012. The effects of the foreign currency options on the consolidated financial statements, which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Loss recognized in other comprehensive income (loss) – effective portion	$(19,428)	$(14,583)	$(1,125)
Gain (loss) recognized in other income (expense) – ineffective portion	(864)	(239)	20

	$(20,292)	$(14,822)	$(1,105)

Foreign Currency Forward Contracts

As of December 31, 2012, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €197.0 million, or $259.9 million based on the euro/U.S. dollar exchange rate as of December 31, 2012. The effects of the foreign currency forward contracts on the consolidated financial statements, which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain recognized in other comprehensive income (loss) – effective portion	$11,685	$—	$—
Loss recognized in other income (expense) – ineffective portion	—	—	(33,061)

	$11,685	$—	$(33,061)

Foreign Currency Collar

As of December 31, 2012, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €100.0 million, or $131.9 million based on the euro/U.S. dollar exchange rate as of December 31, 2012.

The effects of the foreign currency collar on the consolidated financial statements, which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gain recognized in other comprehensive income (loss) – effective portion	$8,152	$—	$—

Interest Rate Swap

We had an interest rate swap which matured in October 2010 and we recognized a loss of $623,000 in other income (expense).

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2012 and 2011, the fair value of our long-term debt, including the current portion, was $3,106.9 million and $3,113.9 million, respectively, which was $121.5 million and $75.8 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other long-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. The estimation of fair value measured by discounting expected future cash flows at discount rates commensurate with the risk involved are considered Level 3 inputs. We do not believe that we have any impairment to our goodwill or tradenames as of December 31, 2012. We believe our estimates and judgments with respect to our goodwill and tradenames are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge.

In February 2012, we acquired Sixthman, a company specializing in developing and delivering music oriented Charters. The purchase price was $7.5 million, consisting of $4.0 million in cash and $3.5 million in contingent consideration. As of September 30, 2012, we completed our allocation of the purchase price, which has resulted in recording $8.5 million of goodwill and tradenames related to the acquisition.

7.	Employee Benefits and Share Option Plans

Profits Sharing Agreement

In 2009, we adopted a profits sharing agreement which authorizes us to grant profits interests in the Company to certain key employees. These interests generally vest with the holders based on a combination of performance-based and time-based vesting metrics, each as specified in the Profits Sharing Agreement and each holder’s award agreement. Genting HK, the Apollo Funds and the TPG Viking Funds are entitled to initially receive any distributions made by the Company, pro rata based on their shareholdings in the Company. Once Genting HK, the Apollo Funds and the TPG Viking Funds receive distributions in excess of certain hurdle amounts specified in the Profits Sharing Agreement and each holder’s award agreement, each vested profits interest award generally entitles the holder of such award to a portion of such excess distribution amount.

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under the Profits Sharing Agreement to management (or former management) of NCLC, including the Ordinary Profits Units, are exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the Profits Sharing Agreement as “Management NCL Corporation Units”. The Management NCL Corporation Units received upon the exchange of outstanding profits interests are subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged. The Management NCL Corporation Units issued in exchange for the profits interests represent a 2.7% economic interest in NCLC, based on the IPO price of $19.00 per ordinary share.

The Management NCL Corporation Units, generally consisting of fifty percent of “Time-Based Units” (“TBUs”) and fifty percent of “Performance-Based Units” (“PBUs”).The TBUs generally vest over five years and upon a distribution event, the vesting amount of the PBUs is based on the amount of proceeds that are realized above certain hurdles.

The termination of employment results in forfeiture of any non-vested TBUs and all PBUs. TBUs that are vested can be either continued by the Company or cancelled and paid to the employee. Cancellation can take place anytime after termination but not before two years after the grant date.

The fair value of the profits interests was computed using a binomial (lattice) model using the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected stock price volatility	50.00%	50.00%	50.00%
Risk-free interest rate	1.36%	1.41%	1.41%
Expected unit life	3 years	3 years	3 years

Expected stock price volatility was based on annual volatilities of comparable companies in our industry based on three years of historical data. Risk-free interest rates were adjusted to the average risk-free rates applicable at the grant date. The expected unit life was calculated with the expectation of a distribution event occurring within a three-year period. We estimated forfeitures based on our historical termination rates for the last three years.

The aggregate fair value for the profits interests as of December 31, 2012 was comprised of $13.8 million for PBUs and $8.6 million for TBUs. Total share-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.2 million and $2.5 million, respectively, and was recorded in marketing, general and administrative expense. As of December 31, 2012, there was $0.6 million of total unrecognized compensation expense related to TBU non-vested shares. As of December 31, 2012, there was no aggregate intrinsic value of options outstanding and exercisable. Pertinent information covering the profits interests pursuant to the Profits Sharing Agreement was as follows:

	Number of Management NCL Corporation Units (1)		TBUs Weighted- Average Price	PBUs Weighted- Average Price
	TBUs	PBUs
Outstanding as of December 31, 2011	2,087,283	3,328,541	$3.53	$3.42
Granted	186,052	186,052	$3.44	$5.98
Forfeited	(7,781)	(18,856)	$3.18	$3.72

Outstanding as of December 31, 2012	2,265,554	3,495,737	$3.53	$3.56

Vested as of December 31, 2012	1,425,258	966,064	$3.86	$3.41

Non-vested as of December 31, 2012	840,296	2,529,674	$2.96	$3.61

(1)	Share amounts reflect the exchange of profits interest for Management NCL Corporate Units in connection with the Corporate Reorganization.

Employee Benefit Plans

Certain of our employees are employed pursuant to agreements that provide for severance payments. Severance is generally only payable upon an involuntary termination of the employee’s employment by us without cause or a termination by the employee for good reason. Severance generally includes a cash payment based on the employee’s base salary (and in some cases, bonus), and our payment of the employee’s continued medical benefits for the applicable severance period. During 2008, we entered into a severance agreement with our former chief executive officer. As of December 31, 2012, the remaining liability was $15.0 million, which includes a fully vested co-investment profits interest award granted under the Profits Sharing Agreement described above.

We maintain annual incentive bonus plans for our executive officers and other key employees. Bonuses under these plans become earned and payable based on both the Company’s and each individual’s performance during the applicable performance period and the individual’s continued employment. Company performance criteria include the attainment of certain financial targets and other strategic objectives.

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of the next 4%—10% of each participant’s contributions. In addition, we may make discretionary supplemental contributions to the Plan, which shall be allocated to each eligible participant on a pro-rata basis based on the compensation of the participant to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”).

Our contributions are reduced by contributions forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the contributions. Forfeited contributions of $0.1 million were utilized in the year ended December 31, 2012 and $0.2 million were utilized in each of the years ended December 31, 2011, and 2010.

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain of our executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. Messrs. Sheehan and Stuart are the only Named Executive Officers who are eligible to participate in the SERP. The SERP provides for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credit participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants do not make any elective contributions under this plan. As of December 31, 2012 and 2011, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.4 million and $0.7 million, respectively.

We recorded expenses related to the above 401(k) Plan and SERP of $2.8 million, $2.6 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We maintain a Senior Management Retirement Savings Plan (“SMRSP”), which is a legacy unfunded defined contribution plan for certain of our employees, who were employed by the Company prior to 2001. The SMRSP provides for Company contributions on behalf of the participants to compensate them for the difference between the qualified plan benefits that were previously available under the Company’s cash balance pension plan and the redesigned 401(k) Plan. We credit participants under the SMRSP Plan for the difference in the amount that would have been contributed by us to the Company’s previous Norwegian Cruise Line Pension Plan and the qualified plan maximums of the new 401(k) Plan.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.7 million and $1.0 million was included in accrued expenses and other liabilities as of December 31, 2012 and 2011, respectively, and $15.5 million and $12.3 million was included in other long-term liabilities in our consolidated balance sheet as of December 31, 2012 and 2011, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Pension expense:
Service cost	$1,367	$1,072	$980
Interest cost	604	531	481
Amortization of prior service cost	378	378	378
Amortization of actuarial loss (gain)	13	—	(29)

Total pension expense	$2,362	$1,981	$1,810

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,329	$9,478	$8,017
Service cost	1,367	1,072	980
Interest cost	604	531	481
Actuarial loss	1,721	2,993	—
Direct benefit payments	(800)	(745)	—

Projected benefit obligation at end of year	$16,221	$13,329	$9,478

Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$16,221	$13,329	$9,478

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(6,427)	$(6,805)	$(7,183)
Accumulated actuarial gain (loss)	(3,320)	(1,612)	1,381

Accumulated other comprehensive income (loss)	$(9,747)	$(8,417)	$(5,802)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2012, 2011 and 2010 were 4.7%, 5.5% and 6.0%, respectively, and the actuarial loss is amortized over 18.86 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2013	$716
2014	767
2015	794
2016	807
2017	873
Next five years	5,607

8.	Income Taxes

We are incorporated in Bermuda, and our subsidiary, Arrasas Limited, is incorporated in the Isle of Man. Generally, we are not subject to income tax in respect of activities undertaken outside these countries.

Under current Bermuda law, we are not subject to tax on income or capital gains. We have received from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035.

We previously had operations in Norway through NCL Holdings ASA (“NCLHA”) and its subsidiaries. Deferred tax assets and liabilities that relate to these prior operations are comprised of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Loss carryforwards	$30,945	$32,735
Shares in NCL Cruises Ltd.	81,715	64,618
Pension obligation	422	418
Other	113	140

	113,195	97,911
Valuation allowance	(113,195)	(97,911)

Total net deferred taxes	$—	$—

Taxable losses in Norway can be carried forward indefinitely. Total losses available for carry forward related to NCLHA as of December 31, 2012 and 2011 are $110.5 million and $116.9 million, respectively.

In January 2008, NCLC became a partnership for U.S. federal income tax purposes and therefore incurs no U.S. Federal or State income tax liability. Each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made.

Through 2009, income derived from our U.S.-flagged operation, net of applicable deductions, generally would have been subject to U.S. federal income taxation (generally at a rate of 35%) and state and local taxes. U.S.-sourced dividends and interest paid by our U.S.-flagged operation generally would have been subject to a 30% withholding tax, unless exempt under one of various exceptions.

In December 2009, NCL America Holdings, Inc., the tax owner of the assets of our U.S.-flagged operation, was converted to a limited liability company under Delaware law which resulted in a complete liquidation for U.S. income tax purposes. Thus, subsequent to December 2009, taxes on the income from our U.S.-flagged operation are imposed on our shareholders and we may distribute funds to our shareholders to pay such taxes, or in some cases, pursuant to section 1446 of the Code, withhold such taxes at the partnership level.

9.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $9.5 million, $9.1 million and $12.4 million for the years ended December 31, 2012, 2011and 2010, respectively.

As of December 31, 2012, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2013	$6,577
2014	6,243
2015	5,351
2016	4,800
2017	4,826
Thereafter	10,373

Total	$38,170

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

In September 2010, we reached an agreement with a shipyard to build two new next generation Freestyle Cruising ships Norwegian Breakaway and Norwegian Getaway with financing commitments in place from a syndicate of banks for export credit financing. These ships, each at approximately 144,000 Gross Tons and 4,000 Berths, are scheduled for delivery in the second quarter of 2013 and first quarter of 2014, respectively. The aggregate contract price of the two ships is approximately €1.3 billion, or $1.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2012.

In October 2012, we reached an agreement with Meyer Werft GmbH of Papenburg, Germany to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths and will be similar in design and innovation to our current Breakaway class ships which are currently under construction. The contract cost of this ship is approximately €698.4 million, or $921.4 million based on the euro/U.S. dollar exchange rate as of December 31, 2012. We entered into an export credit facility that provides financing for 80% of the contract price of the ship. In addition, we have an option in place for export credit financing for the second ship on similar terms.

In connection with the contracts to build the three ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2012, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2013	$705,765
2014	773,061
2015	792,369
2016	—
2017	—
Thereafter	—

Total	$2,271,195

Port Facility Commitments

As of December 31, 2012, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2013	$23,523
2014	25,155
2015	26,008
2016	26,680
2017	26,665
Thereafter	69,792

Total	$197,823

The U.S. Federal Maritime Commission requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, we are required to maintain a $15.0 million third-party performance guarantee on our behalf in respect of liabilities for non-performance of transportation and other obligations to passengers. Proposed regulations would revise the financial requirements with respect to both death/injury and non-performance coverages. Also we have a legal requirement for us to maintain a security guarantee based on cruise business originated from the United Kingdom and have a bond with the Association of British Travel Agents currently valued at British Pound Sterling 3.2 million. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. The plaintiffs’ have filed an appeal of the Court’s decision in the individual actions as well as the denial of the Class Certification. We intend to vigorously defend this appeal and are not able at this time to estimate the impact of these proceedings.

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012 this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

10.	Supplemental Cash Flow Information

For the years ended December 31, 2012, 2011 and 2010 we paid interest and related fees of $240.6 million, $186.7 million and $254.8 million, respectively. For the year ended December 31, 2012, we had a non-cash investing activity in connection with the Norwegian Sky purchase agreement of $206.1 million.

11.	Guarantor Subsidiaries

The $450.0 million 11.75% Senior Secured Notes due 2016 issued by us are guaranteed by certain of our subsidiaries with first-priority mortgage liens on four of our ships, Norwegian Star, Norwegian Spirit, Norwegian Sun and Norwegian Dawn, and a first-priority security interest in all earnings, proceeds of insurance and certain other interests related to these ships, subject to certain exceptions and permitted liens. These subsidiary guarantors are 100% owned subsidiaries of NCLC and we have fully and unconditionally guaranteed these notes, subject to customary automatic release provisions, on a joint and several basis.

The following condensed consolidating financial statements for NCLC, the non-guarantor subsidiaries and combined guarantor subsidiaries presents condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, condensed consolidating balance sheets as of December 31, 2012 and December 31, 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, using the equity method of accounting, as well as elimination entries necessary to consolidate the parent company and all of its subsidiaries.

The outstanding debt resides with the primary obligor. Interest expense was allocated based on the appraised value of the ships, and marketing, general and administrative expense was allocated based on Capacity Days. Management fee represents the charge for the allocation of interest expense to the subsidiaries (we refer you to Note 12— “Subsequent Events”).

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Passenger ticket	$—	$462,462	$1,142,101	$—	$1,604,563
Onboard and other	—	190,115	481,568	—	671,683

Total revenue	—	652,577	1,623,669	—	2,276,246

Cruise operating expense
Commissions, transportation and other	—	122,881	287,650	—	410,531
Onboard and other	—	45,846	128,070	—	173,916
Payroll and related	—	85,889	207,170	—	293,059
Fuel	—	98,288	185,390	—	283,678
Food	—	39,942	85,865	—	125,807
Other	—	54,440	137,002	—	191,442

Total cruise operating expense	—	447,286	1,031,147	—	1,478,433

Other operating expense
Marketing, general and administrative	—	96,269	154,914	—	251,183
Depreciation and amortization	—	56,049	133,488	—	189,537

Total other operating expense	—	152,318	288,402	—	440,720

Operating income	—	52,973	304,120	—	357,093

Non-operating income (expense)
Interest expense, net	(106,630)	(29,577)	(160,353)	106,630	(189,930)
Management fee	106,630	—	—	(106,630)	—
Other income (expense)	2,036	91	(734)	—	1,393
Equity in earnings of subsidiaries	166,520	—	—	(166,520)	—

Total non-operating income (expense)	168,556	(29,486)	(161,087)	(166,520)	(188,537)

Net income	$168,556	$23,487	$143,033	$(166,520)	$168,556

Comprehensive income
Net income	$168,556	$23,487	$143,033	$(166,520)	$168,556
Total other comprehensive income	2,175	(5,985)	(10,417)	16,402	2,175

Total comprehensive income	$170,731	$17,502	$132,616	$(150,118)	$170,731

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Passenger ticket	$—	$443,691	$1,119,672	$—	$1,563,363
Onboard and other	—	196,630	459,331	—	655,961

Total revenue	—	640,321	1,579,003	—	2,219,324

Cruise operating expense
Commissions, transportation and other	—	117,159	293,550	—	410,709
Onboard and other	—	53,117	116,212	—	169,329
Payroll and related	—	87,192	203,630	—	290,822
Fuel	—	89,091	154,412	—	243,503
Food	—	38,550	86,383	—	124,933
Other	—	73,776	154,804	—	228,580

Total cruise operating expense	—	458,885	1,008,991	—	1,467,876

Other operating expense
Marketing, general and administrative	—	94,472	156,879	—	251,351
Depreciation and amortization	—	55,939	128,046	—	183,985

Total other operating expense	—	150,411	284,925	—	435,336

Operating income	—	31,025	285,087	—	316,112

Non-operating income (expense)
Interest expense, net	(83,575)	(30,470)	(159,717)	83,575	(190,187)
Management fee	83,575	—	—	(83,575)	—
Other income (expense)	2,329	52	(1,447)	—	934
Equity in earnings of subsidiaries	124,530	—	—	(124,530)	—

Total non-operating income (expense)	126,859	(30,418)	(161,164)	(124,530)	(189,253)

Net income	$126,859	$607	$123,923	$(124,530)	$126,859

Comprehensive income
Net income	$126,859	$607	$123,923	$(124,530)	$126,859
Total other comprehensive income	(24,103)	(13,297)	(23,389)	36,686	(24,103)

Total comprehensive income	$102,756	$(12,690)	$100,534	$(87,844)	$102,756

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue
Passenger ticket	$—	$458,763	$953,022	$—	$1,411,785
Onboard and other	—	193,075	407,268	—	600,343

Total revenue	—	651,838	1,360,290	—	2,012,128

Cruise operating expense
Commissions, transportation and other	—	129,744	249,788	—	379,532
Onboard and other	—	51,941	101,196	—	153,137
Payroll and related	—	83,272	182,118	—	265,390
Fuel	—	82,071	125,139	—	207,210
Food	—	39,164	74,900	—	114,064
Other	—	73,044	154,799	—	227,843

Total cruise operating expense	—	459,236	887,940	—	1,347,176

Other operating expense
Marketing, general and administrative		106,529	157,623	—	264,152
Depreciation and amortization	—	56,027	114,164	—	170,191

Total other operating expense	—	162,556	271,787	—	434,343

Operating income	—	30,046	200,563	—	230,609

Non-operating income (expense)
Interest expense, net	(107,631)	(29,854)	(143,818)	107,631	(173,672)
Management fee	107,631	—	—	(107,631)	—
Other expense	(33,497)	(192)	(262)	—	(33,951)
Equity in earnings of subsidiaries	56,483	—	—	(56,483)	—

Total non-operating income (expense)	22,986	(30,046)	(144,080)	(56,483)	(207,623)

Net income	$22,986	$—	$56,483	$(56,483)	$22,986

Comprehensive income
Net income	$22,986	$—	$56,483	$(56,483)	$22,986
Total other comprehensive income	2,010	(1,187)	(1,878)	3,065	2,010

Total comprehensive income	$24,996	$(1,187)	$54,605	$(53,418)	$24,996

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,462	$38,038	$—	$45,500
Accounts receivable, net	—	1,747	13,315	—	15,062
Due from Affiliate	2,457,348	—	—	(2,457,348)	—
Inventories	—	13,445	26,236	—	39,681
Prepaid expenses and other assets	18,003	2,272	44,411	—	64,686

Total current assets	2,475,351	24,926	122,000	(2,457,348)	164,929
Property and equipment, net	—	1,182,926	3,777,216	—	4,960,142
Goodwill and tradenames	602,792	—	8,538	—	611,330
Other long-term assets	61,070	—	140,956	—	202,026
Investment in subsidiaries	385,453	—	—	(385,453)	—

Total assets	$3,524,666	$1,207,852	$4,048,710	$(2,842,801)	$5,938,427

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$53,543	$—	$167,690	$—	$221,233
Accounts payable	—	884	78,242	—	79,126
Accrued expenses and other liabilities	47,224	47,325	136,491	—	231,040
Due to Affiliate	—	691,216	1,826,029	(2,457,348)	59,897
Advance ticket sales	—	—	353,793	—	353,793

Total current liabilities	100,767	739,425	2,562,245	(2,457,348)	945,089
Long-term debt	1,388,469	—	1,375,651	—	2,764,120
Due to Affiliate	—	—	147,364	—	147,364
Other long-term liabilities	16,646	4,608	41,816	—	63,070

Total liabilities	1,505,882	744,033	4,127,076	(2,457,348)	3,919,643

Commitments and contingencies
Shareholders’ equity:
Ordinary shares	25	24	87,818	(87,842)	25
Additional paid-in capital	2,335,563	379,946	235,788	(615,734)	2,335,563
Accumulated other comprehensive loss	(17,619)	—	(9,747)	9,747	(17,619)
Retained earnings (deficit)	(299,185)	83,849	(392,225)	308,376	(299,185)

Total shareholders’ equity	2,018,784	463,819	(78,366)	(385,453)	2,018,784

Total liabilities and shareholders’ equity	$3,524,666	$1,207,852	$4,048,710	$(2,842,801)	$5,938,427

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,133	$51,793	$—	$58,926
Accounts receivable, net	—	1,852	6,307	—	8,159
Due from Affiliate	2,451,062	—	—	(2,451,062)	—
Inventories	—	10,983	25,251	—	36,234
Prepaid expenses and other assets	13,287	5,840	29,697	—	48,824

Total current assets	2,464,349	25,808	113,048	(2,451,062)	152,143
Property and equipment, net	—	1,227,082	3,413,011	—	4,640,093
Goodwill and tradenames	602,792	—	—	—	602,792
Other long-term assets	56,972	—	110,411	—	167,383
Investment in subsidiaries	215,969	—	—	(215,969)	—

Total assets	$3,340,082	$1,252,890	$3,636,470	$(2,667,031)	$5,562,411

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$46,029	$—	$154,553	$—	$200,582
Accounts payable	—	608	79,719	—	80,327
Accrued expenses and other liabilities	26,815	44,556	136,731	—	208,102
Due to Affiliate	—	764,978	1,689,047	(2,451,062)	2,963
Advance ticket sales	—	—	325,472	—	325,472

Total current liabilities	72,844	810,142	2,385,522	(2,451,062)	817,446
Long-term debt	1,401,563	—	1,435,936	—	2,837,499
Other long-term liabilities	21,212	2,416	39,375	—	63,003

Total liabilities	1,495,619	812,558	3,860,833	(2,451,062)	3,717,948

Commitments and contingencies
Shareholders’ equity:
Ordinary shares	25	24	87,818	(87,842)	25
Additional paid-in capital	2,331,973	379,946	231,495	(611,441)	2,331,973
Accumulated other comprehensive loss	(19,794)	—	(8,418)	8,418	(19,794)
Retained earnings (deficit)	(467,741)	60,362	(535,258)	474,896	(467,741)

Total shareholders’ equity	1,844,463	440,332	(224,363)	(215,969)	1,844,463

Total liabilities and shareholders’ equity	$3,340,082	$1,252,890	$3,636,470	$(2,667,031)	$5,562,411

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$168,556	$23,487	$143,033	$(166,520)	$168,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,625	56,050	148,462	—	216,137
Loss on derivatives	1,945	—	—	—	1,945
Write-off of deferred financing fees	918	—	1,440	—	2,358
Share-based compensation expense	—	—	5,160	—	5,160
Premium on debt issuance	6,000	—	—	—	6,000
Equity in earnings of subsidiaries	(166,520)	—	—	166,520	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	105	(4,697)	—	(4,592)
Inventories	—	(2,462)	(985)	—	(3,447)
Prepaid expenses and other assets	1,245	3,568	(8,303)	—	(3,490)
Accounts payable	—	276	(1,504)	—	(1,228)
Accrued expenses and other liabilities	(9,052)	(68,801)	74,746	—	(3,107)
Advance ticket sales	—	—	14,302	—	14,302

Net cash provided by operating activities	14,717	12,223	371,654	—	398,594

Cash flows from investing activities
Additions to property and equipment	—	(11,894)	(291,946)	—	(303,840)

Net cash used in investing activities	—	(11,894)	(291,946)	—	(308,840)

Cash flows from financing activities
Repayments of long-term debt	(658,978)	—	(200,444)	—	(859,422)
Proceeds from long-term debt	647,322	—	153,296	—	800,618
Other, primarily deferred financing fees	(3,061)	—	(46,315)	—	(49,376)

Net cash used in financing activities	(14,717)	—	(93,463)	—	(108,180)

Net increase (decrease) in cash and cash equivalents	—	329	(13,755)	—	(13,426)
Cash and cash equivalents at beginning of year	—	7,133	51,793	—	58,926

Cash and cash equivalents at end of year	$—	$7,462	$38,038	$—	$45,500

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$126,859	$607	$123,923	$(124,530)	$126,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,405	55,939	143,705	—	211,049
Gain on derivatives	(2,338)	—	—	—	(2,338)
Share-based compensation expense	—	—	1,211	—	1,211
Equity in earnings of subsidiaries	(124,530)	—	—	124,530	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,314	(1,449)	(145)	—	(280)
Inventories	—	133	(3,604)	—	(3,471)
Prepaid expenses and other assets	(3,840)	(751)	327	—	(4,264)
Accounts payable	—	(390)	16,318	—	15,928
Accrued expenses and other liabilities	171,860	(18,980)	(168,756)	—	(15,876)
Advance ticket sales	—	—	28,172	—	28,172

Net cash provided by operating activities	180,730	35,109	141,151	—	356,990

Cash flows from investing activities
Additions to property and equipment	—	(35,809)	(148,988)	—	(184,797)

Net cash used in investing activities	—	(35,809)	(148,988)	—	(184,797)

Cash flows from financing activities
Repayments of long-term debt	(363,000)	—	(76,959)	—	(439,959)
Proceeds from long-term debt	184,000	—	89,375	—	273,375
Other	(1,730)	—	—	—	(1,730)

Net cash provided by (used in) financing activities	(180,730)	—	12,416	—	(168,314)

Net increase (decrease) in cash and cash equivalents	—	(700)	4,579	—	3,879
Cash and cash equivalents at beginning of year	—	7,833	47,214	—	55,047

Cash and cash equivalents at end of year	$—	$7,133	$51,793	$—	$58,926

NCL CORPORATION LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$22,986	$—	$56,480	$(56,480)	$22,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,768	56,027	125,118	—	191,913
Loss on derivatives	603	—	—	—	603
Write-off of deferred financing fees	1,751	—	4,659	—	6,410
Share-based compensation expense	—	—	2,520	—	2,520
Equity in earnings of subsidiaries	(56,480)	—	—	56,480	—
Changes in operating assets and liabilities:
Accounts receivable, net	(25)	779	(765)	—	(11)
Inventories	—	1,109	(5,007)	—	(3,898)
Prepaid expenses and other assets	(3,849)	5,108	127,734	—	128,993
Accounts payable	—	(4,944)	40,967	—	36,023
Accrued expenses and other liabilities	118,779	(37,745)	(74,898)	—	6,136
Advance ticket sales	—	—	38,748	—	38,748

Net cash provided by operating activities	94,533	20,334	315,556	—	430,423

Cash flows from investing activities
Additions to property and equipment	—	(22,404)	(955,062)	—	(977,466)

Net cash used in investing activities	—	(22,404)	(955,062)	—	(977,466)

Cash flows from financing activities
Repayments of long-term debt	(774,526)	—	(181,254)	—	(955,780)
Proceeds from long-term debt	689,000	—	912,659	—	1,601,659
Other, primarily deferred financing fees	(9,007)	—	(84,934)	—	(93,941)

Net cash provided by (used in) financing activities	(94,533)	—	646,471	—	551,938

Net increase (decrease) in cash and cash equivalents	—	(2,070)	6,965	—	4,895
Cash and cash equivalents at beginning of year	—	9,903	40,249	—	50,152

Cash and cash equivalents at end of year	$—	$7,833	$47,214	$—	$55,047

12.	Subsequent Events

On January 24, 2013, Norwegian Cruise Line Holdings Ltd. (“NCLH”), which was formed with the issuance of 10,000 ordinary shares at $.001 per share in February 2011, completed an IPO of its ordinary shares. In connection with the consummation of the IPO, NCLC’s ordinary shares were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH has not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and preparations for the Corporate Reorganization and the IPO. Following the IPO, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (43.4%), the Apollo Funds (32.5%), the TPG Viking Funds (10.8%) and public shareholders (13.3%). NCLH is treated as a corporation for U.S. federal income tax purposes.

In February 2013, we issued $300.0 million aggregate principal amount of Senior Notes. The Notes will bear interest at a rate of 5.00% per annum and will mature on February 15, 2018. Interest on the Notes will be payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2013. The notes were issued at 99.451%.

We used the net proceeds that we received from the IPO and notes offering, aggregating approximately $770.0 million, to pay down debt; including (i) a prepayment of an aggregate $55.6 million that became payable upon the consummation of the IPO consisting of $21.3 million on our €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility, $14.7 million on our €308.1 million Pride of Hawai’i loan, $8.0 million on our $334.1 million Norwegian Jewel loan, $10.1 million on our €258.0 million Pride of America loan, and $1.5 million on our €40.0 million Pride of America commercial loan, (ii) a payment to Genting HK of $79.7 million in connection with the Norwegian Sky purchase agreement, (iii) a full redemption of our $450.0 million 11.75% senior secured notes due 2016, (iv) a partial redemption of $122.5 million aggregate principal amount of our $350.0 million 9.50% senior notes. Related premiums, breakage fees and expenses associated with the IPO, notes offering and the redemptions of our notes are estimated to be approximately $104.0 million.

13.	Quarterly Selected Financial Data (Unaudited) (in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012		2011
Total revenue	$515,430	$495,510	$583,234	$568,586	$674,411	$666,634	$503,171		$488,594
Operating income	46,444	37,504	87,006	76,250	174,138	160,019	49,505		42,339
Net income (loss)	3,284	(7,933)	36,031	29,224	128,188	107,509	1,053	(1)	(1,941)

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the summer months. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods.

(1)	Includes a non-recurring share-based compensation charge of $4.5 million related to a former CEO.