Form 10-K/A
period 2012-12-31
NCL CORP Ltd.
filed 2013-03-05
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Form 10-K/A”) amends the annual report on Form 10-K of NCL Corporation Ltd. for the fiscal year ended December 31, 2012, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2013 (the “Form 10-K”). The purpose of this Form 10-K/A is to amend the Form 10-K to provide Interactive Data File disclosure as Exhibit 101 to this Form 10-K/A in accordance with Rule 405 of Regulation S-T. The Interactive Data File disclosure attached as Exhibit 101 to the Form 10-K/A is the second Interactive Data File that NCL Corporation Ltd. is required to submit under Rule 405 of Regulation S-T.

The Form 10-K, as amended by this Form 10-K/A, speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in anyway the disclosures made in the Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2	Amended and Restated Bye-Laws of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.47 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

4.1	Indenture, dated November 12, 2009, by and among NCL Corporation Ltd. as Issuer and Norwegian Dawn Limited, Norwegian Sun Limited, Norwegian Spirit, Ltd. and Norwegian Star Limited as subsidiary guarantors and U.S. Bank National Association as Indenture Trustee with respect to $450.0 million 11.75% Senior Notes due 2016 (incorporated herein by reference to Exhibit 2.5 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 24, 2010 (File No. 333-128780))

4.2	Indenture, dated November 9, 2010, by and among NCL Corporation Ltd. as Issuer and U.S. Bank National Association as Indenture Trustee with respect to $250.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to amendment no. 1 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on December 15, 2010 (File No. 333-170141))

4.3	Supplemental Indenture, dated February 29, 2012, to Indenture, dated November 9, 2010, by and between NCL Corporation Ltd. as Issuer and U.S. Bank National Association as Indenture Trustee, with respect to $100.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s registration statement on Form F-4 filed on March 22, 2012 (File No. 333-180281))

4.4	Registration Rights Agreement, dated February 29, 2012, by and between NCL Corporation Ltd. and Deutsche Bank Securities Inc. with respect to $100.0 million 9.50% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.5 to NCL Corporation Ltd.’s registration statement on Form F-4 filed on March 22, 2012 (File No. 333-180281))

4.5	Indenture, dated February 6, 2013, by and among NCL Corporation Ltd. as issuer and U.S. Bank National Association as trustee with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.6	Registration Rights Agreement, dated February 6, 2013, by and among NCL Corporation Ltd. and Deutsche Bank Securities Inc. with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.7	Form of Certificate of Ordinary Shares (incorporated herein by reference to Exhibit 4.7 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	€298.0 million Pride of America Loans, dated as of April 4, 2003, by and among Ship Holding LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(e) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.2	Supplemental Amendments, dated June 1, 2005, to €298.0 million Pride of America Loans, dated as of April 4, 2003, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333- 128780))

10.3	Seventh Supplemental Deed to €258.0 million Pride of America Loan and Sixth Supplemental Deed to €40.0 million Pride of America Loan, both dated November 13, 2006, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by an agreement dated April 20, 2004, by and among Pride of America Ship Holding, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.27 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.4	Eighth Supplemental Deed to €258.0 million Pride of America Loan and Seventh Supplemental Deed to €40.0 million Pride of America Loan, each dated December 21, 2007, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.5	Ninth Supplemental Deed to €258.0 million Pride of America Loan and Eighth Supplemental Deed to €40.0 million Pride of America Loan, each dated April 2, 2009, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.36 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.6	Tenth Supplemental Deed to €258.0 million Pride of America Loan and Ninth Supplemental Deed to €40.0 million Pride of America Loan, each dated July 22, 2010, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.6 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.7	Eleventh Supplemental Deed to €258.0 million Pride of America Loan and Tenth Supplemental Deed to €40.0 million Pride of America Loan, each dated November 18, 2010, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.7 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.8	Twelfth Supplemental Deed to €258.0 million Pride of America Loan and Eleventh Supplemental Deed to €40.0 million Pride of America Loan, each dated as of June 1, 2012, to €298.0 million Pride of America Loans, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.9	$334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(h) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.10	First Supplemental Deed, dated as of September 30, 2005, to $334.1 million Norwegian Jewel Loan, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.11 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.11	Second Supplemental Deed, dated April 4, 2006, and Third Supplemental Deed, dated November 13, 2006, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.30 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.12	Fourth Supplemental Deed, dated December 21, 2007, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.57 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.13	Fifth Supplemental Deed, dated April 2, 2009, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.35 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.14	Sixth Supplemental Deed, dated July 22, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.17 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.15	Seventh Supplemental Deed, dated November 18, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.18 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.16	Eighth Supplemental Deed, dated June 1, 2012, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.17	€308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(i) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.18	Second Supplemental Deed, dated as of September 30, 2005, to €308.1 million Pride of Hawai’i Loan, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.13 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.19	Third Supplemental Deed, dated November 13, 2006, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.31 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.20	Fourth Supplemental Deed, dated December 21, 2007, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.21	Fifth Supplemental Deed, dated February 10, 2008, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.60 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.22	Sixth Supplemental Deed, dated April 2, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.37 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.23	Seventh Supplemental Deed, dated October 19, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.25 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.24	Eighth Supplemental Deed, dated July 22, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.26 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.25	Ninth Supplemental Deed, dated November 18, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.27 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.26	Tenth Supplemental Deed, dated June 1, 2012, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.27	Up to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated October 7, 2005, by and among NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.24 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.28	First Supplemental Deed, dated November 13, 2006, to up to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated October 7, 2005, as amended, by and among NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.32 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.29	Second Supplemental Deed, dated December 21, 2007, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks and related amended and restated Guarantees by Norwegian Pearl, Ltd. and Norwegian Gem, Ltd. (incorporated herein by reference to Exhibit 4.55 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.30	Third Supplemental Deed, dated April 2, 2009, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.34 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.31	Fourth Supplemental Deed, dated July 22, 2010, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.32 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.32	Fifth Supplemental Deed, dated June 1, 2012, to €624.0 million Norwegian Pearl and Norwegian Gem Revolving Loan Facility Agreement, dated as of October 7, 2005, as amended, by and among NCL Corporation Ltd., Norwegian Pearl, Ltd., Norwegian Gem, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.4 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.33	€662.9 million Syndicated Loan Facility, dated September 22, 2006, by and among F3 Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., for the construction of Hull D33 at Aker Yards S.A. (incorporated herein by reference to Exhibit 4.34 to our annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.34	First Supplemental Deed, dated December 21, 2007, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.63 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.35	Second Supplemental Deed, dated April 24, 2008, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.70 to NCL Corporation Ltd.’s annual report on Form 20-F filed on April 7, 2009 (File No. 333-128780)) +

10.36	Third Supplemental Deed, dated April 2, 2009, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.33 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.37	Fourth Supplemental Deed, dated June 9, 2010, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.41 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.38	Fifth Supplemental Deed, dated July 22, 2010, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.42 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.39	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million F3 Two Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.40	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.41	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.42	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.43	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.44	Shareholders’ Agreement, dated August 17, 2007, by and among NCL Investment Ltd., Star Cruises Limited and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.48 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.45	Joinder, dated January 7, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and Star NCLC Holdings Ltd. (incorporated herein by reference to Exhibit 4.52 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.46	Joinder, dated January 7, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and NCL Investment II Ltd. (incorporated herein by reference to Exhibit 4.53 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.47	Joinder, dated January 8, 2008, to the Shareholders’ Agreement, dated August 17, 2007, by and among NCL Corporation Ltd. and TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 4.51 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

10.48	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. ((incorporated herein by reference to Exhibit 10.1 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.49	$750.0 million Credit Agreement, dated October 28, 2009, by and among NCL Corporation Ltd., various lenders and Nordea Bank Norge ASA (incorporated herein by reference to Exhibit 4.39 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.50	First Amendment, dated May 31, 2012, to $750.0 million Credit Agreement, dated October 28, 2009, as amended, by and among NCL Corporation Ltd., various lenders and Nordea Bank Norge ASA (incorporated herein by reference to Exhibit 10.7 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.51	First Lien Intercreditor Agreement, dated November 12, 2009, by and among Nordea Bank Norge ASA and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.38 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 24, 2010 (File No. 333-128780))

10.52	Shipbuilding Contract for Hull No. S.678, dated September 24, 2010, by and among Meyer Werft GMBH, Breakaway One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.55 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141)) +

10.53	Shipbuilding Contract for Hull No. S.692, dated September 24, 2010, by and among Meyer Werft GMBH, Breakaway Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.56 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141)) +

10.54	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.8 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.55	Addendum No. 1, dated October 12, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.9 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.56	Addendum No. 2, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.10 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.57	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.11 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.58	Addendum No. 1, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.12 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.59	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.60	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.61	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.62	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.63	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.64	126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, by and among Pride of Hawaii, LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.60 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.65	First Amendment, dated November 29, 2011, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.66	Second Amendment, dated May 31, 2012, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 10.15 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.67	€126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.61 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.68	First Amendment, dated November 29, 2011, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.69	Second Amendment, dated May 31, 2012, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 10.16 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.70	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.71	€590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.18 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.72	Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on May 8, 2009, and effective on November 6, 2008 (incorporated herein by reference to Exhibit 10.62 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.73	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on October 21, 2010 (incorporated herein by reference to Exhibit 10.63 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.74	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on July 9, 2008 (incorporated herein by reference to Exhibit 10.64 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.75	Employment Agreement by and between NCL (Bahamas) Ltd. and Maria Miller, entered into on June 1, 2009 (incorporated herein by reference to Exhibit 10.65 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.76	Employment Agreement by and between NCL (Bahamas) Ltd. and Robert Becker, entered into on March 17, 2008 (incorporated herein by reference to Exhibit 10.66 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.77	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))

10.78	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))

10.79	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.80	Memorandum of Agreement, dated June 1, 2012, and Addendum No. 1 thereto, dated June 1, 2012, entered into by and among Norwegian Sky, Ltd. and the parties named therein (incorporated herein by reference to Exhibit 10.19 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.81	Driving Demand Bonus Program (incorporated herein by reference to Exhibit 10.91 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.82	Form of Profits Sharing Agreement Award Notice (incorporated herein by reference to Exhibit 10.92 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.83	Norwegian Cruise Line Holdings Ltd. 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.93 to amendment no. 5 to the Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.84	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. ((incorporated herein by reference to Exhibit 10.4 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.85	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., NCL Investment Limited and NCL Investment II Ltd. ((incorporated herein by reference to Exhibit 10.2 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.86	Contribution and Exchange Agreement by and between Norwegian Cruise Line Holdings, Ltd., and Star NCLC Holdings Ltd. ((incorporated herein by reference to Exhibit 10.3 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.87	Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.) ((incorporated herein by reference to Exhibit 10.5 to the Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

21.1	List of Subsidiaries of Norwegian Cruise Line Holdings Ltd. (incorporated herein by reference to Exhibit 21.1 to amendment no. 2 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on November 1, 2012 (File No. 333-175579))

24.1	Power of Attorney (previously filed)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer (previously filed)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer (previously filed)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (previously furnished)

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase++

101.DEF	XBRL Taxonomy Extension Definition Linkbase++

101.LAB	XBRL Taxonomy Extension Label Linkbase++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase++

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on March 5, 2013.

NCL Corporation Ltd.

By:	/s/ Wendy A. Beck
Name: Wendy A. Beck Title: Executive Vice President and Chief Financial Officer

Date: March 5, 2013