Form 10-Q
period 2013-03-31
NCL CORP Ltd.
filed 2013-05-08
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 21,000,000 ordinary shares outstanding as of May 8, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Revenue
Passenger ticket	$358,928	$351,330
Onboard and other	168,703	164,100

Total revenue	527,631	515,430

Cruise operating expense
Commissions, transportation and other	94,579	90,615
Onboard and other	42,371	39,201
Payroll and related	74,039	73,348
Fuel	72,498	65,526
Food	29,962	31,380
Other	49,240	51,957

Total cruise operating expense	362,689	352,027

Other operating expense
Marketing, general and administrative	84,770	71,162
Depreciation and amortization	48,748	45,797

Total other operating expense	133,518	116,959

Operating income	31,424	46,444

Non-operating income (expense)
Interest expense, net	(127,656)	(46,170)
Other income	1,211	3,010

Total non-operating income (expense)	(126,445)	(43,160)

Net income (loss)	$(95,021)	$3,284

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(95,021)	$3,284

Other comprehensive income (loss):
Shipboard Retirement Plan	117	98
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	(19,696)	30,677
Amount realized and reclassified into earnings	(1,836)	(12,093)

Total other comprehensive income (loss)	(21,415)	18,682

Total comprehensive income (loss)	$(116,436)	$21,966

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$65,555	$45,500
Accounts receivable, net	13,387	15,062
Inventories	42,291	39,681
Prepaid expenses and other assets	68,880	64,686

Total current assets	190,113	164,929
Property and equipment, net	4,997,543	4,960,142
Goodwill and tradenames	611,330	611,330
Other long-term assets	176,090	202,026

Total assets	$5,975,076	$5,938,427

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$221,747	$221,233
Accounts payable	67,699	79,126
Accrued expenses and other liabilities	250,368	231,040
Due to Affiliate	36,882	59,897
Due to NCLH	1,293	—
Advance ticket sales	464,080	353,793

Total current liabilities	1,042,069	945,089
Long-term debt	2,416,580	2,764,120
Due to Affiliate	91,585	147,364
Other long-term liabilities	33,792	63,070

Total liabilities	3,584,026	3,919,643

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding	25	25
Additional paid-in capital	2,824,265	2,335,563
Accumulated other comprehensive income (loss)	(39,034)	(17,619)
Retained earnings (deficit)	(394,206)	(299,185)

Total shareholders’ equity	2,391,050	2,018,784

Total liabilities and shareholders’ equity	$5,975,076	$5,938,427

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(95,021)	$3,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	55,480	52,470
Loss (gain) on derivatives	112	(3,766)
Write-off of deferred financing fees	14,042	—
Share-based compensation expense	18,753	165
Premium on debt issuance	—	6,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,675	172
Inventories	(2,610)	(3,440)
Prepaid expenses and other assets	1,496	(3,630)
Accounts payable	(11,427)	(8,052)
Accrued expenses and other liabilities	(12,380)	32,156
Advance ticket sales	109,346	83,075

Net cash provided by operating activities	79,466	158,434

Cash flows from investing activities
Additions to property and equipment and other	(85,152)	(24,333)

Net cash used in investing activities	(85,152)	(24,333)

Cash flows from financing activities
Repayments of long-term debt	(1,093,009)	(277,776)
Repayment to Affiliate	(79,651)	—
Proceeds from long-term debt	744,525	151,005
Contribution from NCLH	460,000	—
Other, primarily deferred financing fees	(6,124)	(2,283)

Net cash provided by (used in) financing activities	25,741	(129,054)

Net increase in cash and cash equivalents	20,055	5,047
Cash and cash equivalents at beginning of period	45,500	58,926

Cash and cash equivalents at end of period	$65,555	$63,973

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCL Corporation Ltd. and its subsidiaries, “NCLH” refers to Norwegian Cruise Line Holdings Ltd. and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and its subsidiaries, (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P. and AIF VI NCL (AIV IV), L.P., AAA Guarantor Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates and (vii) “Affiliate(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone.

1.	Corporate Reorganization

In January 2013, NCLH completed the IPO of 27,058,824 ordinary shares, par value $.001 per share. In connection with the consummation of the IPO, NCLC’s ordinary shares were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. As a result of the Corporate Reorganization, the Management NCL Corporation Units (as defined in Note 7—“Share-Based Employee Compensation”) created a non-controlling interest within NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and the IPO. We refer you to Note 5—“Related Party Disclosures” for more information on the Corporate Reorganization and Note 7—“Share-Based Employee Compensation” regarding the Management NCL Corporation Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, which are included in our most recently filed Annual Report on Form 10-K.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue on a gross basis were $31.4 million and $32.5 million for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification shall be disclosed in a note to the consolidated financial statements or presented parenthetically on the face of the financial statements. We refer you to Note 3— “Accumulated Other Comprehensive Income (Loss)”.

We have adopted the disclosure requirements as presented in the amendment to subtopic 210-20 “Disclosures about Offsetting Assets and Liabilities” which requires that we disclose separately for assets and liabilities the gross recognition and the offsetting amounts which are permitted by our master netting arrangements for our derivative contracts (we refer you to Note 6— “Fair Value Measurements and Derivatives”).

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan

Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	(19,696)	(19,696)		—
Amounts reclassified from accumulated other comprehensive income (loss)	(1,719)	(1,836	) (1)	117 (2)

Accumulated other comprehensive income (loss) at end of period	$(39,034)	$(29,404	) (3)	$(9,630)

(1)	Amount reclassified to fuel expense.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, $6.4 million is expected to be reclassified into earnings in the next 12 months.

4.	Long-Term Debt

In February 2013, NCLC issued $300.0 million aggregate principal amount of senior notes bearing interest at a rate of 5% per annum maturing on February 15, 2018 (the “Notes Offering”). Interest on the notes will be payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2013. The notes were issued at 99.451%.

We used the net proceeds that we received from the IPO and the Notes Offering, aggregating approximately $770.0 million, to pay down debt; including (i) a prepayment of an aggregate $55.6 million that became payable upon the consummation of the IPO consisting of $21.3 million on our €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility, $14.7 million on our €308.1 million Pride of Hawai’i loan, $8.0 million on our $334.1 million Norwegian Jewel loan, $10.1 million on our €258.0 million Pride of America loan and $1.5 million on our €40.0 million Pride of America commercial loan, (ii) a payment to Genting HK of $79.7 million in connection with the Norwegian Sky purchase agreement, (iii) a full redemption of our $450.0 million 11.75% senior secured notes due 2016 and (iv) a partial redemption of $122.5 million aggregate principal amount of our $350.0 million 9.50% senior notes due 2018. Expenses related to debt prepayments were approximately $90.5 million and were recognized in interest expense.

5.	Related Party Disclosures

Following the IPO, NCLH contributed $460.0 million to NCLC. The relative ownership percentages of NCLH’s ordinary shares following the IPO were as follows: Genting HK (43.4%), the Apollo Funds (32.5%), the TPG Viking Funds (10.8%) and public shareholders (13.3%). NCLH is treated as a corporation for U.S. federal income tax purposes. We also made a payment of $79.7 million to Genting HK in connection with the Norwegian Sky purchase agreement.

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

The following table sets forth the fair value of our derivatives including the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$8,128	$5,955	$301	$876

	Other long-term assets	3,832	3,969	281	388

	Accrued expenses and other liabilities	—	188	—	204

	Other long-term liabilities	—	391	—	42
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	1,117	1,615	134	530

	Other long-term assets	997	—	545	—

	Accrued expenses and other liabilities	—	51	—	69

	Other long-term liabilities	—	1,908	—	1,230
Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	134	304

	Other long-term assets	—	—	545	—

	Other long-term liabilities	—	—	—	1,231

Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	19,585	20,267

	Other long-term liabilities	—	—	—	16,443

Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	3,464	11,685	—	—

	Accrued expenses and other liabilities	574	—	30,353	—
Foreign currency forward contracts not designated as hedging instruments

	Accrued expenses and other liabilities	354	—	334	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	6,361	—	1,931	—

	Other long-term assets	—	9,765	—	1,613

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk-free rate of interest, time to expiration and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

March 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$23,899	$(3,871)	$20,028	$(3,464)	$16,564
Liabilities	50,272	(928)	49,344	(46,403)	2,941

December 31, 2012	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$32,989	$(3,711)	$29,278	$(11,685)	$17,593
Liabilities	39,486	(2,538)	36,948	(36,710)	238

Fuel Swaps

As of March 31, 2013, we had fuel swaps maturing through December 31, 2015 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 484,000 metric tons of our projected fuel purchases. The effects of the fuel swaps on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain recognized in other comprehensive income (loss) – effective portion	$4,706	$26,464
Gain recognized in other income (expense) – ineffective portion	221	1,244
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(2,263)	(9,239)

Fuel Collars and Options

As of March 31, 2013, we had fuel collars and fuel options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 61,000 metric tons of our projected fuel purchases. The effects of the fuel collars on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(35)	$9,055
Gain recognized in other income (expense) – ineffective portion	8	682
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	427	(2,854)

The effects of the fuel options on the consolidated financial statements which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain recognized in other income (expense)	$856	$2,081

Foreign Currency Options

As of March 31, 2013, we had foreign currency derivatives consisting of call options with deferred premiums which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships are delivered is less than the strike price under these option contracts, we would pay the deferred premium and not exercise the foreign currency options. The notional amount of our foreign currency options was €175.0 million, or $224.3 million based on the euro/U.S. dollar exchange rate as of March 31, 2013. The effects of the foreign currency options on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss recognized in other comprehensive income (loss) – effective portion	$(4,012)	$(4,842)
Loss recognized in other income (expense) – ineffective portion	(298)	(269)

Foreign Currency Forward Contracts

As of March 31, 2013, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts designated as cash flow hedges was €467.0 million, or $598.6 million based on the euro/U.S. dollar exchange rate as of March 31, 2013. The effects of the foreign currency forward contracts on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss recognized in other comprehensive income (loss) – effective portion	$(16,633)	$—
Gain recognized in other income (expense) – ineffective portion	68	—

As of March 31, 2013, the effects of the foreign currency forward contracts on the consolidated financial statements which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain recognized in other income (expense)	$20	$—

Foreign Currency Collar

As of March 31, 2013, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €100.0 million, or $128.2 million based on the euro/U.S. dollar exchange rate as of March 31, 2013. The effects of the foreign currency collar on the consolidated financial statements which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss recognized in other comprehensive income (loss) – effective portion	$(3,722)	$—

Long-Term Debt

As of March 31, 2013 and December 31, 2012, the fair value of our long-term debt, including the current portion, was $2,747.8 million and $3,106.9 million, which was $109.5 million and $121.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7.	Share-Based Employee Compensation

In 2009, we adopted a profits sharing agreement which authorized us to grant profits interests in the Company to certain key employees. These interests generally vested with the holders based on a combination of performance-based and time-based vesting metrics, each as specified in the Profits Sharing Agreement and each holder’s award agreement. Genting HK, the Apollo Funds and the TPG Viking Funds were entitled to initially receive any distributions made by the Company, pro rata based on their shareholdings in the Company. Once Genting HK, the Apollo Funds and the TPG Viking Funds received distributions in excess of certain hurdle amounts specified in the Profits Sharing Agreement and each holder’s award agreement, each vested profits interest award generally entitled the holder of such award to a portion of such excess distribution amount.

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under the Profits Sharing Agreement to management (or former management) of NCLC, including the Ordinary Profits Units, were exchanged for an economically equivalent number of NCL Corporation Units (the “Management NCL Corporation Units”). The Management NCL Corporation Units received upon the exchange of outstanding profits interests are subject to the same time-based and performance-based vesting requirements applicable to the profits interests for which they were exchanged. To the extent that they are vested, and subject to certain conditions, these Management NCL Corporation Units can be exchanged for NCLH ordinary shares. These units are not transferrable without NCLH’s prior consent and do not entitle the holders to any voting, pre-emptive or sinking fund rights. The Management NCL Corporation Units represents ownership in NCLC that is not attributed to NCLH which results in a non-controlling interest in NCLH.

Management NCL Corporation Units

The Management NCL Corporation Units generally consist of fifty percent of “Time-Based Units” (“TBUs”) and fifty percent of “Performance- Based Units” (“PBUs”).The TBUs generally vest over five years and upon a distribution event, the vesting amount of the PBUs is based on the amount of proceeds that are realized above certain hurdles. The termination of employment results in forfeiture of any non-vested TBUs and all PBUs. TBUs that are vested can be either continued by the Company or cancelled and paid to the employee. Cancellation can take place any time after termination but not before two years after the grant date. The following is a summary of the Management NCL Corporation Units activity for the three months ended March 31, 2013:

	Number of Management NCL Corporation Units
	TBUs	PBUs
Outstanding as of December 31, 2012	2,265,554	3,495,737
Granted	—	—
Forfeited	—	—

Outstanding as of March 31, 2013	2,265,554	3,495,737

Vested as of March 31, 2013	1,641,326	875,364

Non-vested as of March 31, 2013	624,228	2,620,373

As of March 31, 2013, the weighted-average fair value of all outstanding Management NCL Corporation Units was $3.53 per unit.

Share Options

In January 2013, the Company adopted the 2013 Performance Incentive Plan which provides for the issuance of up to 15,035,106 of our ordinary shares, with no more than 5,000,000 shares being granted to one individual in any calendar year. During the three months ended March 31, 2013, there were 3,251,052 non-qualified share options granted as described below. The share options granted have a contractual term of seven years.

As part of the Corporate Reorganization, holders of Management NCL Corporation Units were granted 2,818,552 options with vesting conditions consistent with those of their original award. The fair value of the 2,818,552 share options at date of grant were estimated using a binomial lattice valuation model. The assumptions used within the valuation were as follows:

Three Months Ended March 31, 2013
Dividend yield	0%
Expected share price volatility	50.0%
Risk-free interest rate	1.0%
Expected term	6 years

An additional 432,500 options were granted to other employees and generally vest in equal installments over a five year period. The fair value of the 432,500 share options at the date of grant were estimated using a Black-Scholes-Merton option-pricing valuation model. The assumptions used within the valuation were as follows:

Three Months Ended March 31, 2013
Dividend yield	0%
Expected share price volatility	54.8%
Risk-free interest rate	0.8%
Expected term	5 years

The following is a summary of option activity under our share option plan for the three months ended March 31, 2013:

	Number of Share Option Awards		Weighted-Average Exercise Price	Weighted-Average Exercise Price
	Time-Based	Performance-Based	Time-Based	Performance-Based
Outstanding as of December 31, 2012	—	—
Granted	1,671,113	1,579,939	$19.00	$19.00
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding as of March 31, 2013	1,671,113	1,579,939	$19.00	$19.00

Vested as of March 31, 2013	734,226	—	$19.00	—

Non-vested as of March 31, 2013	936,887	1,579,939	$19.00	$19.00

The weighted-average fair value for all share options granted during the three months ended March 31, 2013 was $6.18 per share.

Restricted Shares

During the three months ended March 31, 2013, there were 10,526 restricted shares granted to a member of our Audit Committee. The restricted shares vest in substantially equal quarterly installments over the period June 30, 2013 through March 31, 2015. The weighted-average fair value per restricted share granted during the three months ended March 31, 2013 was $19.00.

Total share-based compensation expense for the three months ended March 31, 2013 and 2012 was $18.8 million, which includes $18.5 million of non-recurring charges associated with the Corporate Reorganization, and $0.2 million, respectively, and was recorded in marketing, general and administrative expense. Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements as of March 31, 2013 was $5.1 million. As of March 31, 2013, the fair value of all share-based compensation awards granted was $32.7 million.

8.	Commitments and Contingencies

Ship Construction Contracts

In September 2010, we reached an agreement with Meyer Werft GmbH to build two new next generation Freestyle Cruising ships, Norwegian Breakaway and Norwegian Getaway, with financing commitments in place from a syndicate of banks for export credit financing. In April 2013, we took delivery of Norwegian Breakaway (we refer you to Note 9— “Subsequent Events”). Norwegian Getaway, at approximately 144,000 Gross Tons and 4,000 Berths, is scheduled for delivery in the first quarter of 2014. The aggregate cost of this ship is approximately €625.8 million, or $802.2 million based on the euro/U.S. dollar exchange rate as of March 31, 2013.

In October 2012, we reached an agreement with Meyer Werft GmbH to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths and will be similar in design and innovation to our current Breakaway class ships. The contract cost of this ship is approximately €698.4 million, or $895.3 million based on the euro/U.S. dollar exchange rate as of March 31, 2013. We entered into an export credit facility that provides financing for 80% of the contract price of the ship. In addition, we have an option in place for export credit financing for the second ship on similar terms. In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012, this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

9.	Subsequent Events

In April 2013, we took delivery of Norwegian Breakaway. To finance the purchase, we drew $528.0 million of our €529.8 million Breakaway One Loan which is due April 2025. Also, we drew $57.7 million of our €126 million Norwegian Jewel Term Loan and €126.1 million Norwegian Jade Term Loan which will come due April 2016. The loans bear interest at LIBOR plus 1.6%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

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

•	adverse events impacting the security of travel that may affect consumer demand for cruises such as terrorist acts, acts of conspiracy, armed conflict and other international events;

•	the impact of any future changes relating to how travel agents sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of the spread of contagious diseases;

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

The above examples are not exhaustive and new risks emerge from time to time. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard hereto or any change of events, conditions or circumstances on which any such statement was based.

The interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, which are included in our most recently filed Annual Report on Form 10-K.

Terminology

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments (we refer you to “Results of Operations” for a calculation of Adjusted EBITDA).

•

Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments (we refer you to “Results of Operations” for a calculation of Adjusted Net Cruise Cost Excluding Fuel).

•	Adjusted Net Income. Net income adjusted for supplemental adjustments (we refer you to “Results of Operations” for a calculation of Adjusted Net Income).

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Net Cruise Cost Excluding Fuel, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income to enable us to analyze our performance. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs and are commonly used in the cruise industry to measure revenue performance. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance and are commonly used in the cruise industry as a measurement of costs.

As our business includes the sourcing of passengers and deployment of vessels outside of North America, a portion of our revenue and expenses are denominated in foreign currencies, particularly euro and British Pound sterling, which are subject to fluctuations in currency exchange rates versus our reporting currency, the U.S. dollar. In order to monitor results excluding these fluctuations, we calculate certain non-GAAP measures on a Constant Currency basis whereby current period revenue and expenses denominated in foreign currencies are converted to U.S. dollars using currency exchange rates of the comparable period. We believe that presenting these non-GAAP measures on both a reported and Constant Currency basis is useful in providing a more comprehensive view of trends in our business.

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

In addition, we utilize Adjusted Net Income as a supplemental financial measure to demonstrate GAAP net income excluding non-recurring, infrequent or unusual charges. These charges vary from period to period; thus, our presentation of Adjusted Net Income may not be indicative of future adjustments or results.

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

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent passengers purchase these items from us.

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

•	Payroll and related consists of the cost of wages and benefits for shipboard employees.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance, Charter costs and other ship expenses.

Executive Quarterly Overview

In January 2013, the IPO was completed at a price of $19.00 per share and in February 2013 we issued $300.0 million aggregate principal amount of senior notes bearing interest at a rate of 5% per annum maturing on February 15, 2018 (the “Notes Offering”).

For the first quarter of 2013, the Company reported Adjusted Net Income of $14.0 million, which excludes $109.0 million in expenses related to debt prepayments funded by the aggregate net proceeds from the IPO and the Notes Offering as well as non-cash share-based compensation related to the IPO. On a GAAP basis, net loss was $(95.0) million.

Three months ended March 31, 2013 (“2013”) compared to the three months ended March 31, 2012 (“2012”)

Total revenue increased 2.4% to $527.6 million in 2013 compared to $515.4 million in 2012. Net Revenue in 2013 increased 1.3% to $390.7 million from $385.6 million in 2012 due to an increase in Net Yield of 3.3% partially offset by lower Capacity Days primarily due to a planned Dry-dock .

Operating income in 2013, which includes $18.5 million of share-based compensation expense related to the IPO, was $31.4 million compared to $46.4 million in 2012 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 7.1% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of revenue:

	Three Months Ended March 31,
	2013	2012
Revenue
Passenger ticket	68.0%	68.2%
Onboard and other	32.0%	31.8%

Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.9%	17.6%
Onboard and other	8.0%	7.6%
Payroll and related	14.0%	14.2%
Fuel	13.7%	12.7%
Food	5.7%	6.1%
Other	9.4%	10.1%

Total cruise operating expense	68.7%	68.3%

Other operating expense
Marketing, general and administrative	16.1%	13.8%
Depreciation and amortization	9.2%	8.9%

Total other operating expense	25.3%	22.7%

Operating income	6.0%	9.0%

Non-operating income (expense)
Interest expense, net	(24.2)%	(9.0)%
Other income	0.2%	0.6%

Total non-operating income (expense)	(24.0)%	(8.4)%

Net income (loss)	(18.0)%	0.6%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2013	2012
Passengers carried	368,010	384,877
Passenger Cruise Days	2,528,192	2,581,687
Capacity Days	2,351,299	2,398,374
Occupancy Percentage	107.5%	107.6%

Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2013	2013 Constant Currency	2012
Passenger ticket revenue	$358,928	$358,760	$351,330
Onboard and other revenue	168,703	168,703	164,100

Total revenue	527,631	527,463	515,430
Less:
Commissions, transportation and other expense	94,579	94,532	90,615
Onboard and other expense	42,371	42,371	39,201

Net Revenue	$390,681	$390,560	$385,614

Capacity Days	2,351,299	2,351,299	2,398,374
Gross Yield	$224.40	$224.33	$214.91
Net Yield	$166.16	$166.10	$160.78

Gross Cruise Cost, Net Cruise Cost and Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2013	2013 Constant Currency	2012
Total cruise operating expense	$362,689	$362,738	$352,027
Marketing, general and administrative expense	84,770	84,732	71,162

Gross Cruise Cost	447,459	447,470	423,189
Less:
Commissions, transportation and other expense	94,579	94,532	90,615
Onboard and other expense	42,371	42,371	39,201

Net Cruise Cost	310,509	310,567	293,373
Less:
Fuel expense	72,498	72,498	65,526

Net Cruise Cost Excluding Fuel	$238,011	$238,069	$227,847
Less:
Non-cash share-based compensation related to IPO	18,527	18,527	—

Adjusted Net Cruise Cost Excluding Fuel	$219,484	$219,542	$227,847

Capacity Days	2,351,299	2,351,299	2,398,374

Gross Cruise Cost per Capacity Day	$190.30	$190.31	$176.45
Net Cruise Cost per Capacity Day	$132.06	$132.08	$122.32
Net Cruise Cost Excluding Fuel per Capacity Day	$101.23	$101.25	$95.00

Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$93.35	$93.37	$95.00

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(95,021)	$3,284
Non-cash share-based compensation related to IPO	18,527	—
Expenses related to debt prepayments (1)	90,505	—

Adjusted Net Income	$14,011	$3,284

(1)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.

Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(95,021)	$3,284
Interest expense, net	127,656	46,170
Depreciation and amortization expense	48,748	45,797

EBITDA	81,383	95,251
Other (income) expense	(1,211)	(3,010)
Non-cash compensation and other	1,497	1,300
Non-cash share-based compensation related to IPO	18,527	—

Adjusted EBITDA	$100,196	$93,541

Three months ended March 31, 2013 (“2013”) compared to three months ended March 31, 2012 (“2012”)

Revenue

Total revenue increased 2.4% to $527.6 million in 2013 compared to $515.4 million in 2012. Net Revenue increased 1.3% in 2013, due to an increase in Net Yield of 3.3% partially offset by a decrease in Capacity Days primarily due to a planned Dry-dock. The increase in Net Yield was due to an increase in net passenger ticket revenue and onboard and other revenue primarily due to an increase in beverage sales and shore excursions. On a Constant Currency basis, Net Yield increased 3.3% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 3.0% in 2013 compared to 2012 primarily due to an increase in fuel expense, partially offset by the timing of certain expenses. The increase in fuel expense was primarily the result of a 12.5% increase in the average fuel price to $673 per metric ton in 2013 from $598 per metric ton in 2012. Total other operating expense increased 14.2% in 2013 compared to 2012 primarily due to non-cash expenses related to share-based compensation recognized upon the realization of the IPO. On a Capacity Day basis, Net Cruise Cost increased 8.0% on both an as reported and Constant Currency basis due to the expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day decreased 1.7% on an as reported and Constant Currency basis mainly due to the timing of certain expenses.

Interest expense, net increased to $127.7 million in 2013 from $46.2 million in 2012 primarily due to $90.5 million of expenses associated with debt prepayments.

Liquidity and Capital Resources

General

As of March 31, 2013, our liquidity was $535.2 million consisting of $65.6 million in cash and cash equivalents and $469.6 million available under our revolving credit facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2013, we had a working capital deficit of $852.0 million. This deficit included $464.1 million of advance ticket sales, which represents the passenger revenues we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

Sources and Uses of Cash

In this section, references to 2013 refer to the three months ended March 31, 2013 and references to 2012 refer to the three months ended March 31, 2012.

Net cash provided by operating activities was $79.5 million in 2013 as compared to $158.4 million in 2012. The change in net cash provided by operating activities reflects the loss in 2013 of $95.0 million which includes fees related to prepayment of debt of $76.5 million compared to income in 2012 of $3.3 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. In 2012, $6.0 million was related to the premium received from the issuance of $100.0 million of senior unsecured notes.

Net cash used in investing activities was $85.2 million in 2013 and $24.3 million in 2012, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway, and other ship improvements and shoreside projects.

Net cash provided by financing activities was $25.7 million in 2013, primarily due to the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities and the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities and a payment related to Norwegian Sky purchase agreement. Net cash used in financing activities was $129.1 million in 2012, primarily due to repayments of our revolving credit facilities and other borrowings which were partially offset by the issuance of $100.0 million of senior unsecured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts and future expected capital expenditures for business enhancements. As of March 31, 2013, anticipated capital expenditures for business enhancements were $57.2 million for the remainder of 2013, and $77.0 million for each of the years 2014 and 2015. As of March 31, 2013, anticipated capital expenditures for ship construction were $681.1 million for the remainder of 2013, $755.6 million for 2014 and $788.5 million for 2015, of which export credit financing is in place of $572.8 million for 2013, $657.1 million for 2014 and $621.1 million for 2015, based on the euro/U.S. dollar exchange rate as of March 31, 2013.

In October 2012, we reached an agreement with Meyer Werft GmbH to build a new cruise ship for delivery in the fourth quarter of 2015 with an option to build a second ship with an expected delivery date in spring 2017. Currently referred to as “Breakaway Plus,” this new ship will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths and will be similar in design and innovation to our Norwegian Breakaway and Norwegian Getaway. The contract cost of this ship is approximately €698.4 million, or $895.3 million based on the euro/U.S. dollar exchange rate as of March 31, 2013, of which we have export credit financing in place for 80% of the contract price of the ship. This facility is repayable in twenty-four equal semi-annual installments beginning on the six month anniversary of the delivery date and bears interest at a rate of 2.98% per annum. Other material terms and conditions contained in this facility are consistent with those in our credit facilities for each of Norwegian Breakaway and Norwegian Getaway.

Norwegian Getaway, at approximately 144,000 Gross Tons and 4,000 Berths, is scheduled for delivery in the first quarter of 2014. The aggregate cost of this ship is approximately €625.8 million, or $802.2 million based on the euro/U.S. dollar exchange rate as of March 31, 2013.

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

Capitalized interest for the three months ended March 31, 2013 and 2012 was $7.5 million and $4.7 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2013, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,638,327	$221,747	$554,466	$794,519	$1,067,595
Due to Affiliate (2)	127,562	35,977	73,063	18,522	—
Operating leases (3)	36,423	6,444	11,224	9,654	9,101
Ship construction contracts (4)	2,168,807	1,345,186	823,621	—	—
Port facilities (5)	193,149	24,791	51,860	51,142	65,356
Interest (6)	522,750	102,240	182,536	147,598	90,376
Other (7)	56,622	35,437	17,375	3,139	671

Total	$5,743,640	$1,771,822	$1,714,145	$1,024,574	$1,233,099

(1)	Net of unamortized original issue discount of $1.6 million and unamortized premium of $3.4 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Breakaway, Norwegian Getaway and Breakaway Plus based on the euro/U.S. dollar exchange rate as of March 31, 2013. Financing commitments are in place from a syndicate of banks for export credit financing.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2013.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of March 31, 2013.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our existing credit facilities and our ability to issue debt securities or raise additional equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. As a result of the equity infusion from the IPO and the related use of proceeds, our leverage was improved and our balance sheet was strengthened. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of March 31, 2013, 34% of our debt was fixed and 66% was variable. Based on our March 31, 2013 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $17.5 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2013, we had foreign currency options, including call options with deferred premiums and a collar, and foreign currency forward contracts to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. For the call option contracts, if the spot rate at the date the ships are delivered is less than the strike price we would pay the deferred premiums and not exercise the options. For the collar, if the spot rate at the date the ships are delivered is more than the put option strike price and less than the call option strike price, neither the put or call option will be exercised. As of March 31, 2013, the remaining payments not hedged aggregate €949.9 million, or $1,217.7 million based on the euro/U.S. dollar exchange rate as of March 31, 2013. We estimate that a 10% change in the euro as of March 31, 2013 would result in a $121.8 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 20.0% and 18.6% for the three months ended March 31, 2013 and 2012, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2013, we had hedged approximately 61%, 49% and 16% of our 2013, 2014 and 2015 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2013 fuel expense by $21.9 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $11.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012, this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There has been no material change to these risk factors.

Item 6. Exhibits

10.1	Form of Notice of Grant of Option and Terms and Conditions of Option*+

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan

Interactive Data File

101	The following unaudited financial statements are from NCL Corporation Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 8, 2013, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012;

	(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012;

(iii)	the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCL CORPORATION LTD. (Registrant)

By:	/s/ KEVIN M. SHEEHAN
Name:	Kevin M. Sheehan
Title:	President and Chief Executive Officer

By:	/s/ WENDY A. BECK
Name:	Wendy A. Beck
Title:	Executive Vice President and Chief Financial Officer

Date: May 8, 2013