Form 10-Q
period 2013-06-30
NCL CORP Ltd.
filed 2013-07-30
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 21,000,000 ordinary shares outstanding as of July 26, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	$457,619	$416,219	$816,547	$767,549
Onboard and other	186,814	167,015	355,517	331,115

Total revenue	644,433	583,234	1,172,064	1,098,664

Cruise operating expense
Commissions, transportation and other	112,985	108,694	207,564	199,309
Onboard and other	49,316	44,009	91,687	83,210
Payroll and related	82,809	74,374	156,848	147,722
Fuel	75,582	71,615	148,080	137,141
Food	33,674	31,331	63,636	62,711
Other	66,713	57,718	115,953	109,675

Total cruise operating expense	421,079	387,741	783,768	739,768

Other operating expense
Marketing, general and administrative	72,647	61,807	157,417	132,969
Depreciation and amortization	53,854	46,680	102,602	92,477

Total other operating expense	126,501	108,487	260,019	225,446

Operating income	96,853	87,006	128,277	133,450

Non-operating income (expense)
Interest expense, net	(103,686)	(48,905)	(231,342)	(95,075)
Other income (expense)	306	(2,070)	1,517	940

Total non-operating income (expense)	(103,380)	(50,975)	(229,825)	(94,135)

Net income (loss)	$(6,527)	$36,031	$(101,548)	$39,315

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6,527)	$36,031	$(101,548)	$39,315

Other comprehensive loss:
Shipboard Retirement Plan	117	98	234	196
Cash flow hedges:
Net unrealized loss related to cash flow hedges	(9,721)	(56,427)	(29,417)	(25,750)
Amount realized and reclassified into earnings	(248)	(4,509)	(2,084)	(16,602)

Total other comprehensive loss	(9,852)	(60,838)	(31,267)	(42,156)

Total comprehensive loss	$(16,379)	$(24,807)	$(132,815)	$(2,841)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$76,192	$45,500
Accounts receivable, net	16,370	15,062
Inventories	45,429	39,681
Prepaid expenses and other assets	55,686	64,686

Total current assets	193,677	164,929
Property and equipment, net	5,601,690	4,960,142
Goodwill and tradenames	611,330	611,330
Other long-term assets	174,594	202,026

Total assets	$6,581,291	$5,938,427

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$272,644	$221,233
Accounts payable	97,100	79,126
Accrued expenses and other liabilities	219,596	231,040
Due to Affiliate	37,064	59,897
Due to NCLH	5,852	—
Advance ticket sales	542,602	353,793

Total current liabilities	1,174,858	945,089
Long-term debt	2,918,566	2,764,120
Due to Affiliate	73,276	147,364
Other long-term liabilities	39,317	63,070

Total liabilities	4,206,017	3,919,643

Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding	25	25
Additional paid-in capital	2,824,868	2,335,563
Accumulated other comprehensive income (loss)	(48,886)	(17,619)
Retained earnings (deficit)	(400,733)	(299,185)

Total shareholders’ equity	2,375,274	2,018,784

Total liabilities and shareholders’ equity	$6,581,291	$5,938,427

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(101,548)	$39,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	115,946	105,742
Gain on derivatives	(270)	(429)
Write-off of deferred financing fees	36,357	2,358
Share-based compensation expense	19,356	330
Premium on debt issuance	—	6,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,308)	(1,281)
Inventories	(5,748)	(1,552)
Prepaid expenses and other assets	1,655	943
Accounts payable	17,974	(11,743)
Accrued expenses and other liabilities	(11,133)	10,257
Advance ticket sales	187,868	105,848

Net cash provided by operating activities	259,149	255,788

Cash flows from investing activities
Additions to property and equipment and other	(759,020)	(174,973)

Net cash used in investing activities	(759,020)	(174,973)

Cash flows from financing activities
Repayments of long-term debt	(2,081,520)	(591,152)
Repayments to Affiliate	(98,171)	—
Proceeds from long-term debt	2,289,253	520,205
Contribution from NCLH	460,000	—
Other, primarily deferred financing fees	(38,999)	(3,093)

Net cash provided by (used in) financing activities	530,563	(74,040)

Net increase in cash and cash equivalents	30,692	6,775
Cash and cash equivalents at beginning of period	45,500	58,926

Cash and cash equivalents at end of period	$76,192	$65,701

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCL Corporation Ltd. and/or its subsidiaries, “NCLH” refers to Norwegian Cruise Line Holdings Ltd. and/or its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P. and AIF VI NCL (AIV IV), L.P., AAA Guarantor Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates and (vii) “Affiliate(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone.

1.	Corporate Reorganization

In January 2013, NCLH completed the IPO of 27,058,824 ordinary shares, par value $.001 per share. In connection with the consummation of the IPO, NCLC’s ordinary shares were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. As a result of the Corporate Reorganization, the Management NCL Corporation Units created a non-controlling interest within NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and the IPO (we refer you to Note 5—“Related Party Disclosures” for more information on the Corporate Reorganization).

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

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $36.1 million and $34.1 million for the three months ended June 30, 2013 and 2012, respectively, and $67.5 million and $66.6 million for the six months ended June 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification shall be disclosed in a note to the consolidated financial statements or presented parenthetically on the face of the financial statements (we refer you to
Note 3— “Accumulated Other Comprehensive Income (Loss)).”

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

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	(29,417)	(29,417)		—
Amounts reclassified from accumulated other comprehensive income (loss)	(1,850)	(2,084	) (1)	234 (2)

Accumulated other comprehensive income (loss) at end of period	$(48,886)	$(39,373	) (3)	$(9,513)

(1)	Amount reclassified to fuel expense.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, $5.1 million is expected to be reclassified into earnings in the next 12 months.

4.	Long-Term Debt

On June 21, 2013, NCLC and certain of its subsidiaries entered into supplemental deeds to the $334.1 million Norwegian Jewel loan, Breakaway/Getaway Term Loan Facilities, €258.0 million Pride of America loan, and €308.1 million Pride of Hawai’i loan. The supplemental deeds amended and restated those credit facilities, reducing the interest rate per annum to a rate equal to the sum of (a) an adjusted LIBOR rate, (b) an applicable margin of 0.95% and (c) certain customary mandatory costs to compensate lenders for the cost of compliance with various financial regulations. In connection with these amendments, we terminated the €40.0 million secured loan agreement, dated as of April 4, 2003, as amended and restated on June 1, 2012, by and among Pride of America Ship Holding, LLC, as borrower, and a syndicate of international banks, and related guarantee by NCLC which had an aggregate outstanding principal balance thereunder of $16.8 million.

On May 24, 2013, NCLC entered into a credit agreement which provides senior secured financing of $1.3 billion, consisting of (i) a $675 million term loan facility maturing on May 24, 2018 (the “Term Loan Facility”), all of which was borrowed for the purpose of refinancing existing senior debt; and (ii) a $625 million revolving credit facility maturing on May 24, 2018 (the “Revolving Loan Facility” and together with the Term Loan Facility, the “new senior secured credit facilities”), $208.0 million of which was borrowed as of June 30, 2013.

Borrowings under the new senior secured credit facilities bear interest at a rate per annum equal to (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Deutsche Bank and (iii) the adjusted LIBOR rate, in each case plus an applicable margin that is determined by reference to a total leverage ratio, with an applicable margin of between 2.25% and 1.50% with respect to Eurocurrency loans and between 1.25% and 0.50% with respect to base rate loans. The initial applicable margin for borrowings is 2.25% with respect to Eurocurrency borrowings and 1.25% with respect to base rate borrowings.

In addition to paying interest on outstanding principal under the new senior secured credit facilities, a commitment fee rate is determined by reference to a total leverage ratio, with a maximum commitment fee rate of 40% of the applicable margin for Eurocurrency loans.

The Term Loan Facility will be paid in quarterly installments commencing in September 2013, in a principal amount equal to (a) in the case of installments payable on or prior to May 24, 2015, 1.25% of the loans outstanding immediately after the closing date under the Term Loan Facility and (b) in the case of installments payable after May 24, 2015, 2.50% of the loans outstanding immediately after the closing date under the Term Loan Facility, with the remaining unpaid principal amount of loans under the Term Loan Facility due and payable in full at maturity on May 24, 2018. Principal amounts outstanding under the Revolving Loan Facility are due and payable in full at maturity on May 24, 2018.

In connection with the entry into the new senior secured credit facilities, the $750.0 million Senior Secured Revolving Credit Facility and the €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility were terminated. In addition, the remaining balance ($227.5 million) of 9.50% senior unsecured notes, plus premium and accrued and unpaid interest, were redeemed in full on June 28, 2013.

In April 2013, we took delivery of Norwegian Breakaway. To finance the payment due upon delivery, we drew $528.0 million of our €529.8 million Breakaway One Loan which is due April 2025. Also, we drew an aggregate of $57.7 million of our €126.1 million Norwegian Jewel Term Loan and €126.1 million Norwegian Jade Term Loan which will come due April 2016. The loans bear interest at LIBOR plus 1.6%.

In February 2013, NCLC issued $300.0 million aggregate principal amount of senior notes bearing interest at a rate of 5% per annum and maturing on February 15, 2018 (the “Notes Offering”). Interest on the notes will be payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2013. The notes were issued at 99.451%.

We used the net proceeds that we received from the IPO and the Notes Offering, aggregating approximately $770.0 million, to pay down debt; including (i) a prepayment of an aggregate $55.6 million that became payable upon the consummation of the IPO consisting of $21.3 million on our €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility, $14.7 million on our €308.1 million Pride of Hawai’i loan, $8.0 million on our $334.1 million Norwegian Jewel loan, $10.1 million on our €258.0 million Pride of America loan and $1.5 million on our €40.0 million Pride of America commercial loan, (ii) a payment to Genting HK of $79.7 million in connection with the Norwegian Sky purchase agreement, (iii) a full redemption of our $450.0 million 11.75% senior secured notes due 2016 and (iv) a partial redemption of $122.5 million aggregate principal amount of our 9.50% senior unsecured notes. Expenses related to these debt prepayments were approximately $90.5 million and were recognized in interest expense.

5.	Related Party Disclosures

Following the IPO, NCLH contributed $460.0 million to NCLC. The relative ownership percentages of NCLH’s ordinary shares following the IPO were as follows: Genting HK (43.4%), the Apollo Funds (32.5%), the TPG Viking Funds (10.8%) and public shareholders (13.3%). NCLH is treated as a corporation for U.S. federal income tax purposes and NCLC is treated as a partnership for U.S. federal income tax purposes. As such, certain of the income of NCLC is allocated it its partners (including NCLH) for U.S. federal income tax purposes. Such allocation may result in a tax liability for the partners, in which case, the partners will generally each receive a distribution from NCLC to pay such tax liability, as applicable. We also made a payment of $79.7 million to Genting HK in connection with the Norwegian Sky purchase agreement.

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

The following table sets forth the fair value of our derivatives including the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$515	$5,955	$426	$876

	Other long-term assets	—	3,969	—	388

	Accrued expenses and other liabilities	1,514	188	4,548	204

	Other long-term liabilities	589	391	5,075	42
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	111	1,615	30	530

	Accrued expenses and other liabilities	385	51	391	69

	Other long-term liabilities	406	1,908	533	1,230
Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	30	304

	Accrued expenses and other liabilities	—	—	391	—

	Other long-term liabilities	—	—	533	1,231
Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	19,949	20,267

	Other long-term liabilities	—	—	—	16,443
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	11,685	—	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	6,886	—	1,009	—

	Other long-term assets	—	9,765	—	1,613

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

June 30, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$7,512	$(1,495)	$6,017	$—	$6,017
Liabilities	31,420	(2,894)	28,526	(19,949)	8,577

December 31, 2012	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$32,989	$(3,711)	$29,278	$(11,685)	$17,593
Liabilities	39,486	(2,538)	36,948	(36,710)	238

Fuel Swaps

As of June 30, 2013, we had fuel swaps maturing through December 31, 2015 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 761,000 metric tons of our projected fuel purchases. The effects of the fuel swaps on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss recognized in other comprehensive loss – effective portion	$(18,074)	$(34,283)	$(13,368)	$(7,819)
Loss recognized in other income (expense) – ineffective portion	(320)	(1,843)	(99)	(599)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(736)	(3,093)	(2,999)	(12,332)

Fuel Collars and Options

As of June 30, 2013, we had fuel collars and fuel options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 52,000 metric tons of our projected fuel purchases. The effects of the fuel collars on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss recognized in other comprehensive loss – effective portion	$(1,500)	$(11,674)	$(1,535)	$(2,619)
Gain (loss) recognized in other income (expense) – ineffective portion	14	(1,019)	22	(337)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	391	(1,416)	818	(4,270)

The effects of the fuel options on the consolidated financial statements which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) recognized in other income (expense)	$(275)	$(366)	$581	$1,715

Foreign Currency Options

As of June 30, 2013, we had foreign currency derivatives consisting of call options with deferred premiums which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships are delivered is less than the strike price under these option contracts, we would pay the deferred premium and not exercise the foreign currency options. The notional amount of our foreign currency options was €175.0 million, or $227.7 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. The effects of the foreign currency options on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss recognized in other comprehensive loss – effective portion	$(341)	$(12,193)	$(4,353)	$(17,035)
Loss recognized in other income (expense) – ineffective portion	(22)	(81)	(320)	(350)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation expense	117	—	117	—

Foreign Currency Forward Contracts

We had foreign currency forward contracts which matured in April 2013. The effects of the foreign currency forward contracts on the consolidated financial statements which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss – effective portion	$8,747	$1,723	$(7,886)	$1,723
Gain (loss) recognized in other income (expense) – ineffective portion	(2)	—	66	—
Amount reclassified from accumulated other comprehensive income (loss) into depreciation expense	(20)	—	(20)	—

As of June 30, 2013, the effects of the foreign currency forward contracts on the consolidated financial statements which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain recognized in other income (expense)	$—	$—	$20	$—

Foreign Currency Collar

As of June 30, 2013, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €100.0 million, or $130.1 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. The effects of the foreign currency collar on the consolidated financial statements which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss – effective portion	$1,447	$—	$(2,275)	$—

Long-Term Debt

As of June 30, 2013 and December 31, 2012, the fair value of our long-term debt, including the current portion, was $3,093.2 million and $3,106.9 million, which was $98.0 million and $121.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7.	Commitments and Contingencies

Ship Construction Contracts

Norwegian Getaway is under construction with Meyer Werft and is scheduled for delivery in January 2014. This ship will be approximately 144,000 Gross Tons with 4,000 Berths at an aggregate cost of approximately €625.9 million, or $814.3 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for this ship that provides financing for 90% of its contract price.

We have also ordered two additional cruise ships from Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017. The new Breakaway Plus Class Ships will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of the two Breakaway Plus Class Ships is approximately €1.4 billion, or $1.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for these ships that provides financing for 80% of their contract price.

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

8.	Subsequent Event

In July 2013, we confirmed an order with Meyer Werft to proceed with the construction of the second Breakaway Plus Class Ship to be delivered in the first quarter of 2017. The contract cost of this second Breakaway Plus Class Ship is approximately €698.4 million, or $908.6 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for this ship that provides financing for 80% of its contract price.

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

•	changes in fuel prices or other cruise operating costs;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency rates;

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

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

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	the continued availability of attractive port destinations;

•	the impact of weather and natural disasters;

•

our ability to attract and retain key personnel and qualified shipboard crew, maintain good relations with employee unions, maintain or renegotiate our collective bargaining agreements on favorable terms and prevent any disruptions in work;

•	the control of our Company by our Sponsors whose interests may not continue to be aligned with ours;

•	changes involving the tax, environmental, health, safety, security and other regulatory regimes in which we operate;

•	increases in our future fuel expenses related to implementing IMO regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations;

•	the impact of pending or threatened litigation and investigations; and

•	other factors set forth under “Risk Factors.”

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

Terminology

For a reconciliation of our non-GAAP financial measures we refer you to “Results of Operations.” Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•

$750.0 million Senior Secured Revolving Credit Facility. $750.0 million credit agreement, dated October 28, 2009, as amended, by and among NCL Corporation Ltd., as borrower, various lenders and Nordea Bank Norge ASA, and related guarantee by Norwegian Dawn Limited, Norwegian Sun Limited, Norwegian Spirit, Ltd. and Norwegian Star Limited, which was terminated in connection with our entry into the new senior secured credit facilities.

•

$334.1 million Norwegian Jewel loan. $334.1 million secured loan agreement, dated as of April 20, 2004, as amended and restated on June 21, 2013, by and among Norwegian Jewel Limited, as borrower, and a syndicate of international banks, and related guarantee by NCLC.

•

€126.1 million Norwegian Jade Term Loan. €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended and restated on June 21, 2013, by and among Pride of Hawaii LLC and a syndicate of international banks and a related guarantee by NCL Corporation Ltd.

•

€126.1 million Norwegian Jewel Term Loan. €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended and restated on June 21, 2013, by and among Norwegian Jewel Limited and a syndicate of international banks and a related guarantee by NCL Corporation Ltd.

•

€258.0 million Pride of America loan. Euro 258.0 million secured loan agreement, dated as of April 4, 2003, as amended and restated on June 21, 2013, by and among Pride of America Ship Holding, LLC, as borrower, and a syndicate of international banks, and related guarantee by NCL Corporation Ltd.

•

€308.1 million Pride of Hawai’i loan. Euro 308.1 million Pride of Hawai’i loan, dated as of April 20, 2004, as amended and restated on June 21, 2013, by and among Pride of Hawaii, LLC, as borrower, and a syndicate of international banks, and related guarantee by NCL Corporation Ltd.

•

€529.8 million Breakaway One Loan. €529.8 million Breakaway One credit agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd., as borrower, and a syndicate of international banks and a related guarantee by NCL Corporation Ltd.

•

€624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility. Euro 624.0 million revolving loan facility agreement, dated October 7, 2005, as amended and restated on June 1, 2012, by and among NCL Corporation Ltd., as borrower, and a syndicate of international banks, and related guarantee by Norwegian Pearl, Ltd. and Norwegian Gem, Ltd., which was terminated in connection with our entry into the new senior secured credit facilities.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway scheduled for delivery in January 2014.

•

Breakaway/Getaway Term Loan Facilities. €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended and restated on June 21, 2013, by and among Pride of Hawaii LLC and a syndicate of international banks and a related guarantee by NCL Corporation Ltd. and €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended and restated on June 21, 2013, by and among Norwegian Jewel Limited and a syndicate of international banks and a related guarantee by NCL Corporation Ltd.

•

Breakaway Plus Class Ships. Two ships on order with Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017, respectively, which will be approximately 163,000 Gross Tons and 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships.

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

•

Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which have been converted into units in NCLC in connection with the Corporate Reorganization.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Sponsors. The Apollo Funds, the TPG Viking Funds and Genting HK.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel and Adjusted EBITDA to enable us to analyze our performance. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Income is a supplemental financial measure used to demonstrate GAAP net income excluding certain charges. We use Adjusted Net Income as a key performance measure of our earnings performance, and we believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting, and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. These charges vary from period to period; thus, our presentation of Adjusted Net Income may not be indicative of future adjustments or results.

You are encouraged to evaluate each adjustment used in calculating our non-GAAP financial measures and the reasons we consider our non-GAAP financial measures appropriate for supplemental analysis. In evaluating our Non-GAAP financial measures, you should be aware that in the future we may incur expenses similar to the adjustments in our presentation. Our non-GAAP financial measures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of our non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our non-GAAP financial measures may not be comparable to other companies. Please see a historical reconciliation of these measures to items in our consolidated financial statements below in the “Results of Operations” section.

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

Executive Quarterly Overview

In April 2013, we took delivery of Norwegian Breakaway. To finance the payment due upon delivery, we drew $528.0 million of our €529.8 million Breakaway One Loan which is due April 2025 and an aggregate of $57.7 million of our €126.1 million Norwegian Jewel Term Loan and €126.1 million Norwegian Jade Term Loan both of which are due April 2016. These loans bear interest at LIBOR plus 1.6%.

In July 2013, we confirmed an order with Meyer Werft to proceed with the construction of the second Breakaway Plus Class Ship which is scheduled to be delivered in the first quarter of 2017. Along with the Breakaway Plus Class Ship which is to be delivered in the fourth quarter of 2015, these new ships will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these Breakaway Plus Class Ships is approximately €1.4 billion, or $1.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for these ships that provides financing for 80% of their contract price.

For the second quarter of 2013, we reported Adjusted Net Income of $64.1 million which excludes $70.6 million in expenses related to debt prepayments as well as non-cash share-based compensation and other expenses.

During the quarter, we completed two refinancing transactions which strengthened our balance sheet. In the first transaction, we entered into the new senior secured credit facilities, which refinanced certain credit facilities secured by Norwegian Star, Spirit, Dawn, Pearl and Gem. In conjunction with this transaction, we redeemed the remaining $227.5 million outstanding balance of our $350.0 million 9.50% senior unsecured notes. The second transaction amended and restated the $334.1 million Norwegian Jewel loan, Breakaway/Getaway Term Loan Facilities, €258.0 million Pride of America loan, and €308.1 million Pride of Hawai’i loan, to reduce applicable margins and modify certain terms and conditions. These refinancing transactions resulted in no material change in debt levels. Expenses related to the transactions, including write-off of deferred financing fees and premiums for the redemption of the senior notes, totaled $70.1 million and are included in interest expense.

Three months ended June 30, 2013 (“2013”) compared to the three months ended June 30, 2012 (“2012”)

Total revenue increased 10.5% to $644.4 million in 2013 compared to $583.2 million in 2012. Net Revenue in 2013 increased 12.0% to $482.1 million from $430.5 million in 2012 due to an increase in Capacity Days of 8.2% primarily due to the delivery of Norwegian Breakaway in April 2013 and an increase in Net Yield of 3.5%.

Operating income in 2013 was $96.9 million compared to $87.0 million in 2012 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 13.4% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	71.0%	71.4%	69.7%	69.9%
Onboard and other	29.0%	28.6%	30.3%	30.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.5%	18.6%	17.7%	18.1%
Onboard and other	7.7%	7.5%	7.8%	7.6%
Payroll and related	12.8%	12.8%	13.4%	13.4%
Fuel	11.7%	12.3%	12.7%	12.5%
Food	5.2%	5.4%	5.4%	5.7%
Other	10.4%	9.9%	9.9%	10.0%

Total cruise operating expense	65.3%	66.5%	66.9%	67.3%

Other operating expense
Marketing, general and administrative	11.3%	10.6%	13.4%	12.1%
Depreciation and amortization	8.4%	8.0%	8.7%	8.4%

Total other operating expense	19.7%	18.6%	22.1%	20.5%

Operating income	15.0%	14.9%	11.0%	12.2%

Non-operating income (expense)
Interest expense, net	(16.1)%	(8.4)%	(19.8)%	(8.7)%
Other income (expense)	(0.1)%	(0.3)%	0.1%	0.1%

Total non-operating income (expense)	(16.0)%	(8.7)%	(19.7)%	(8.6)%

Net income (loss)	(1.0)%	6.2%	(8.7)%	3.6%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Passengers carried	405,646	373,133	773,656	758,010
Passenger Cruise Days	2,763,358	2,556,575	5,291,550	5,138,262
Capacity Days	2,569,525	2,374,885	4,920,824	4,773,259
Occupancy Percentage	107.5%	107.7%	107.5%	107.6%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2013 Constant Currency	2012	2013	2013 Constant Currency	2012
Passenger ticket revenue	$457,619	$458,546	$416,219	$816,547	$817,306	$767,549
Onboard and other revenue	186,814	186,814	167,015	355,517	355,517	331,115

Total revenue	644,433	645,360	583,234	1,172,064	1,172,823	1,098,664
Less:
Commissions, transportation and other expense	112,985	113,219	108,694	207,564	207,751	199,309
Onboard and other expense	49,316	49,316	44,009	91,687	91,687	83,210

Net Revenue	$482,132	$482,825	$430,531	$872,813	$873,385	$816,145

Capacity Days	2,569,525	2,569,525	2,374,885	4,920,824	4,920,824	4,773,259
Gross Yield	$250.80	$251.16	$245.58	$238.18	$238.34	$230.17
Net Yield	$187.63	$187.90	$181.28	$177.37	$177.49	$170.98

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2013 Constant Currency	2012	2013	2013 Constant Currency	2012
Total cruise operating expense	$421,079	$421,447	$387,741	$783,768	$784,185	$739,768
Marketing, general and administrative expense	72,647	72,615	61,807	157,417	157,347	132,969

Gross Cruise Cost	493,726	494,062	449,548	941,185	941,532	872,737
Less:
Commissions, transportation and other expense	112,985	113,219	108,694	207,564	207,751	199,309
Onboard and other expense	49,316	49,316	44,009	91,687	91,687	83,210

Net Cruise Cost	331,425	331,527	296,845	641,934	642,094	590,218
Less: Fuel expense	75,582	75,582	71,615	148,080	148,080	137,141

Net Cruise Cost Excluding Fuel	255,843	255,945	225,230	493,854	494,014	453,077
Less: Other(1)	1,223	1,223	—	19,750	19,750	—

Adjusted Net Cruise Cost Excluding Fuel	$254,620	$254,722	$225,230	$474,104	$474,264	$453,077

Capacity Days	2,569,525	2,569,525	2,374,885	4,920,824	4,920,824	4,773,259
Gross Cruise Cost per Capacity Day	$192.15	$192.28	$189.29	$191.27	$191.34	$182.84
Net Cruise Cost per Capacity Day	$128.98	$129.02	$124.99	$130.45	$130.49	$123.65
Net Cruise Cost Excluding Fuel per Capacity Day	$99.57	$99.61	$94.84	$100.36	$100.39	$94.92
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$99.09	$99.13	$94.84	$96.35	$96.38	$94.92

(1)	Consists of non-cash share-based compensation related to the IPO and other supplemental adjustments.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6,527)	$36,031	$(101,548)	$39,315
Non-cash share-based compensation related to IPO	—	—	18,527	—
Non-cash compensation	509	—	509	—
Expenses related to debt prepayments (1)	70,068	—	160,573	—

Adjusted Net Income	$64,050	$36,031	$78,061	$39,315

(1)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.

Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6,527)	$36,031	$(101,548)	$39,315
Interest expense, net	103,686	48,905	231,342	95,075
Depreciation and amortization expense	53,854	46,680	102,602	92,477

EBITDA	151,013	131,616	232,396	226,867
Other (income) expense	(306)	2,070	(1,517)	(940)
Non-cash compensation and other	2,392	1,372	3,889	2,672
Non-cash share-based compensation related to IPO	—	—	18,527	—

Adjusted EBITDA	$153,099	$135,058	$253,295	$228,599

Three months ended June 30, 2013 (“2013”) compared to three months ended June 30, 2012 (“2012”)

Revenue

Total revenue increased 10.5% to $644.4 million in 2013 compared to $583.2 million in 2012. Net Revenue increased 12.0% in 2013, due to an increase in Capacity Days of 8.2% primarily due to the delivery of Norwegian Breakaway in April 2013, partially offset by planned Dry-docks for Pride of America and Norwegian Pearl, and an increase in Net Yield of 3.5%. The increase in Net Yield was due to an increase in net passenger ticket revenue and onboard and other revenue, which was primarily due to an increase in casino revenue. On a Constant Currency basis, Net Yield increased 3.7% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 8.6% in 2013 compared to 2012 primarily due to the increase in Capacity Days discussed above and expenses related to planned Dry-docks and inaugural expenses related to the launch of Norwegian Breakaway. Total other operating expense increased 16.6% in 2013 compared to 2012 primarily due to the timing of certain expenses and depreciation expense related to the addition of Norwegian Breakaway. On a Capacity Day basis, Net Cruise Cost increased 3.2% on both an as reported and Constant Currency basis due to the expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 4.5% on an as reported and Constant Currency basis mainly due to the timing of certain expenses.

Interest expense, net increased to $103.7 million in 2013 from $48.9 million in 2012 primarily due to $70.1 million of expenses associated with debt prepayments partially offset by lower interest rates.

Six months ended June 30, 2013 (“2013”) compared to six months ended June 30, 2012 (“2012”)

Revenue

Total revenue increased 6.7% to $1.2 billion in 2013 compared to $1.1 billion in 2012. Net Revenue increased 6.9% in 2013, due to an increase in Net Yield of 3.7% and an increase in Capacity Days of 3.1% related to the delivery of Norwegian Breakaway in April 2013. The increase in Net Yield was due to an increase in net passenger ticket revenue and onboard and other revenue primarily due to an increase in beverage sales. On a Constant Currency basis, Net Yield increased 3.8% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 5.9% in 2013 compared to 2012 primarily due to an increase in expenses related to planned Dry-docks, inaugural expenses related to the launch of Norwegian Breakaway and fuel expense, partially offset by the timing of certain expenses. The increase in fuel expense was primarily the result of a 6.3% increase in the average fuel price to $680 per metric ton in 2013 from $640 per metric ton in 2012. Total other operating expense increased 15.3% in 2013 compared to 2012 primarily due to non-cash expenses related to share-based compensation recognized upon the realization of the IPO, the timing of certain expenses and the depreciation expense related to the addition of Norwegian Breakaway. On a Capacity Day basis, Net Cruise Cost increased 5.5% on both an as reported and Constant Currency basis due to the expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 1.5% on an as reported and Constant Currency basis mainly due to the timing of certain expenses.

Interest expense, net increased to $231.3 million in 2013 from $95.1 million in 2012 primarily due to $160.6 million of expenses associated with debt prepayments partially offset by lower interest rates.

Liquidity and Capital Resources

General

As of June 30, 2013, our liquidity was $493.2 million consisting of $76.2 million in cash and cash equivalents and $417.0 million available under our revolving credit facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2013, we had a working capital deficit of $981.2 million. This deficit included $542.6 million of advance ticket sales, which represents the passenger revenues we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our revolving credit facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2013” refer to the six months ended June 30, 2013 and references to “2012” refer to the six months ended June 30, 2012.

Net cash provided by operating activities was $259.1 million in 2013 as compared to $255.8 million in 2012. The change in net cash provided by operating activities reflects the loss in 2013 of $101.5 million which includes fees of $124.2 million related to prepayment of debt compared to income of $39.3 million in 2012, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The 2012 balance included $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes.

Net cash used in investing activities was $759.0 million in 2013 and $175.0 million in 2012, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $175.0 million in 2012, primarily related to the payments for construction of Norwegian Breakaway and Norwegian Getaway, the purchase of Norwegian Sky, and other ship improvements and shoreside projects.

Net cash provided by financing activities was $530.6 million in 2013, primarily due to the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities and the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities and a payment related to Norwegian Sky purchase agreement. Net cash used in financing activities was $74.0 million in 2012, primarily due to repayments of our revolving credit facilities and other borrowings which were partially offset by the issuance of $100.0 million of senior unsecured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of June 30, 2013, anticipated capital expenditures for business enhancements were $40.5 million for the remainder of 2013, and $83.0 million for each of the years 2014 and 2015. As of June 30, 2013, anticipated capital expenditures for ship construction were $42.8 million for the remainder of 2013, $747.9 million for 2014 and $799.3 million for 2015, of which export credit financing is in place of $667.6 million for 2014 and $630.3 million for 2015, based on the euro/U.S. dollar exchange rate as of June 30, 2013.

Norwegian Getaway is under construction with Meyer Werft and is scheduled for delivery in January 2014. This ship will be approximately 144,000 Gross Tons with 4,000 Berths at an aggregate cost of approximately €625.9 million, or $814.3 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for this ship that provides financing for 90% of its contract price.

We have also ordered two additional cruise ships from Meyer Werft for delivery in the fourth quarter of 2015 and first quarter of 2017. The new Breakaway Plus Class Ships will be the largest in our fleet at approximately 163,000 Gross Tons and 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of the two Breakaway Plus Class Ships is approximately €1.4 billion, or $1.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2013. We have export credit financing in place for these ships that provides financing for 80% of their contract price.

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

Capitalized interest for the three months ended June 30, 2013 and 2012 was $5.6 million and $5.3 million, respectively, and for the six months ended June 30, 2013 and 2012 was $13.1 million and $10.0 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2013, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,191,210	$272,644	$622,935	$1,476,611	$819,020
Due to Affiliate (2)	110,340	37,064	73,276	—	—
Operating leases (3)	34,583	6,299	10,770	9,684	7,830
Ship construction contracts (4)	1,544,626	708,733	835,893	—	—
Port facilities (5)	188,426	26,263	52,304	48,939	60,920
Interest (6)	397,069	76,556	137,730	112,808	69,975
Other (7)	55,717	33,667	19,034	2,367	649

Total	$5,521,971	$1,161,226	$1,751,942	$1,650,409	$958,394

(1)	Net of unamortized original issue discount of $1.5 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Getaway and our first Breakaway Plus Class Ship based on the euro/U.S. dollar exchange rate as of June 30, 2013. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2013.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of June 30, 2013.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of June 30, 2013, 15% of our debt was fixed and 85% was variable. Based on our June 30, 2013 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $27.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2013, we had foreign currency options, including call options with deferred premiums and a collar, and foreign currency forward contracts to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. For the call option contracts, if the spot rate at the date the ships are delivered is less than the strike price we would pay the deferred premiums and not exercise the options. For the collar, if the spot rate at the date the ships are delivered is more than the put option strike price and less than the call option strike price, neither the put or call option will be exercised. As of June 30, 2013, the remaining payments not hedged aggregate €912.3 million, or $1,186.9 million based on the euro/U.S. dollar exchange rate as of June 30, 2013. We estimate that a 10% change in the euro as of June 30, 2013 would result in a $118.7 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 17.9% and 18.5% for the three months ended June 30, 2013 and 2012 and 18.9% and 18.5% for the six months ended June 30, 2013 and 2012, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2013, we had hedged approximately 93%, 63% and 51% of our 2013, 2014 and 2015 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2013 fuel expense by $14.4 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $12.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on June 6, 2013 and effective on April 1, 2013*+

10.2	Form of Director Restricted Share Award Agreement *+

10.3	Credit Agreement dated as of May 24, 2013, by and among NCL Corporation Ltd., Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, DNB Bank ASA and Nordea Bank Finland Plc, New York Branch, as co-syndication agents, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

10.4	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Pride of Hawai’i Credit Agreement dated as of November 18, 2010 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent, collateral agent and Hermes agent, and a syndicate of financial institutions party thereto as lenders. (incorporated herein by reference to Exhibit 10.1 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

10.5	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Norwegian Jewel Credit Agreement dated as of November 18, 2010 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent and collateral agent, Commerzbank Aktiengesellschaft, as the Hermes Agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.2 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

10.6	Thirteenth Supplemental Deed, dated June 21, 2013, to €258.0 million Pride of America Loan dated as of April 4, 2003 (as amended), by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL America LLC, as manager, NCL (Bahamas) Ltd., as Sub-Agent, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.3 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

10.7	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

10.8	Ninth Supplemental Deed, dated June 21, 2013 to $334.1 million Norwegian Jewel Loan dated as of April 20, 2004 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as manager, HSBC Bank PLC, as agent and trustee, Commerzbank Aktiengesellschaft, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.5 on Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784))++

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Interactive Data File

101	The following unaudited financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on July 30, 2013, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012;

	(ii)	the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012;

	(iii)	the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012;

	(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and

	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

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

Date July 30, 2013