Form 10-Q
period 2013-09-30
NCL CORP Ltd.
filed 2013-10-31
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 21,000,000 ordinary shares outstanding as of October 25, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	$583,923	$490,322	$1,400,470	$1,257,871
Onboard and other	213,962	184,089	569,479	515,204

Total revenue	797,885	674,411	1,969,949	1,773,075

Cruise operating expense
Commissions, transportation and other	140,086	122,331	347,650	321,640
Onboard and other	61,744	53,641	153,431	136,851
Payroll and related	90,695	72,961	247,543	220,683
Fuel	77,035	69,602	225,115	206,743
Food	37,596	32,452	101,232	95,163
Other	48,946	43,084	164,899	152,759

Total cruise operating expense	456,102	394,071	1,239,870	1,133,839

Other operating expense
Marketing, general and administrative	77,577	57,779	234,994	190,748
Depreciation and amortization	56,097	48,423	158,699	140,900

Total other operating expense	133,674	106,202	393,693	331,648

Operating income	208,109	174,138	336,386	307,588

Non-operating income (expense)
Interest expense, net	(26,627)	(47,196)	(257,969)	(142,271)
Other income (expense)	(501)	1,246	1,016	2,186

Total non-operating income (expense)	(27,128)	(45,950)	(256,953)	(140,085)

Net income	$180,981	$128,188	$79,433	$167,503

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$180,981	$128,188	$79,433	$167,503

Other comprehensive income( loss):
Shipboard Retirement Plan	117	98	351	294
Cash flow hedges:
Net unrealized gain (loss)	16,798	40,860	(12,619)	15,110
Amount realized and reclassified into earnings	(1,539)	(2,707)	(3,623)	(19,309)

Total other comprehensive income (loss)	15,376	38,251	(15,891)	(3,905)

Total comprehensive income	$196,357	$166,439	$63,542	$163,598

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$53,231	$45,500
Accounts receivable, net	17,717	15,062
Inventories	45,901	39,681
Prepaid expenses and other assets	66,097	64,686

Total current assets	182,946	164,929
Property and equipment, net	5,622,574	4,960,142
Goodwill and tradenames	611,330	611,330
Other long-term assets	184,594	202,026

Total assets	$6,601,444	$5,938,427

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$282,564	$221,233
Accounts payable	98,559	79,126
Accrued expenses and other liabilities	222,904	231,040
Due to Affiliate	36,815	59,897
Due to NCLH	10,614	—
Advance ticket sales	434,541	353,793

Total current liabilities	1,085,997	945,089
Long-term debt	2,830,477	2,764,120
Due to Affiliate	73,468	147,364
Other long-term liabilities	37,945	63,070

Total liabilities	4,027,887	3,919,643

Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding	25	25
Additional paid-in capital	2,826,794	2,335,563
Accumulated other comprehensive income (loss)	(33,510)	(17,619)
Retained earnings (deficit)	(219,752)	(299,185)

Total shareholders’ equity	2,573,557	2,018,784

Total liabilities and shareholders’ equity	$6,601,444	$5,938,427

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$79,433	$167,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	180,143	160,781
Gain on derivatives	(195)	(2,067)
Write-off of deferred financing fees	36,357	2,358
Share-based compensation expense	21,283	495
Premium on debt issuance	—	6,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,655)	(4,649)
Inventories	(6,220)	(6,941)
Prepaid expenses and other assets	(1,182)	375
Accounts payable	19,433	(13,393)
Accrued expenses and other liabilities	2,772	27,312
Advance ticket sales	79,730	38,749

Net cash provided by operating activities	408,899	376,523

Cash flows from investing activities
Additions to property and equipment and other	(835,765)	(229,855)

Net cash used in investing activities	(835,765)	(229,855)

Cash flows from financing activities
Repayments of long-term debt	(2,229,821)	(718,255)
Repayments to Affiliate	(98,171)	—
Proceeds from long-term debt	2,359,310	584,990
Contribution from NCLH	460,000	—
Deferred financing fees and other	(56,721)	(3,635)

Net cash provided by (used in) financing activities	434,597	(136,900)

Net increase in cash and cash equivalents	7,731	9,768
Cash and cash equivalents at beginning of period	45,500	58,926

Cash and cash equivalents at end of period	$53,231	$68,694

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our,” “us” and “NCLC” refer to NCL Corporation Ltd. and/or its subsidiaries and predecessors, (ii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd. and/or its subsidiaries, (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor-Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates and (vii) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone.

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

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $44.4 million and $37.4 million for the three months ended September 30, 2013 and 2012, respectively, and $111.9 million and $104.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification shall be disclosed in a note to the consolidated financial statements or presented parenthetically on the face of the financial statements (we refer you to Note 3— “Accumulated Other Comprehensive Income (Loss)”).

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

3. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	(12,619)	(12,619)		—
Amounts reclassified	(3,272)	(3,623	) (1)	351 (2)

Accumulated other comprehensive income (loss) at end of period	$(33,510)	$(24,114	) (3)	$(9,396)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, $1.8 million of income is expected to be reclassified into earnings in the next 12 months.

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

On May 24, 2013, NCLC entered into a credit agreement which provides senior secured financing of $1.3 billion, consisting of (i) a $675 million term loan facility maturing on May 24, 2018 (the “Term Loan Facility”), all of which was borrowed for the purpose of refinancing existing senior debt; and (ii) a $625 million revolving credit facility maturing on May 24, 2018 (the “Revolving Loan Facility” and together with the Term Loan Facility, the “new senior secured credit facilities”), $117.0 million of which was borrowed as of September 30, 2013.

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

The Term Loan Facility will be paid in quarterly installments which commenced in September 2013, in a principal amount equal to (a) in the case of installments payable on or prior to May 24, 2015, 1.25% of the loans outstanding immediately after the closing date under the Term Loan Facility and (b) in the case of installments payable after May 24, 2015, 2.50% of the loans outstanding immediately after the closing date under the Term Loan Facility, with the remaining unpaid principal amount of loans under the Term Loan Facility due and payable in full at maturity on May 24, 2018. Principal amounts outstanding under the Revolving Loan Facility are due and payable in full at maturity on May 24, 2018.

In connection with the entry into the new senior secured credit facilities, the $750.0 million Senior Secured Revolving Credit Facility and the €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility were terminated. In addition, the $227.5 million remaining balance of our 9.50% senior unsecured notes, plus premium and accrued and unpaid interest, was redeemed in full on June 28, 2013.

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

In February 2013, NCLC issued $300.0 million aggregate principal amount of senior unsecured notes bearing interest at a rate of 5% per annum and maturing on February 15, 2018 (the “Notes Offering”). Interest on the notes will be payable semiannually on February 15 and August 15 of each year, which commenced on August 15, 2013. The notes were issued at 99.451%.

We used the net proceeds that we received from the IPO and the Notes Offering, aggregating approximately $770.0 million, to pay down debt, including; (i) a prepayment of an aggregate $55.6 million that became payable upon the consummation of the IPO consisting of $21.3 million on our €624.0 million Norwegian Pearl and Norwegian Gem Revolving Credit Facility, $14.7 million on our €308.1 million Pride of Hawai’i loan, $8.0 million on our $334.1 million Norwegian Jewel loan, $10.1 million on our €258.0 million Pride of America loan and $1.5 million on our €40.0 million Pride of America commercial loan, (ii) a payment to Genting HK of $79.7 million in connection with the Norwegian Sky purchase agreement, (iii) a full redemption of our $450.0 million 11.75% senior secured notes due 2016 and (iv) a partial redemption of $122.5 million aggregate principal amount of our 9.50% senior unsecured notes. Expenses related to these debt prepayments were approximately $90.5 million and were recognized in interest expense.

5. Related Party Disclosures

Following the IPO, NCLH contributed $460.0 million to NCLC. The relative ownership percentages of NCLH’s ordinary shares following the IPO were as follows: Genting HK (43.4%), the Apollo Funds (32.5%), the TPG Viking Funds (10.8%) and public shareholders (13.3%). We also made payments of $98.2 million to Genting HK in connection with the Norwegian Sky purchase agreement.

In August 2013, NCLH had the Secondary Offering by the Selling Shareholders. Neither NCLH nor NCLC received any proceeds from this offering. As of September 30, 2013, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (37.5%), the Apollo Funds (28.1%), the TPG Viking Funds (9.4%), and public shareholders (25.0%). As of September 30, 2013, NCLH had a (97.7%) economic interest in NCLC.

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

		Asset		Liability
	Balance Sheet location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$4,421	$5,955	$484	$876
	Other long-term assets	2,201	3,969	1,890	388
	Accrued expenses and other liabilities	669	188	938	204
	Other long-term liabilities	189	391	180	42
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	614	1,615	322	530
	Accrued expenses and other liabilities	—	51	—	69
	Other long-term liabilities	207	1,908	202	1,230
Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	322	304
	Other long-term liabilities	—	—	202	1,231
Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	18,756	20,267
	Other long-term liabilities	—	—	—	16,443
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	11,685	—	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	10,425	—	30	—
	Other long-term assets	—	9,765	—	1,613
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	898	—
	Other long-term liabilities	—	—	2,233	—

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk-free rate of interest, time to expiration and volatility. The fair value of option and collar contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

September 30, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$17,661	$(3,048)	$14,613	$—	$14,613
Liabilities	23,409	(1,065)	22,344	(21,887)	457

December 31, 2012	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$32,989	$(3,711)	$29,278	$(11,685)	$17,593
Liabilities	39,486	(2,538)	36,948	(36,710)	238

Fuel Swaps

As of September 30, 2013, we had fuel swaps maturing through December 31, 2016 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 745,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain recognized in other comprehensive loss – effective portion	$13,500	$30,848	$132	$23,029
Gain (loss) recognized in other income (expense) – ineffective portion	(83)	157	(182)	(473)
Amount reclassified from accumulated comprehensive income (loss) into fuel expense	(2,081)	(1,600)	(5,080)	(13,932)

Fuel Collars and Options

As of September 30, 2013, we had fuel collars and fuel options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 43,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss – effective portion	$427	$5,060	$(1,108)	$2,441
Gain (loss) recognized in other income (expense) – ineffective portion	(51)	479	(29)	142
Amount reclassified from accumulated comprehensive income (loss) into fuel expense	332	(1,107)	1,150	(5,377)

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain recognized in other income (expense)	$430	$1,143	$1,011	$2,858

Foreign Currency Forward Contracts

We had foreign currency forward contracts which matured in April 2013. The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss – effective portion	$—	$2,609	$(7,886)	$4,332
Gain recognized in other income (expense) – ineffective portion	—	—	66	—
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(32)	—	(52)	—

As of September 30, 2013, the effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain recognized in other income (expense)	$—	$—	$20	$—

Foreign Currency Options

As of September 30, 2013, we had foreign currency derivatives consisting of call options with deferred premiums which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships are delivered is less than the strike price under these option contracts, we would pay the deferred premium and not exercise the foreign currency options. The notional amount of our foreign currency options was €175.0 million, or $236.7 million based on the euro/U.S. dollar exchange rate as of September 30, 2013. The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss – effective portion	$1,179	$(2,813)	$(3,174)	$(19,848)
Gain (loss) recognized in other income (expense) – ineffective portion	13	(134)	(307)	(484)
Amount reclassified from other comprehensive income (loss) into depreciation and amortization expense	177	—	294	—

Foreign Currency Collar

As of September 30, 2013, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €100.0 million, or $135.3 million based on the euro/U.S. dollar exchange rate as of September 30, 2013. The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain recognized in other comprehensive income – effective portion	$4,518	$5,156	$2,243	$5,156

Interest Rate Swaps

As of September 30, 2013, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $705.8 million. The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss recognized in other comprehensive loss – effective portion	$(2,826)	$—	$(2,826)	$—
Loss recognized in other income (expense) – ineffective portion	(334)	—	(334)	—
Amount reclassified from other comprehensive income (loss) into interest expense, net	65	—	65	—

Long-Term Debt

As of September 30, 2013 and December 31, 2012, the fair value of our long-term debt, including the current portion, was $3,105.0 million and $3,106.9 million, which was $8.0 million lower and $121.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7. Commitments and Contingencies

Ship Construction Contracts

Norwegian Getaway is under construction with Meyer Werft and is scheduled for delivery in January 2014. This ship will be approximately 144,000 Gross Tons with 4,000 Berths at an aggregate cost of approximately €627.7 million, or $849.1 million based on the euro/U.S. dollar exchange rate as of September 30, 2013. We have export credit financing in place that provides financing for 90% of its contract price.

We also have orders with Meyer Werft for two additional ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of September 30, 2013. We have export credit financing in place that provides financing for 80% of their contract price.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class

Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of class certification and the trial verdict. We intend to continue to vigorously defend this action and are not able at this time to estimate the impact of these proceedings.

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

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

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

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	Secondary Offering. Public offering in August 2013 resulting in the sale of 23,000,000 ordinary shares by the Selling Shareholders.

•

Selling Shareholders. The Apollo Funds, the TPG Viking Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

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

Executive Quarterly Overview

In August 2013, NCLH had the Secondary Offering by the Selling Shareholders. Neither NCLH nor NCLC received any proceeds from this offering.

In July 2013, we confirmed an order with Meyer Werft for the construction of Norwegian Bliss which is scheduled to be delivered in the first quarter of 2017. Together with Norwegian Escape which is to be delivered in the fourth quarter of 2015, these new ships will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of September 30, 2013. We have export credit financing in place for these two ships that provides financing for 80% of their contract price.

For the third quarter of 2013, we reported Adjusted Net Income of $188.5 million which excludes $7.6 million in expenses related to non-cash compensation and expenses incurred from changes in corporate entity structure and the Secondary Offering.

Three months ended September 30, 2013 (“2013”) compared to the three months ended September 30, 2012 (“2012”)

Total revenue increased 18.3% to $797.9 million in 2013 compared to $674.4 million in 2012. Net Revenue in 2013 increased 19.6% to $596.1 million from $498.4 million in 2012 due to an increase in Capacity Days of 14.9% primarily due to the delivery of Norwegian Breakaway in April 2013 and an increase in Net Yield of 4.1%.

Operating income in 2013 was $208.1 million compared to $174.1 million in 2012 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 21.6% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Passenger ticket	73.2%	72.7%	71.1%	70.9%
Onboard and other	26.8%	27.3%	28.9%	29.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.6%	18.1%	17.6%	18.1%
Onboard and other	7.7%	8.0%	7.8%	7.7%
Payroll and related	11.4%	10.8%	12.6%	12.4%
Fuel	9.7%	10.3%	11.4%	11.7%
Food	4.7%	4.8%	5.1%	5.4%
Other	6.1%	6.4%	8.4%	8.7%

Total cruise operating expense	57.2%	58.4%	62.9%	64.0%

Other operating expense
Marketing, general and administrative	9.7%	8.6%	11.9%	10.8%
Depreciation and amortization	7.0%	7.2%	8.1%	7.9%

Total other operating expense	16.7%	15.8%	20.0%	18.7%

Operating income	26.1%	25.8%	17.1%	17.3%

Non-operating income (expense)
Interest expense, net	(3.3)%	(7.0)%	(13.1)%	(8.0)%
Other income (expense)	(0.1)%	0.2%	—%	0.1%

Total non-operating income (expense)	(3.4)%	(6.8)%	(13.1)%	(7.9)%

Net income	22.7%	19.0%	4.0%	9.4%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Passengers carried	449,615	402,231	1,223,271	1,160,241
Passenger Cruise Days	3,170,169	2,727,697	8,461,719	7,865,959
Capacity Days	2,779,658	2,418,832	7,700,482	7,192,091
Occupancy Percentage	114.0%	112.8%	109.9%	109.4%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2013 Constant Currency	2012	2013	2013 Constant Currency	2012
Passenger ticket revenue	$583,923	$582,316	$490,322	$1,400,470	$1,399,622	$1,257,871
Onboard and other revenue	213,962	213,962	184,089	569,479	569,479	515,204

Total revenue	797,885	796,278	674,411	1,969,949	1,969,101	1,773,075
Less:
Commissions, transportation and other expense	140,086	139,575	122,331	347,650	347,326	321,640
Onboard and other expense	61,744	61,744	53,641	153,431	153,431	136,851

Net Revenue	$596,055	$594,959	$498,439	$1,468,868	$1,468,344	$1,314,584

Capacity Days	2,779,658	2,779,658	2,418,832	7,700,482	7,700,482	7,192,091
Gross Yield	$287.04	$286.47	$278.82	$255.82	$255.71	$246.53
Net Yield	$214.43	$214.04	$206.07	$190.75	$190.68	$182.78

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2013 Constant Currency	2012	2013	2013 Constant Currency	2012
Total cruise operating expense	$456,102	$454,986	$394,071	$1,239,870	$1,239,171	$1,133,839
Marketing, general and administrative expense	77,577	77,448	57,779	234,994	234,795	190,748

Gross Cruise Cost	533,679	532,434	451,850	1,474,864	1,473,966	1,324,587
Less:
Commissions, transportation and other expense	140,086	139,575	122,331	347,650	347,326	321,640
Onboard and other expense	61,744	61,744	53,641	153,431	153,431	136,851

Net Cruise Cost	331,849	331,115	275,878	973,783	973,209	866,096
Less: Fuel expense	77,035	77,035	69,602	225,115	225,115	206,743

Net Cruise Cost Excluding Fuel	254,814	254,080	206,276	748,668	748,094	659,353
Less: Other(1)	7,557	7,557	—	27,307	27,307	—

Adjusted Net Cruise Cost Excluding Fuel	$247,257	$246,523	$206,276	$721,361	$720,787	$659,353

Capacity Days	2,779,658	2,779,658	2,418,832	7,700,482	7,700,482	7,192,091
Gross Cruise Cost per Capacity Day	$191.99	$191.55	$186.81	$191.53	$191.41	$184.17
Net Cruise Cost per Capacity Day	$119.38	$119.12	$114.05	$126.46	$126.38	$120.42
Net Cruise Cost Excluding Fuel per Capacity Day	$91.67	$91.41	$85.28	$97.22	$97.15	$91.68
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$88.95	$88.69	$85.28	$93.68	$93.60	$91.68

(1)	Consists of non-cash share-based compensation related to the IPO and other supplemental adjustments.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$180,981	$128,188	$79,433	$167,503
Non-cash share-based compensation related to IPO	—	—	18,527	—
Non-cash compensation and other (1)	7,557	—	8,066	—
Expenses related to debt prepayments (2)	—	—	160,573	—

Adjusted Net Income	$188,538	$128,188	$266,599	$167,503

(1)	Consists of non-cash compensation and expenses incurred from changes in corporate entity structure and the Secondary Offering in the third quarter of 2013.
(2)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.

Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$180,981	$128,188	$79,433	$167,503
Interest expense, net	26,627	47,196	257,969	142,271
Income tax expense (benefit)	(124)	398	151	544
Depreciation and amortization expense	56,097	48,423	158,699	140,900

EBITDA	263,581	224,205	496,252	451,218
Other (income) expense	625	(1,644)	(1,167)	(2,730)
Non-cash compensation and other (1)	7,557	1,014	11,446	3,686
Non-cash share-based compensation related to IPO	—	—	18,527	—

Adjusted EBITDA	$271,763	$223,575	$525,058	$452,174

(1)	Consists of non-cash compensation, expenses incurred from changes in corporate entity structure and the Secondary Offering in the third quarter of 2013 and other supplemental adjustments.

Three months ended September 30, 2013 (“2013”) compared to three months ended September 30, 2012 (“2012”)

Revenue

Total revenue increased 18.3% to $797.9 million in 2013 compared to $674.4 million in 2012. Net Revenue increased 19.6% in 2013, due to an increase in Capacity Days of 14.9% primarily due to the delivery of Norwegian Breakaway in April 2013 and an increase in Net Yield of 4.1%. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue, partially due to the introduction of Norwegian Breakaway to the fleet. On a Constant Currency basis, Net Yield increased 3.9% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 15.7% in 2013 compared to 2012 primarily due to the increase in Capacity Days discussed above. Total other operating expense increased 25.9% in 2013 compared to 2012 primarily due to the timing of certain expenses, depreciation expense related to the addition of Norwegian Breakaway and expenses incurred from a change in corporate entity structure and the Secondary Offering. On a Capacity Day basis, Net Cruise Cost increased 4.7% and 4.4% on an as reported and

Constant Currency basis, respectively, due to the increase in Capacity Days and expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 4.3% and 4.0% on an as reported and Constant Currency basis, respectively, mainly due to the timing of certain expenses.

Interest expense, net decreased to $26.6 million in 2013 from $47.2 million in 2012 primarily due to lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions.

Nine months ended September 30, 2013 (“2013”) compared to nine months ended September 30, 2012 (“2012”)

Revenue

Total revenue increased 11.1% to $2.0 billion in 2013 compared to $1.8 billion in 2012. Net Revenue increased 11.7% in 2013, due to an increase in Capacity Days of 7.1% related to the delivery of Norwegian Breakaway in April 2013 and an increase in Net Yield of 4.4%. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue, partially due to the introduction of Norwegian Breakaway to the fleet. On a Constant Currency basis, Net Yield increased 4.3% in 2013 compared to 2012.

Expense

Total cruise operating expense increased 9.4% in 2013 compared to 2012 primarily due to an increase in Capacity Days, fuel expense and expenses related to planned Dry-docks, partially offset by the timing of certain expenses. The increase in fuel expense was primarily the result of a 4.9% increase in the average fuel price to $685 per metric ton in 2013 from $653 per metric ton in 2012. Total other operating expense increased 18.7% in 2013 compared to 2012 primarily due to non-cash expenses related to share-based compensation recognized upon the realization of the IPO, the timing of certain expenses and the depreciation expense related to the addition of Norwegian Breakaway. On a Capacity Day basis, Net Cruise Cost increased 5.0% and 4.9% on an as reported and Constant Currency basis, respectively, due to the expenses discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.2% and 2.1% on an as reported and Constant Currency basis, respectively, mainly due to the timing of certain expenses.

Interest expense, net increased to $258.0 million in 2013 from $142.3 million in 2012 primarily due to $160.6 million of expenses associated with debt prepayments partially offset by lower interest rates.

Liquidity and Capital Resources

General

As of September 30, 2013, our liquidity was $561.2 million consisting of $53.2 million in cash and cash equivalents and $508.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2013, we had a working capital deficit of $903.1 million. This deficit included $434.5 million of advance ticket sales, which represents the passenger revenues we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2013” refer to the nine months ended September 30, 2013 and references to “2012” refer to the nine months ended September 30, 2012.

Net cash provided by operating activities was $408.9 million in 2013 as compared to $376.5 million in 2012. The change in net cash provided by operating activities reflects the net income in 2013 of $79.4 million which included fees of $124.2 million related to prepayment of debt compared to net income in 2012 of $167.5 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The 2012 balance included $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes.

Net cash used in investing activities was $835.8 million in 2013, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $229.9 million in 2012, primarily related to the payments for construction of Norwegian Breakaway and Norwegian Getaway, the purchase of Norwegian Sky, and other ship improvements and shoreside projects.

Net cash provided by financing activities was $434.6 million in 2013, primarily due to the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities and the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities and a payment related to Norwegian Sky purchase agreement. Net cash used in financing activities was $136.9 million in 2012, primarily due to repayments of our revolving credit facilities and other borrowings which were partially offset by the issuance of $100.0 million of senior unsecured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of September 30, 2013, anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of September 30, 2013):

	Fourth Quarter	Full Year
	2013	2014	2015	2016
Ship construction	$37,143	$787,591	$940,321	$114,041
Ship financing	—	(696,213)	(749,290)	(45,345)

Ship construction net of financing	$37,143	$91,378	$191,031	$68,696

Business Enhancement Capital Expenditures (1)	$22,147	$110,000	$90,000	$85,000

(1)	For the fourth quarter and full year 2013, Business Enhancement Capital Expenditures include $7.0 million and $40.0 million for ROI Capital Expenditures, respectively.

Norwegian Getaway is under construction with Meyer Werft and is scheduled for delivery in January 2014. This ship will be approximately 144,000 Gross Tons with 4,000 Berths at an aggregate cost of approximately €627.7 million, or $849.1 million based on the euro/U.S. dollar exchange rate as of September 30, 2013. We have export credit financing in place that provides financing for 90% of its contract price.

We also have orders with Meyer Werft for two additional ships for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of September 30, 2013. We have export credit financing in place that provides financing for 80% of their contract price.

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

Capitalized interest for the three months ended September 30, 2013 and 2012 was $5.9 million and $5.7 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $19.0 million and $15.7 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2013, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,113,041	$282,564	$632,791	$1,355,449	$842,237
Due to Affiliate (2)	110,283	36,815	73,468	—	—
Operating leases (3)	36,577	6,389	11,135	10,391	8,662
Ship construction contracts (4)	2,537,654	739,441	1,042,465	755,748	—
Port facilities (5)	183,705	27,704	52,780	46,736	56,485
Interest (6)	395,613	75,103	141,546	106,127	72,837
Other (7)	58,793	35,735	20,686	1,747	625

Total	$6,435,666	$1,203,751	$1,974,871	$2,276,198	$980,846

(1)	Net of unamortized original issue discount of $1.5 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Getaway, Norwegian Escape and Norwegian Bliss based on the euro/U.S. dollar exchange rate as of September 30, 2013. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of September 30, 2013.
(7)	Future commitments for service and maintenance contracts.

Other

Certain of our service providers may require collateral in the normal course of our business. The amount of collateral may change based on certain terms and conditions.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of September 30, 2013.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our existing credit facility and our ability to issue debt securities or raise additional equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. As a result of the equity infusion from the IPO and the related use of proceeds, our leverage was improved and our balance sheet was strengthened. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of September 30, 2013, 39% of our debt was fixed and 61% was variable which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of September 30, 2013 was $705.8 million. Based on our September 30, 2013 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2013, we had foreign currency options, including call options with deferred premiums and a collar, to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. For the call option contracts, if the spot rate at the date the ships are delivered is less than the strike price we would pay the deferred premiums and not exercise the options. For the collar, if the spot rate at the date the ships are delivered is more than the put option strike price and less than the call option strike price, neither the put or call option will be exercised. As of September 30, 2013, the remaining payments not hedged aggregate €1,601.0 million, or $2,165.7 million based on the euro/U.S. dollar exchange rate as of September 30, 2013. We estimate that a 10% change in the euro as of September 30, 2013 would result in a $216.6 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.9% and 17.7% for the three months ended September 30, 2013 and 2012 and 18.2% for each of the nine months ended September 30, 2013 and 2012, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2013, we had hedged approximately 93%, 64%, 51% and 15% of our 2013, 2014, 2015 and 2016 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2013 fuel expense by $7.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $6.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of class certification and the trial verdict. We intend to continue to vigorously defend this action and are not able at this time to estimate the impact of these proceedings.

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

We refer you to our 2012 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6.	Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Filed herewith
**	Furnished herewith

Interactive Data File

101	The following unaudited financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on October 31, 2013, formatted in XBRL, as follows:

	(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012;

	(ii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012;

	(iii)	the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012;

	(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and

	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

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

Dated: October 31, 2013