Form 10-Q
period 2014-03-31
NCL CORP Ltd.
filed 2014-05-01
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: The registrant is a voluntary filer of reports required to be filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirement).

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

There were 21,000,000 ordinary shares outstanding as of April 28, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Revenue
Passenger ticket	$458,490	$358,928
Onboard and other	205,538	168,703

Total revenue	664,028	527,631

Cruise operating expense
Commissions, transportation and other	116,810	94,579
Onboard and other	47,924	42,371
Payroll and related	99,066	74,039
Fuel	79,040	72,498
Food	37,683	29,962
Other	65,387	49,240

Total cruise operating expense	445,910	362,689

Other operating expense
Marketing, general and administrative	81,083	84,770
Depreciation and amortization	61,640	48,748

Total other operating expense	142,723	133,518

Operating income	75,395	31,424

Non-operating income (expense)
Interest expense, net	(31,172)	(127,656)
Other income	388	1,364

Total non-operating income (expense)	(30,784)	(126,292)

Net income (loss) before income taxes	44,611	(94,868)
Income tax expense	(1,720)	(153)

Net income (loss)	$42,891	$(95,021)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$42,891	$(95,021)

Other comprehensive loss:
Shipboard Retirement Plan	94	117
Cash flow hedges:
Net unrealized loss	(15,356)	(19,696)
Amount realized and reclassified into earnings	153	(1,836)

Total other comprehensive loss	(15,109)	(21,415)

Total comprehensive income (loss)	$27,782	$(116,436)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$61,493	$52,132
Accounts receivable, net	17,953	18,260
Inventories	48,106	43,715
Prepaid expenses and other assets	55,364	64,424

Total current assets	182,916	178,531
Property and equipment, net	6,327,263	5,647,670
Goodwill and tradenames	611,330	611,330
Other long-term assets	167,581	183,281

Total assets	$7,289,090	$6,620,812

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$363,697	$286,575
Accounts payable	79,590	86,788
Accrued expenses and other liabilities	228,717	226,528
Due to Affiliate	44,931	46,249
Advance ticket sales	531,936	411,829

Total current liabilities	1,248,871	1,057,969
Long-term debt	3,290,493	2,841,214
Due to Affiliate	55,269	55,128
Other long-term liabilities	32,638	34,240

Total liabilities	4,627,271	3,988,551

Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 21,000,000 shares issued and outstanding	25	25
Additional paid-in capital	2,830,344	2,828,568
Accumulated other comprehensive income (loss)	(32,071)	(16,962)
Retained earnings (deficit)	(136,479)	(179,370)

Total shareholders’ equity	2,661,819	2,632,261

Total liabilities and shareholders’ equity	$7,289,090	$6,620,812

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$42,891	$(95,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	69,708	55,480
Loss (gain) on derivatives	(75)	112
Deferred income taxes, net	742	—
Write-off of deferred financing fees	—	14,042
Share-based compensation expense	1,835	18,753
Changes in operating assets and liabilities:
Accounts receivable, net	307	1,675
Inventories	(4,391)	(2,610)
Prepaid expenses and other assets	(5,529)	1,496
Accounts payable	(7,198)	(11,427)
Accrued expenses and other liabilities	12,932	(12,380)
Advance ticket sales	118,320	109,346

Net cash provided by operating activities	229,542	79,466

Cash flows from investing activities
Additions to property and equipment	(746,310)	(85,152)

Net cash used in investing activities	(746,310)	(85,152)

Cash flows from financing activities
Repayments of long-term debt	(258,125)	(1,093,009)
Repayments to Affiliate	—	(79,651)
Proceeds from long-term debt	784,451	744,525
Contribution from NCLH	—	460,000
Deferred financing fees and other	(197)	(6,124)

Net cash provided by financing activities	526,129	25,741

Net increase in cash and cash equivalents	9,361	20,055
Cash and cash equivalents at beginning of period	52,132	45,500

Cash and cash equivalents at end of period	$61,493	$65,555

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our,” “us” and “NCLC” refer to NCL Corporation Ltd. and/or its subsidiaries and predecessors, (ii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd. and/or its subsidiaries(iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “Apollo” refers to Apollo Global Management, LLC and its subsidiaries and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor-Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P., (v) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (vi) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd. (“Star NCLC”)), and (vii) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars and “euros” or “€” are to the official currency of the Eurozone.

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in our most recently filed Annual Report on Form 10-K.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $37.9 million and $31.4 million for the three months ended March 31, 2014 and 2013, respectively.

2.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)		$(7,209)
Current period other comprehensive loss before reclassifications	(15,356)	(15,356)		—
Amounts reclassified	247	153	(1)	94 (2)

Accumulated other comprehensive income (loss) at end of period	$(32,071)	$(24,956	)(3)	$(7,115)

(1)	We refer you to Note 5— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $3.0 million of income expected to be reclassified into earnings in the next 12 months.

3.	Property and Equipment, Net

Norwegian Getaway was delivered in January 2014.

4.	Related Party Disclosures

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering. As of March 31, 2014, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (27.7%), the Apollo Funds (19.9%), the TPG Viking Funds (7.8%), and public shareholders (44.6%). As of March 31, 2014, NCLH had a 97.8% economic interest in NCLC.

5.	Fair Value Measurements and Derivatives

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The determination of ineffectiveness is based on the amount of dollar offset between the cumulative change in fair value of the derivative and the cumulative change in fair value of the hedged transaction at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income in our consolidated statements of operations. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

	Balance Sheet location	Asset		Liability
		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Fuel swaps designated as hedging instruments

	Prepaid expenses and other assets	$1,695	$5,024	$27	$666

	Other long-term assets	252	6,869	98	9

	Accrued expenses and other liabilities	1,110	—	1,646	—

	Other long-term liabilities	809	—	1,353	—

Fuel collars designated as hedging instruments

	Prepaid expenses and other assets	—	452	—	195

	Accrued expenses and other liabilities	152	—	110	—

Fuel options not designated as hedging instruments

	Prepaid expenses and other assets	—	—	—	195

	Accrued expenses and other liabilities	—	—	110	—

Foreign currency options designated as hedging instruments

	Accrued expenses and other liabilities	—	—	—	9,815

Foreign currency forward contracts designated as hedging instruments

	Prepaid expenses and other assets	—	2,624	—	—

	Accrued expenses and other liabilities	—	—	—	6,582

Foreign currency collar designated as a hedging instrument

	Prepaid expenses and other assets	—	12,502	—	—

Interest rate swaps designated as hedging instruments

	Accrued expenses and other liabilities	—	—	2,590	1,707

	Other long-term liabilities	—	—	1,724	1,374

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

March 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$1,947	$(125)	$1,822	$—	$1,822
Liabilities	7,533	(2,071)	5,462	(4,314)	1,148

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

Fuel Swaps

As of March 31, 2014, we had fuel swaps maturing through December 31, 2016 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 624,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain (loss) recognized in other comprehensive loss – effective portion	$(9,771)	$4,706
Gain (loss) recognized in other income – ineffective portion	(416)	221
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	(705)	(2,263)

Fuel Collars and Options

As of March 31, 2014, we had fuel collars and options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 26,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(324)	$(35)
Gain recognized in other income – ineffective portion	108	8
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	370	427

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain recognized in other income	$85	$856

Foreign Currency Forward Contracts

We had foreign currency forward contracts that matured through January 2014 which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,076)	$(16,633)
Gain (loss) recognized in other income – ineffective portion	(1)	68
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(53)	—

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain recognized in other income	$—	$20

Foreign Currency Options

We had foreign currency options that matured through January 2014, which consisted of call options with deferred premiums. These options were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. If the spot rate at the date the ships were delivered was less than the strike price under these option contracts, we would have paid the deferred premium and would not exercise the foreign currency options.

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,157)	$(4,012)
Loss recognized in other income – ineffective portion	(241)	(298)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	279	—

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014. The collar was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive income – effective portion	$(1,588)	$(3,722)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(60)	—

Interest Rate Swaps

As of March 31, 2014, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $699.4 million.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Loss recognized in other comprehensive loss – effective portion	$(1,440)	$—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	322	—

Long-Term Debt

As of March 31, 2014 and December 31, 2013, the fair value of our long-term debt, including the current portion, was $3,776.7 million and $3,146.4 million, which was $122.5 million and $18.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

6.	Commitments and Contingencies

Ship Construction Contracts

We have two ships on order with Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision which was denied in March 2014. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other reasonably possible contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the adverse impact of general economic conditions and related factors such as high levels of unemployment and underemployment, fuel price increases, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies as well as non-cruise vacation alternatives which could affect our ability to compete effectively;

•	negative publicity surrounding the cruise industry;

•	changes in fuel prices and/or other cruise operating costs;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency rates;

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our substantial indebtedness, including the inability to generate the necessary amount of cash to service our existing debt, and to repay our credit facilities;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel such as terrorist acts, acts of piracy, armed conflict and other international events;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of delays, costs and other factors resulting from emergency ship repairs as well as scheduled repairs, maintenance and refurbishment of our ships;

•	the delivery schedules and estimated costs of new ships on terms that are favorable or consistent with our expectations;

•	the impact of problems encountered at shipyards, as well as, any potential claim, impairment loss, cancellation or breach of contract in connection with our contracts with shipyards;

•	the impact of the spread of epidemics and viral outbreaks;

•	the uncertain political environment in countries where we operate;

•	the impact of weather and natural disasters;

•	accidents and other incidents affecting the health, safety, security and vacation satisfaction of guests or causing damage to ships, which could cause the modification of itineraries or cancellation of a cruise or series of cruises;

•	the impact of pending or threatened litigation and investigations;

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	our ability to attract and retain key personnel and qualified shipboard crew, maintain good relations with employee unions, maintain or renegotiate our collective bargaining agreements on favorable terms and prevent any disruptions in work;

•	changes involving the tax, environmental, health, safety, security and other regulatory regimes in which we operate;

•	increases in our future fuel costs related to implementing IMO regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K.

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

The interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, which are included in our most recently filed Annual Report on Form 10-K.

Terminology

For further information about our non-GAAP financial measures including a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations.”

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income and other supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income (loss) adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per stateroom (single occupancy per studio stateroom) even though many staterooms can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway delivered in January 2014.

•	Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	Initial Public Offering ( or “IPO”). The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some staterooms.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility maturing on May 24, 2018.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	Secondary Offering. Public offering in March 2014 resulting in the sale of 15,000,000 ordinary shares of NCLH by the Selling Shareholders.

•	Selling Shareholders. The Apollo Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel and Adjusted EBITDA to enable us to analyze our performance. See “Terminology” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We believe that Adjusted EBITDA is a useful measure in determining the Company’s performance as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or measures comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

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

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges and certain port expenses.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with shore excursions, beverage sales and gaming.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Quarterly Overview

Norwegian Getaway was delivered in January 2014. This ship is approximately 144,000 Gross Tons with 4,000 Berths.

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering.

For the first quarter of 2014, we reported Adjusted Net Income of $45.9 million, which excludes $3.0 million of expenses related to non-cash compensation and a change in corporate entity structure. On a GAAP basis, net income was $42.9 million.

Three months ended March 31, 2014 (“2014”) compared to the three months ended March 31, 2013 (“2013”)

Total revenue increased 25.9% to $664.0 million in 2014 compared to $527.6 million in 2013. Net Revenue in 2014 increased 27.8% to $499.3 million from $390.7 million in 2013 due to an increase in Capacity Days of 23.2% and Net Yield of 3.8%.The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014.

Operating income was $75.4 million in 2014 compared to $31.4 million in 2013 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 39.8% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013
Revenue
Passenger ticket	69.0%	68.0%
Onboard and other	31.0%	32.0%

Total revenue	100.0%	100.0%

Cruise operating expense
Commissions, transportation and other	17.6%	17.9%
Onboard and other	7.2%	8.0%
Payroll and related	14.9%	14.0%
Fuel	11.9%	13.7%
Food	5.8%	5.7%
Other	9.8%	9.4%

Total cruise operating expense	67.2%	68.7%

Other operating expense
Marketing, general and administrative	12.2%	16.1%
Depreciation and amortization	9.3%	9.2%

Total other operating expense	21.5%	25.3%

Operating income	11.3%	6.0%

Non-operating income (expense)
Interest expense, net	(4.7)%	(24.2)%
Other income	0.1%	0.2%

Total non-operating income (expense)	(4.6)%	(24.0)%

Net income (loss) before income taxes	6.7%	(18.0)%
Income tax expense	(0.2)%	—%

Net income (loss)	6.5%	(18.0)%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2014	2013
Passengers carried	507,272	368,010
Passenger Cruise Days	3,075,402	2,528,192
Capacity Days	2,895,984	2,351,299
Occupancy Percentage	106.2%	107.5%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2014	2014 Constant Currency	2013
Passenger ticket revenue	$458,490	$459,348	$358,928
Onboard and other revenue	205,538	205,602	168,703

Total revenue	664,028	664,950	527,631
Less:
Commissions, transportation and other expense	116,810	117,034	94,579
Onboard and other expense	47,924	47,988	42,371

Net Revenue	$499,294	$499,928	$390,681

Capacity Days	2,895,984	2,895,984	2,351,299
Gross Yield	$229.29	$229.61	$224.40
Net Yield	$172.41	$172.63	$166.16

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2014	2014 Constant Currency	2013
Total cruise operating expense	$445,910	$445,756	$362,689
Marketing, general and administrative expense	81,083	83,023	84,770

Gross Cruise Cost	526,993	528,779	447,459
Less:
Commissions, transportation and other expense	116,810	117,034	94,579
Onboard and other expense	47,924	47,988	42,371

Net Cruise Cost	362,259	363,757	310,509
Less: Fuel expense	79,040	79,040	72,498

Net Cruise Cost Excluding Fuel	283,219	284,717	238,011
Less: Other (1)	3,025	3,025	18,527

Adjusted Net Cruise Cost Excluding Fuel	$280,194	$281,692	$219,484

Capacity Days	2,895,984	2,895,984	2,351,299
Gross Cruise Cost per Capacity Day	$181.97	$182.59	$190.30
Net Cruise Cost per Capacity Day	$125.09	$125.61	$132.06
Net Cruise Cost Excluding Fuel per Capacity Day	$97.80	$98.31	$101.23
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$96.75	$97.27	$93.35

(1)	Consists of expenses incurred from a change in corporate entity structure and non-cash compensation, of which 2013 includes $18.5 million of non-cash share-based compensation related to the IPO.

Adjusted Net Income was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$42,891	$(95,021)
Expenses related to debt prepayments (1)	—	90,505
Other (2)	3,025	18,527

Adjusted Net Income	$45,916	$14,011

(1)	Consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.
(2)	Consists of expenses incurred from a change in corporate entity structure and non-cash compensation, of which 2013 includes $18.5 million of non-cash share-based compensation related to the IPO.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$42,891	$(95,021)
Interest expense, net	31,172	127,656
Income tax expense	1,720	153
Depreciation and amortization expense	61,640	48,748

EBITDA	137,423	81,536
Other income	(388)	(1,364)
Other (1)	3,025	20,024

Adjusted EBITDA	$140,060	$100,196

(1)	Consists of expenses incurred from a change in corporate entity structure and non-cash compensation, of which 2013 includes $18.5 million of non-cash share-based compensation related to the IPO.

Three months ended March 31, 2014 (“2014”) compared to three months ended March 31, 2013 (“2013”)

Revenue

Total revenue increased 25.9% to $664.0 million in 2014 compared to $527.6 million in 2013. Net Revenue in 2014 increased 27.8% to $499.3 million from $390.7 million in 2013 due to an increase in Capacity Days of 23.2% and Net Yield of 3.8%.The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The increase in Net Yield was due to an increase in passenger ticket pricing and higher onboard and other revenue, partially due to the introduction of Norwegian Breakaway and Norwegian Getaway to the fleet. On a Constant Currency basis, Net Yield increased 3.9% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 22.9% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 6.9% in 2014 compared to 2013 primarily due to an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway partially offset by a decrease in general and administrative expenses as 2013 included non-cash, share-based compensation expenses recognized upon the realization of the IPO. On a Capacity Day basis, Net Cruise Cost decreased 5.3% (4.9% on a Constant Currency basis) due to a decrease in general and administrative expenses as discussed above and fuel expense, partially offset by certain inaugural and launch-related costs for Norwegian Getaway along with expenses related to the scheduled Dry-dock of Norwegian Spirit. The decrease in fuel expense was primarily the result of a 4.5% decrease in the average fuel price to $643 per metric ton in 2014 from $673 per metric ton in 2013. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.6% (4.2% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net decreased to $31.2 million in 2014 from $127.7 million in 2013 primarily due to lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions partially offset by an increase in average debt outstanding. In addition, 2013 included $90.5 million of expenses associated with debt prepayments.

Liquidity and Capital Resources

General

As of March 31, 2014, our liquidity was $566.5 million consisting of $61.5 million in cash and cash equivalents and $505.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2014, we had a working capital deficit of $1,066.0 million. This deficit included $531.9 million of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates; and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2014” refer to the three months ended March 31, 2014 and references to “2013” refer to the three months ended March 31, 2013.

Net cash provided by operating activities was $229.5 million in 2014 as compared to $79.5 million in 2013. The change in net cash provided by operating activities reflects net income in 2014 of $42.9 million compared to a net loss in 2013 of $95.0 million. The net cash provided by operating activities and net loss in 2013 included fees of $76.5 million related to prepayment of debt, as well as timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $746.3 million in 2014, primarily related to payments for delivery of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $85.2 million in 2013, primarily related to the payments for construction of Norwegian Breakaway and Norwegian Getaway and other ship improvements and shoreside projects.

Net cash provided by financing activities was $526.1 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility. Net cash provided by financing activities was $25.7 million in 2013, primarily due to proceeds from the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities. Also included is the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities. Additionally, we made a payment related to the Norwegian Sky purchase agreement.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of March 31, 2014 anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of March 31, 2014):

	Remaining Quarters	Full Year
	2014	2014	2015	2016
Ship construction	$86,788	$802,722	$979,641	$117,361
Ship financing	(46,156)	(706,586)	(775,097)	(46,156)

Ship construction net of financing	$40,632	$96,136	$204,544	$71,205

Business Enhancement Capital Expenditures including ROI Capital Expenditures (1)(2)(3)	$73,000	$98,000	$83,000	$90,000

Incremental ROI Capital Expenditures for exhaust gas scrubbers	$27,000	$27,000	$27,000	$10,000

(1)	Remaining Quarters and Full Year 2014 includes $37 million and $43 million in ROI Capital Expenditures, respectively.
(2)	Remaining Quarters and Full Year 2014, 2015 and 2016 exclude amounts for exhaust gas scrubbers.
(3)	Remaining Quarters and Full Year 2014 and 2015 include investment for development of our future cruise destination in Belize.

We have two ships on order with Meyer Werft for delivery in the fourth quarter of 2015 and the first quarter of 2017. These ships, Norwegian Escape and Norwegian Bliss, will be the largest in our fleet at approximately 163,000 Gross Tons with 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these two additional ships is approximately €1.4 billion, or $1.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

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

Capitalized interest for the three months ended March 31, 2014 and 2013 was $5.1 million and $7.5 million, respectively, associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2014, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,654,190	$363,697	$792,338	$1,372,104	$1,126,051
Due to Affiliate (2)	92,052	36,783	55,269	—	—
Operating leases (3)	42,901	6,998	12,721	12,172	11,010
Ship construction contracts (4)	1,876,035	115,390	1,760,645	—	—
Port facilities (5)	265,251	29,522	66,944	59,675	109,110
Interest (6)	513,890	98,489	176,877	118,007	120,517
Other (7)	52,707	27,286	20,749	3,260	1,412

Total	$6,497,026	$678,165	$2,885,543	$1,565,218	$1,368,100

(1)	Net of unamortized original issue discount of $1.3 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For Norwegian Escape and Norwegian Bliss based on the euro/U.S. dollar exchange rate as of March 31, 2014. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2014.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of March 31, 2014.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of March 31, 2014, 31% of our debt was fixed and 69% was variable which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2014 was $699.4 million. Based on our March 31, 2014 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $18.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. As of March 31, 2014 we did not have any foreign currency derivatives.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 17.7% and 20.0% for the three months ended March 31, 2014 and 2013, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2014, we had hedged approximately 66%, 53% and 26% of our remaining 2014, 2015 and 2016 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2014 fuel expense by $22.6 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $13.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd. in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration as to the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of Class Certification and the trial verdict. The Plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court’s decision which was denied in March 2014. We are vigorously defending this action and are not able at this time to estimate the impact of these proceedings.

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

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other reasonably possible contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Item 1A. Risk Factors

We refer you to our 2013 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item  5. Other Information

None.

Item 6. Exhibits

10.1	Second Supplemental Deed, dated April 24, 2008, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks

10.2	First Amendment to the Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.), dated April 9, 2014

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013;

(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013;

(iii)	the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and

(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith
**	Furnished herewith

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

Dated: May 1, 2014