Form 10-Q
period 2014-09-30
NCL CORP Ltd.
filed 2014-10-31
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

There were 31,164,004 ordinary shares outstanding as of October 27, 2014.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Passenger ticket	$659,117	$583,923	$1,655,666	$1,400,470
Onboard and other	247,900	213,962	681,306	569,479
Total revenue	907,017	797,885	2,336,972	1,969,949

Cruise operating expense
Commissions, transportation and other	143,194	140,086	374,716	347,650
Onboard and other	69,389	61,744	172,780	153,431
Payroll and related	115,968	90,695	321,386	247,543
Fuel	79,881	77,035	236,753	225,115
Food	44,819	37,596	125,236	101,232
Other	58,047	48,946	197,133	164,899
Total cruise operating expense	511,298	456,102	1,428,004	1,239,870

Other operating expense
Marketing, general and administrative	96,276	77,577	259,785	234,994
Depreciation and amortization	63,786	56,097	188,885	158,699
Total other operating expense	160,062	133,674	448,670	393,693
Operating income	235,657	208,109	460,298	336,386

Non-operating income (expense)
Interest expense, net	(32,284)	(26,627)	(95,316)	(257,969)
Other income (expense)	3,242	(626)	3,305	1,167
Total non-operating income (expense)	(29,042)	(27,253)	(92,011)	(256,802)

Net income before income taxes	206,615	180,856	368,287	79,584
Income tax benefit (expense)	3,639	125	(190)	(151)
Net income	$210,254	$180,981	$368,097	$79,433

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$210,254	$180,981	$368,097	$79,433
Other comprehensive income (loss):
Shipboard Retirement Plan	95	117	284	351
Cash flow hedges:
Net unrealized gain (loss)	(37,801)	16,798	(44,360)	(12,619)
Amount realized and reclassified into earnings	1,819	(1,539)	1,825	(3,623)
Total other comprehensive income (loss)	(35,887)	15,376	(42,251)	(15,891)
Total comprehensive income	$174,367	$196,357	$325,846	$63,542

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$54,808	$52,132
Accounts receivable, net	25,936	18,260
Inventories	51,263	43,715
Due from Affiliate	7,141	—
Prepaid expenses and other assets	57,214	64,424
Total current assets	196,362	178,531
Property and equipment, net	6,319,933	5,647,670
Goodwill and tradenames	611,330	611,330
Other long-term assets	227,459	183,281
Total assets	$7,355,084	$6,620,812
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$381,565	$286,575
Accounts payable	99,889	86,788
Accrued expenses and other liabilities	274,803	226,528
Due to Affiliate	36,928	46,249
Advance ticket sales	504,057	411,829
Total current liabilities	1,297,242	1,057,969
Long-term debt	3,082,346	2,841,214
Due to Affiliate	36,978	55,128
Other long-term liabilities	52,321	34,240
Total liabilities	4,468,887	3,988,551
Commitments and contingencies (Note 8)
Shareholders’ equity
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 and 21,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	37	25
Additional paid-in capital	2,848,212	2,828,568
Due from Management NCL Corporation Unit holders	(3,550)	—
Accumulated other comprehensive income (loss)	(59,213)	(16,962)
Retained earnings (deficit)	100,711	(179,370)
Total shareholders’ equity	2,886,197	2,632,261
Total liabilities and shareholders’ equity	$7,355,084	$6,620,812

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$368,097	$79,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	213,306	180,143
Loss (gain) on derivatives	129	(195)
Deferred income taxes, net	(5,275)	—
Write-off of deferred financing fees	—	36,357
Share-based compensation expense	9,551	21,283
Changes in operating assets and liabilities:
Accounts receivable, net	(14,817)	(2,655)
Inventories	(7,548)	(6,220)
Prepaid expenses and other assets	(4,779)	(1,182)
Accounts payable	13,101	19,433
Accrued expenses and other liabilities	55,425	2,772
Advance ticket sales	85,602	79,730
Net cash provided by operating activities	712,792	408,899
Cash flows from investing activities
Additions to property and equipment	(864,837)	(835,765)
Net cash used in investing activities	(864,837)	(835,765)
Cash flows from financing activities
Repayments of long-term debt	(765,948)	(2,229,821)
Repayments to Affiliate	(18,521)	(98,171)
Dividends	(73,700)	—
Proceeds from long-term debt	1,101,287	2,359,310
Contribution from NCLH	—	460,000
Partnership tax distributions	(17,866)	—
Deferred financing fees and other	(70,531)	(56,721)
Net cash provided by financing activities	154,721	434,597
Net increase in cash and cash equivalents	2,676	7,731
Cash and cash equivalents at beginning of period	52,132	45,500
Cash and cash equivalents at end of period	$54,808	$53,231

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Due From Management NCL Corporation Unit Holders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2012	$25	$2,335,563	$—	$(17,619)	$(299,185)	$2,018,784
			—
Share-based compensation	—	31,283	—	—	—	31,283
Transactions with Affiliates, net	—	(52)	—	—	—	(52)
Contribution from NCLH	—	460,000	—	—	—	460,000
Other comprehensive loss	—	—	—	(15,891)	—	(15,891)
Net loss	—	—	—	—	79,433	79,433
Balance, September 30, 2013	$25	$2,826,794	$—	$(33,510)	$(219,752)	$2,573,557

Balance, December 31, 2013	$25	$2,828,568	$—	$(16,962)	$(179,370)	$2,632,261

Share-based compensation	—	9,551	—	—	—	9,551
Transactions with Affiliates, net	—	(59)	—	—	—	(59)
Dividends	—	—	—	—	(73,700)	(73,700)
Partnership tax distributions	—		(3,550)	—	(14,316)	(17,866)
Issuance of ordinary shares	12	10,152	—	—	—	10,164
Other comprehensive loss	—	—	—	(42,251)	—	(42,251)
Net income	—	—	—	—	368,097	368,097
Balance, September 30, 2014	$37	$2,848,212	$(3,550)	$(59,213)	$100,711	$2,886,197

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

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, NCLH consummated the IPO. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH at a share exchange ratio of 1.0 to 8.42565 and NCLH became the owner of 100% of the ordinary shares (representing a 97.3% economic interest) and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not prior to the completion of the Corporate Reorganization conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and IPO. The Corporate Reorganization resulted in all parties being in the same economic position as they were immediately prior to the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization it is considered a non-substantive merger from an accounting perspective.

NCLC is treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) are set forth in the amended and restated tax agreement for NCLC, as further amended. Economic interests in NCLC are represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.” The NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) represent a 98.0% economic interest in NCLC as of September 30, 2014, and the remaining 2.0% economic interest is in the form of Management NCL Corporation Units held by management (or former management). As a result of the aforementioned transactions and certain Secondary Offerings, the Sponsors owned 55.9% of NCLH’s ordinary shares as of September 30, 2014.

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

Dividends of $73.7 million were distributed to NCLH during the nine months ended September 30, 2014. These dividends were authorized by NCLC’s Board of Directors in April 2014 in order to facilitate NCLH’s $500.0 million share repurchase program.

During the nine months ended September 30, 2014, NCLC distributed funds of $17.9 million to NCLH and Management NCL Corporation Unit holders for partnership tax payments. Of these distributions, $3.9 million was distributed to Management NCL Corporation Unit holders and $3.6 million will be repaid to the Company upon a future exchange of Units.

Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $51.5 million and $44.3 million for the three months ended September 30, 2014 and 2013, respectively, and $134.0 million and $111.9 million for the nine months ended September 30, 2014 and 2013, respectively.

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)		$(7,209)
Current period other comprehensive loss before reclassifications	(44,360)	(44,360)		—
Amounts reclassified	2,109	1,825	(1)	284 (2)
Accumulated other comprehensive income (loss) at end of period	$(59,213)	$(52,288	)(3)	$(6,925)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $14.8 million of losses expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive loss before reclassifications	(12,619)	(12,619)		—
Amounts reclassified	(3,272)	(3,623	)(1)	351 (2)
Accumulated other comprehensive income (loss) at end of period	$(33,510)	$(24,114)		$(9,396)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

4.	Property and Equipment, Net

The balance as of September 30, 2014 reflects the delivery of Norwegian Getaway in January 2014.

5.	Related Party Disclosures

In March 2014, the Selling Shareholders sold 15,000,000 ordinary shares of NCLH in the Secondary Offering. We did not receive any proceeds from this offering. As of September 30, 2014, the relative ownership percentages of NCLH’s ordinary shares were approximately as follows: Genting HK (28.0%), the Apollo Funds (20.0%), the TPG Viking Funds (7.9%), and public shareholders (44.1%). As of September 30, 2014, NCLH had a 98.0% economic interest in NCLC.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$—	$5,024	$—	$666

	Other long-term assets	—	6,869	—	9

	Accrued expenses and other liabilities	17	—	10,506	—

	Other long-term liabilities	32	—	5,608	—
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	—	452	68	195

Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	68	195
Foreign currency options designated as hedging instruments

	Accrued expenses and other liabilities	—	—	—	9,815
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	2,624	—	—

	Accrued expenses and other liabilities	—	—	—	6,582

	Other long-term liabilities	166	—	11,277	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	—	12,502	—	—
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,459	1,707

	Other long-term liabilities	—	—	1,388	1,374

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within assets and liabilities (in thousands):

September 30, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$32,374	$(215)	$32,159	$(4,847)	$27,312

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

Fuel Swaps

As of September 30, 2014, we had fuel swaps maturing through December 31, 2017 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 717,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income – effective portion	$(27,777)	$13,500	$(25,938)	$132
Loss recognized in other income (expense) – ineffective portion	(51)	(83)	(16)	(182)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	578	(2,081)	(1,345)	(5,080)

Fuel Collars and Options

As of September 30, 2014, we had fuel collars and options maturing through December 31, 2014 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 9,000 metric tons of our projected fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income – effective portion	$(127)	$427	$(436)	$(1,108)
Gain (loss) recognized in other income (expense) – ineffective portion	4	(51)	111	(29)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	370	332	1,111	1,150

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other income (expense)	$(59)	$430	$127	$1,011

Foreign Currency Forward Contract

As of September 30, 2014, we had a foreign currency forward contract which is used to mitigate the financial impact of volatility in foreign currency exchange rates related to a ship construction contract denominated in euros. The notional amount of our foreign currency forward contract was €289.0 million, or $365.0 million based on the euro/U.S. dollar exchange rate as of September 30, 2014. The effects on the consolidated financial statements of the foreign currency forward contract which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss recognized in other comprehensive income – effective portion	$(11,199)	$—	$(12,187)	$(7,886)
Gain (loss) recognized in other income (expense) – ineffective portion	—	—	(1)	66
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(63)	(32)	(180)	(52)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income – effective portion	$—	$1,179	$(1,157)	$(3,174)
Gain (1oss) recognized in other income (expense) – ineffective portion	—	13	(241)	(307)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	330	177	938	294

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014. The collar was used to mitigate the volatility of foreign currency exchange rates related to a ship construction contract denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income – effective portion	$—	$4,518	$(1,588)	$2,243
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(91)	—	(242)	—

Interest Rate Swaps

As of September 30, 2014, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $627.5 million. The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income – effective portion	$1,302	$(2,826)	$(3,054)	$(2,826)
Loss recognized in other income (expense) - ineffective portion	—	(334)	—	(334)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	695	65	1,543	65

Long-Term Debt

As of September 30, 2014 and December 31, 2013, the fair value of our long-term debt, including the current portion, was $3,571.3 million and $3,146.4 million, which was $107.4 million and $18.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7.	Employee Benefits and Share Option Plans

Share Option Awards

The following is a summary of option activity under NCLH’s share option plan for the nine months ended September 30, 2014:

	Number of Share Option Awards
	Time- Based Options	Performance- Based Options
Outstanding as of December 31, 2013	3,242,643	1,572,516
Granted	2,473,115	—
Exercised	(95,365)	(72,175)
Forfeited or expired	(71,890)	(2,866)
Outstanding as of September 30, 2014	5,548,503	1,497,475

During the nine months ended September 30, 2014 NCLH granted approximately 2.5 million of options at a weighted-average exercise price of $32.16.

8.	Commitments and Contingencies

Ship Construction Contracts

We have orders with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these four ships is approximately €3.0 billion, or $3.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

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

Plan of Merger

On September 2, 2014, NCLH entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Portland Merger Sub, Inc., a corporation organized under the laws of the Republic of Panama and a wholly-owned direct subsidiary of NCLC (“Merger Sub”), Prestige Cruises International, Inc., (“Prestige”) and Apollo Management, L.P., a Delaware limited partnership, as the stockholders’ representative.  At the Effective Time (as defined in the Merger Agreement) and subject to the terms and conditions contemplated in the Merger Agreement, Merger Sub will merge with and into Prestige (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and Prestige will continue as the surviving corporation and wholly-owned subsidiary of NCLC. The Merger is expected to close within the fourth quarter of 2014. For more on the Merger, we refer you to NCLH’s Definitive Information Statement on Schedule 14C filed with the SEC on October 16, 2014.

Compensatory Arrangements of Certain Officers

Prior to our initial public offering in January of 2013, members of our management and former management were granted profits interests in NCLC, which were converted into units in NCLC in connection with our initial public offering (the “Management Units”). Subject to the terms of the Amended and Restated United States Tax Agreement for NCLC (as further amended, the “Tax Agreement”) and the Exchange Agreement for NCLC that forms a part of the Tax Agreement (as amended, the “Exchange Agreement”), each vested Management Unit may currently be exchanged for one ordinary share of NCLH.

On October 17, 2014, NCLH’s Compensation Committee approved a series of actions intended to result in our named executive officers and other holders of Management Units exchanging their Management Units for ordinary shares of NCLH so that NCLH may become the sole member and 100% owner of the economic interests in NCLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and for similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the effects of costs incurred in connection with the Merger and the integration of the Prestige business;

•	the debt we incur or assumes in connection with the Merger;

•	the ability to realize the anticipated benefits of the Merger;

•	our assumption of certain potential liabilities relating to Prestige’s business;

•	the diversion of management’s attention away from operations as a result of the integration of Prestige’s business into our business;

•	the effect that the Merger may have on employee relations;

•	general guest uncertainty related to the Merger;

•	the adverse impact of general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and fuel prices, declines in the securities and real estate markets and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence;

•	changes in cruise capacity, as well as capacity changes in the overall vacation industry;

•	intense competition from other cruise companies as well as non-cruise vacation alternatives which could affect the combined company’s ability to compete effectively;

•	our substantial indebtedness, including the inability to generate the necessary amount of cash to service our existing debt, and to repay our credit facilities;

•	negative publicity surrounding the cruise industry;

•	changes in fuel prices and/or other cruise operating costs;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency rates;

•	efforts to expand our business into new markets may not be successful.

•	the continued borrowing availability under our credit facilities and compliance with our financial covenants;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel such as terrorist acts, acts of piracy, armed conflict and other international events;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	our reliance on third parties to provide hotel management service to certain of our ships in connection with the Merger and certain other services;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of the spread of epidemics and viral outbreaks;

•	the delivery schedules and estimated costs of new ships, the impact of delays, costs and other factors resulting from ship repairs, maintenance and refurbishment of the combined company’s ships;

•	the impact of problems encountered at shipyards, as well as, any potential claim, impairment loss, cancellation or breach of contract in connection with our contracts with shipyards;

•	the impact of seasonal variations in passenger fare rates and occupancy levels at different times of the year;.

•	the uncertain political environment in countries where we or Prestige operate;

•	the impact of weather and natural disasters;

•	accidents and other incidents affecting the health, safety, security and vacation satisfaction of guests or causing damage to ships, which could cause the modification of itineraries or cancellation of a cruise or series of cruises;

•	our ability to obtain insurance coverage on terms that are favorable or consistent with our expectations;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	the ability to keep pace with developments in technology;

•	the impact of amendments to collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	the ability to attract and retain key personnel and qualified shipboard crew, maintain good relations with employee unions, maintain or renegotiate our collective bargaining agreements on favorable terms and prevent any disruptions in work;

•	the control of our business by our Sponsors;

•	changes involving the tax, environmental, health, safety, security and other regulatory regimes in which we operate;

•	the effects of costs in connection with litigation, enforcement actions, fines or penalties;

•	increases in our future fuel costs related to implementing IMO regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

•	the implementation of regulations in the U.S. requiring U.S. citizens to obtain passports for travel to additional foreign destinations; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and set forth herein under “Item 1A Risk Factors.”

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per stateroom (single occupancy per studio stateroom) even though many staterooms can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway delivered in April 2013 and Norwegian Getaway delivered in January 2014.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	Initial Public Offering (or “IPO”). The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.
15

•	Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which have been converted into units in NCLC in connection with the Corporate Reorganization.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Norwegian NEXT program. A program which is designed to elevate the guest experience through new enhancements, experiences and transformations.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some staterooms.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility maturing on May 24, 2018.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. Securities and Exchange Commission.

•	Secondary Offerings. NCLH’s Secondary public offerings of NCLH’s ordinary shares in March 2014, December 2013 and August 2013.

•	Selling Shareholders. The Apollo Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Executive Quarterly Overview

On September 2, 2014, NCLH entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Portland Merger Sub, Inc., a corporation organized under the laws of the Republic of Panama and a wholly-owned direct subsidiary of NCLC (“Merger Sub”), Prestige Cruises International, Inc., (“Prestige”) and Apollo Management, L.P., a Delaware limited partnership, as the stockholders’ representative.  At the Effective Time (as defined in the Merger Agreement) and subject to the terms and conditions contemplated in the Merger Agreement, Merger Sub will merge with and into Prestige (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and Prestige will continue as the surviving corporation and wholly-owned subsidiary of NCLC. The Merger is expected to close within the fourth quarter of 2014. For more on the Merger, we refer you to our Definitive Information Statement on Schedule 14C filed with the SEC on October 16, 2014.

For the third quarter of 2014, NCLC reported Adjusted Net Income of $238.1 million which excludes $27.9 million of supplemental adjustments which consist of $20.3 million of transaction expenses related to the Merger (we refer you to our “Results of Operations” below for a calculation of Adjusted Net Income). On a GAAP basis, net income was $210.3 million.

Three months ended September 30, 2014 (“2014”) compared to the three months ended September 30, 2013 (“2013”)

Total revenue increased 13.7% to $907.0 million in 2014 compared to $797.9 million in 2013. Net Revenue in 2014 increased 16.5% to $694.4 million from $596.1 million in 2013 primarily due to an increase in Capacity Days of 13.1% and a Net Yield increase of 3.0%. The increase in Capacity Days was primarily due to the delivery of Norwegian Getaway in January 2014. The Net Yield improvement was due to higher net ticket and onboard and other revenue. On a Constant Currency basis, Net Yield increased 2.6% in 2014 compared to 2013.

Operating income was $235.7 million in 2014 compared to $208.1 million in 2013 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 20.4% to 327.3 million for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Passenger ticket	72.7%	73.2%	70.8%	71.1%
Onboard and other	27.3%	26.8%	29.2%	28.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	15.8%	17.6%	16.0%	17.6%
Onboard and other	7.7%	7.7%	7.4%	7.8%
Payroll and related	12.8%	11.4%	13.8%	12.6%
Fuel	8.8%	9.7%	10.1%	11.4%
Food	4.9%	4.7%	5.4%	5.1%
Other	6.4%	6.1%	8.4%	8.4%
Total cruise operating expense	56.4%	57.2%	61.1%	62.9%
Other operating expense
Marketing, general and administrative	10.6%	9.7%	11.1%	11.9%
Depreciation and amortization	7.0%	7.0%	8.1%	8.1%
Total other operating expense	17.6%	16.7%	19.2%	20.0%
Operating income	26.0%	26.1%	19.7%	17.1%
Non-operating income (expense)
Interest expense, net	(3.6)%	(3.3)%	(4.1)%	(13.1)%
Other income (expense)	0.4%	(0.1)%	0.2%	—%
Total non-operating income (expense)	(3.2)%	(3.4)%	(3.9)%	(13.1)%
Net income before income taxes	22.8%	22.7%	15.8%	4.0%
Income tax benefit (expense)	0.4%	—%	—%	—%
Net income	23.2%	22.7%	15.8%	4.0%

The following table sets forth selected statistical information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Passengers carried	516,409	449,615	1,506,518	1,223,271
Passenger Cruise Days	3,609,294	3,170,169	10,079,345	8,461,719
Capacity Days	3,143,592	2,779,658	9,113,991	7,700,482
Occupancy Percentage	114.8%	114.0%	110.6%	109.9%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2014 Constant Currency	2013	2014	2014 Constant Currency	2013
Passenger ticket revenue	$659,117	$657,300	$583,923	$1,655,666	$1,655,085	$1,400,470
Onboard and other revenue	247,900	248,047	213,962	681,306	681,652	569,479
Total revenue	907,017	905,347	797,885	2,336,972	2,336,737	1,969,949
Less:
Commissions, transportation and other expense	143,194	144,488	140,086	374,716	377,663	347,650
Onboard and other expense	69,389	69,537	61,744	172,780	173,126	153,431
Net Revenue	$694,434	$691,322	$596,055	$1,789,476	$1,785,948	$1,468,868
Capacity Days	3,143,592	3,143,592	2,779,658	9,113,991	9,113,991	7,700,482
Gross Yield	$288.53	$288.00	$287.04	$256.42	$256.39	$255.82
Net Yield	$220.90	$219.91	$214.43	$196.34	$195.96	$190.75

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2014 Constant Currency	2013	2014	2014 Constant Currency	2013
Total cruise operating expense	$511,298	$511,905	$456,102	$1,428,004	$1,429,418	$1,239,870
Marketing, general and administrative expense	96,276	96,772	77,577	259,785	262,499	234,994
Gross Cruise Cost	607,574	608,677	533,679	1,687,789	1,691,917	1,474,864
Less:
Commissions, transportation and other expense	143,194	144,488	140,086	374,716	377,663	347,650
Onboard and other expense	69,389	69,537	61,744	172,780	173,126	153,431
Net Cruise Cost	394,991	394,652	331,849	1,140,293	1,141,128	973,783
Less: Fuel expense	79,881	79,881	77,035	236,753	236,753	225,115
Net Cruise Cost Excluding Fuel	315,110	314,771	254,814	903,540	904,375	748,668
Less: Non-cash compensation	7,008	7,008	4,057	14,696	14,696	4,057
Non-cash share-based compensation related to the IPO	—	—	—	—	—	18,527
Expenses related to Secondary Offerings	—	—	1,400	351	351	1,400
Merger transaction expenses (1)	20,268	20,268	—	20,268	20,268	—
Other (2)	612	612	2,100	2,943	2,943	3,323
Adjusted Net Cruise Cost Excluding Fuel	$287,222	$286,883	$247,257	$865,282	$866,117	$721,361
Capacity Days	3,143,592	3,143,592	2,779,658	9,113,991	9,113,991	7,700,482

Gross Cruise Cost per Capacity Day	$193.27	$193.62	$191.99	$185.19	$185.64	$191.53
Net Cruise Cost per Capacity Day	$125.65	$125.54	$119.38	$125.11	$125.21	$126.46
Net Cruise Cost Excluding Fuel per Capacity Day	$100.24	$100.13	$91.67	$99.14	$99.23	$97.22
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$91.37	$91.26	$88.95	$94.94	$95.03	$93.68

(1)	Included in the three and nine months ended September 30, 2014 are certain fees (legal, accounting and consulting) and integration costs related to the Merger.

(2)	Included in the three months ended September 30, 2013 and 2014 are expenses primarily associated with the tax restructuring. Included in the nine months ended September 30, 2013 and 2014 are expenses primarily associated with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	210,254	180,981	368,097	79,433
Non-cash share-based compensation related to the IPO	—	—	—	18,527
Non-cash compensation	7,008	4,057	14,696	4,566
Expenses related to debt prepayments (1)	—	—	—	160,573
Expenses related to Secondary Offerings	—	1,400	351	1,400
Merger transaction expenses (2)	20,268	—	20,268	—
Other (3)	612	2,100	2,943	2,100
Adjusted Net Income	$238,142	$188,538	$406,355	$266,599

(1)	The nine months ended September 30, 2013 consists of premiums, write-offs of deferred fees and other expenses related to prepayments of debt.
(2)	Included in the three and nine months ended September 30, 2014 are certain fees (legal, accounting and consulting) and integration costs related to the Merger.
(3)	Included in the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013 are expenses primarily associated with the tax restructuring. The nine months ended September 30, 2014 also includes costs related to the settlement of a 2007 breach of contract claim.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$210,254	$180,981	$368,097	$79,433
Interest expense, net	32,284	26,627	95,316	257,969
Income tax expense (benefit)	(3,639)	(125)	190	151
Depreciation and amortization expense	63,786	56,097	188,885	158,699
EBITDA	302,685	263,580	652,488	496,252
Other (income) expense	(3,242)	626	(3,305)	(1,167)
Non-cash compensation	7,008	4,057	14,696	6,782
Non-cash share-based compensation related to the IPO	—	—	—	18,527
Expenses related to Secondary Offerings	—	1,400	351	1,400
Merger transaction expenses (1)	20,268	—	20,268	—
Other (2)	612	2,100	2,943	3,264
Adjusted EBITDA	$327,331	$271,763	$687,441	$525,058

(1)	Included in the three and nine months ended September 30, 2014 are certain fees (legal, accounting and consulting) and integration costs related to the Merger.

(2)	Included in the three months ended September 30, 2013 and 2014 are expenses primarily associated with the tax restructuring. Included in the nine months ended September 30, 2013 and 2014 are expenses primarily associated with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim.

Three months ended September 30, 2014 (“2014”) compared to three months ended September 30, 2013 (“2013”)

Revenue

Total revenue increased 13.7% to $907.0 million in 2014 compared to $797.9 million in 2013. Net Revenue in 2014 increased 16.5% to $694.4 million from $596.1 million in 2013 primarily due to an increase in Capacity Days of 13.1% and a Net Yield increase of 3.0%. The increase in Capacity Days was primarily due to the delivery of Norwegian Getaway in January 2014. The Net Yield improvement was due to higher net ticket and onboard and other revenue. On a Constant Currency basis, Net Yield increased 2.6% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 12.1% in 2014 compared to 2013 primarily due to the increase in Capacity Days discussed above. Total other operating expense increased 19.7% in 2014 compared to 2013 primarily due to transaction expenses related to the Merger and an increase in depreciation and amortization expense related to the addition of Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost 5.3% (5.2% on a Constant Currency basis) primarily due to the transaction expenses related to the Merger and increases in cruise operating expenses partially offset by decreases in fuel expense. The decrease in fuel expense was primarily the result of a 7.8% decrease in the average fuel price to $641 per metric ton in 2014 from $695 per metric ton in 2013. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.7% (2.6% on a Constant Currency basis) due to an increase in cruise operating expenses due to investments in guest experience enhancement initiatives under the Norwegian NEXT program.

Interest expense, net increased to $32.3 million in 2014 from $26.6 million in 2013 primarily due to higher average debt outstanding and higher interest rates.

Income tax benefit (expense) was a benefit of $3.6 million in 2014 compared to a benefit of $0.1 million in 2013. The tax benefit relates to changes in our corporate entity structure which was completed in 2013.

Nine months ended September 30, 2014 (“2014”) compared to nine months ended September 30, 2013 (“2013”)

Revenue

Total revenue increased 18.6% to $2.3 billion in 2014 compared to $2.0 billion in 2013. Net Revenue in 2014 increased 21.8% to $1.8 billion from $1.5 billion in 2013 due to an increase in Capacity Days of 18.4% and a Net Yield increase of 2.9%. The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement was due to higher net ticket and onboard and other revenue. On a Constant Currency basis, Net Yield increased 2.7% in 2014 compared to 2013.

Expense

Total cruise operating expense increased 15.2% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 14.0% in 2014 compared to 2013 primarily due to an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway, transaction expenses related to the Merger and certain inaugural and launch-related costs for Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost was unchanged due to decreases in fuel expense and general and administrative expenses primarily offset by transaction expenses related to the Merger. The decrease in fuel expense was primarily the result of a 7.2% decrease in the average fuel price to $636 per metric ton in 2014 from $685 per metric ton in 2013. The decrease in general and administrative expense was primarily due to non-cash expenses included in 2013 which related to share-based compensation recognized upon the realization of the IPO. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day remained relatively unchanged on an as reported and Constant Currency basis.

Interest expense, net decreased to $95.3 million in 2014 from $258.0 million in 2013 primarily due to lower interest rates resulting from the benefits from the redemption of higher rate debt and refinancing transactions partially offset by an increase in average debt outstanding. In addition, 2013 included $160.6 million of expenses associated with debt prepayments partially offset by lower interest rates.

Liquidity and Capital Resources

General

As of September 30, 2014, our liquidity was $650.8 million consisting of $54.8 million in cash and cash equivalents and $596.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of September 30, 2014, we had a working capital deficit of $1,100.9 million. This deficit included $504.1 million of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates; accordingly, they are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2014” refer to the nine months ended September 30, 2014 and references to “2013” refer to the nine months ended September 30, 2013.

Net cash provided by operating activities was $712.8 million in 2014 as compared to $408.9 million in 2013. The change in net cash provided by operating activities reflects net income in 2014 of $368.1 million compared to net income in 2013 of $79.4 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The net income in 2013 included fees of $124.2 million related to prepayment of debt.

Net cash used in investing activities was $864.8 million in 2014, primarily related to payments for delivery of Norwegian Getaway, as well as payments related to our Breakaway Plus Class Ships and other ship improvements and shoreside projects. Net cash used in investing activities was $835.8 million in 2013, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway and other ship improvements and shoreside projects.

Net cash provided by financing activities was $154.7 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility and credit facilities related to our Breakaway Plus Class Ships partially offset by repayments of our revolving credit facility and other borrowings. Net cash provided by financing activities was $434.6 million in 2013 primarily due to proceeds from the issuance of our $300.0 million 5% senior notes due 2018 as well as borrowings under other credit facilities. Also included is the $460.0 million contributed from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes due 2016 and revolving credit facilities. Additionally, we made a payment related to the Norwegian Sky purchase agreement.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of September 30, 2014 anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of September 30, 2014):

	Remaining Quarters	Full Year
	2014	2014	2015	2016
Ship construction	$63,889	$847,785	$924,203	$253,517
Ship financing	(42,341)	(737,119)	(712,770)	(139,495)
Ship construction net of financing	$21,548	$110,666	$211,433	$114,022
Business Enhancement Capital Expenditures including ROI Capital Expenditures (1)(2)(3)	$35,000	$98,000	$83,000	$90,000
Incremental ROI Capital Expenditures for exhaust gas scrubbers	$14,000	$27,000	$27,000	$10,000

(1)	Remaining Quarters and Full Year 2014 includes $23 million and $49 million in ROI Capital Expenditures, respectively.
(2)	Remaining Quarters and Full Year 2014, 2015 and 2016 exclude amounts for exhaust gas scrubbers.
(3)	Remaining Quarters and Full Year 2014 and 2015 include investment for development of our future cruise destination in Belize.

We have orders with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract cost of these four ships is approximately €3.0 billion, or $3.8 billion based on the euro/U.S. dollar exchange rate as of September 30, 2014. We have export credit financing in place that provides financing for 80% of their contract prices.

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

Capitalized interest for the three and nine months ended September 30, 2014 was $5.5 million and $14.7 million, respectively, primarily associated with the construction of the Breakaway Plus Class Ships. Capitalized interest for the three and nine months ended September 30, 2013 was $5.9 million and $19.0 million, respectively, primarily associated with the construction of Norwegian Breakaway and Norwegian Getaway.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of September 30, 2014, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,463,911	$381,565	$767,964	$1,206,807	$1,107,575
Due to Affiliate (2)	73,906	36,928	36,978	—	—
Operating leases (3)	39,865	6,710	12,826	10,300	10,029
Ship construction contracts (4)	3,713,384	158,780	1,752,902	991,933	809,769
Port facilities (5)	252,894	32,701	68,823	55,810	95,560
Interest (6)	483,931	96,364	170,227	98,659	118,681
Other (7)	89,815	49,136	30,057	7,599	3,023
Total	$8,117,706	$762,184	$2,839,777	$2,371,108	$2,144,637

(1)	Net of unamortized original issue discount of $1.2 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For four Breakaway Plus Class Ships based on the euro/U.S. dollar exchange rate as of September 30, 2014. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of September 30, 2014.
(7)	Future commitments for service and maintenance contracts.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of September 30, 2014.

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

Interest Rate Risk

From time to time, we consider entering into interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. As of September 30, 2014, 52% of our debt was fixed and 48% was variable which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate swap agreements as of September 30, 2014 was $627.5 million. Based on our September 30, 2014 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $16.6 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of September 30, 2014, we had a foreign currency forward contract to hedge the foreign currency exchange rate risk on a portion of the final payments on a ship construction contract. The notional amount of our foreign currency forward contract was €289.0 million, or $365.0 million based on the euro/U.S. dollar exchange rate as of September 30, 2014. The remaining payments not hedged aggregate €2,650.9 million, $3,348.3 million based on the euro/U.S. dollar value of the foreign currency denominated remaining payments. We estimate that a 10% change in the euro as of September 30, 2014 would result in a $334.8 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 15.6% and 16.9% for the three months ended September 30, 2014 and 2013 and 16.6% and 18.2% for the nine months ended September 30, 2014 and 2013, respectively. From time to time, we use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2014, we had hedged approximately 91%, 59%, 50% and 10% of its remaining 2014, 2015, 2016 and 2017 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2014 fuel expense by $7.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements and fuel collars and options of $5.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our 2013 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “ Item 1A. Risk Factors ” in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Significant costs have been incurred in connection with the consummation of the Merger and are expected to be incurred in connection with the integration of Prestige into our business, including legal, accounting, financial advisory and other costs.

We expect to incur significant costs in connection with integrating the operations, products and personnel of Prestige into our business, in addition to costs related directly to completing the Merger. These costs may include costs for:

•	employee retention, redeployment, relocation or severance;

•	integration of information systems;

•	combination of corporate and administrative functions and marketing teams and processes; and

•	maintenance and management of the combined company’s fleet.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of Prestige, which cannot be estimated accurately at this time. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Prestige, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, we expect to incur or assume new indebtedness in connection with the Merger. The debt we incur or assume in connection with the Merger may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness. Our substantial indebtedness has had, and will continue to have, material consequences for our business, financial condition and results of operations.

We may not realize the anticipated benefits of the Merger.

The Merger involves the integration of two companies that have previously operated independently. The integration of our operations with those of Prestige is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integration could have a material adverse effect on our business, financial condition and results of operations.

In connection with the Merger, we will assume certain potential liabilities relating to Prestige’s business.

In connection with the Merger, we will have assumed certain potential liabilities relating to Prestige’s business. To the extent we have not identified such liabilities or to the extent the indemnifications obtained from the other parties to the Merger Agreement are insufficient to cover known liabilities, these liabilities could have a material adverse effect on our business, financial condition and results of operations.

Integrating Prestige’s business into our business may divert our management’s attention away from operations.

Successful integration of Prestige’s operations, products and personnel may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and results of operations.

As a result of the Merger, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially adversely affect our business, financial condition and results of operations and require us to incur substantial additional costs to recruit replacement personnel.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain high-quality employees. Any failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

General guest uncertainty related to the Merger could harm us.

Our guests may, in response to the announcement of the consummation of the Merger, delay or defer booking decisions. If our customers delay or defer booking decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

The adverse impact of general economic and related factors such as fluctuating or increasing levels of unemployment, underemployment and fuel prices, declines in the securities and real estate markets, and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence. The demand for cruises is affected by international, national and local economic conditions.

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as higher fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, higher taxes, and changes in governmental policies could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increases in duties and taxes, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks. We have historically and may in the future enter into ship construction contracts denominated in euros. While we have entered into foreign currency swaps and collar options to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Additional risks include interest rate movements, imposition of trade barriers, restrictions on repatriation of earnings, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures, including value added taxes. If we are unable to address these risks adequately, our business, financial condition and results of operations could be materially and adversely affected. Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We have implemented safeguards and policies to prevent violations of various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business by our employees and agents. However, our existing safeguards and policies and any future improvements may prove to be less than effective and our employees or agents may engage in conduct prohibited by our policies, but for which we nevertheless may be held responsible. If our employees or agents violate our policies, we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions or if we fail to implement or maintain other adequate safeguards, we may be subject to regulatory sanctions, or severe criminal or civil sanctions and penalties.

Changes in fuel prices and/or other cruise operating costs would increase the cost of our cruise ship operations.

Fuel expense, as a percentage of total cruise operating expense, was 15.6% and 16.9% for the three months ended September 30, 2014 and 2013 and 16.6% and 18.2% for the nine months ended September 30, 2014 and 2013, respectively. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs, due to market forces and economic or political instability beyond our control. Despite any fuel hedges we are currently a party to, may become a party to as a result of the Merger or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our business, financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests. Conversely, significant declines in fuel prices would result in margin calls under certain fuel hedges to which we are a party or to which we may become a party as a result of the Merger, which could create a short-term liquidity risk. While we anticipate that the costs of any such margin calls would be recouped over time as a result of lower fuel costs, any such margin calls may affect our ability to comply with the covenants under certain agreements governing our indebtedness.

Our efforts to expand our business into new markets may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets such as Europe and Australia, as well as into emerging markets in the Asia Pacific region and may undertake such expansion efforts at any time in the future. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets, which could adversely impact our business, financial condition and results of operations.

The impact of volatility and disruptions in the global credit and financial markets may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees.

There can be no assurance that we will be able to borrow additional money on terms as favorable as our current debt, on commercially acceptable terms, or at all. Economic downturns, including failures of financial institutions and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees to be unable to perform their obligations or to breach their obligations to us under our contracts with them, which could include failures of financial institutions to fund required borrowings under our loan agreements and to pay us amounts that may become due under our derivative contracts and other agreements. Also, we may be limited in obtaining funds to pay amounts due to our counterparties under our derivative contracts and to pay amounts that may become due under other agreements. If we were to elect to replace any counterparty for their failure to perform their obligations under such instruments, we would likely incur significant costs to replace the counterparty. Any failure to replace any counterparties under these circumstances may result in additional costs to us or an ineffective instrument.

Terrorist acts, acts of piracy, armed conflict and threats thereof, and other international events impacting the security of travel could adversely affect the demand for cruises.

Past acts of terrorism and piracy have had an adverse effect on tourism, travel and the availability of air service and other forms of transportation. The threat or possibility of future terrorist acts, an outbreak of hostilities or armed conflict abroad or the possibility thereof, an increase in the activity of pirates operating off the western coast of Africa or elsewhere, political unrest and instability, the issuance of travel advisories by national governments, and other geo-political uncertainties have had in the past and may again in the future have an adverse impact on the demand for cruises, and consequently, the pricing for cruises. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.

We rely on external distribution channels for passenger bookings, and major changes in the availability of external distribution channels could undermine our customer base.

The majority of our guests book their cruises through independent travel agents, wholesalers and tour operators. In the event that these distribution channels are adversely impacted by the worldwide economic downturn, or other reason, this could reduce the distribution channels available for us to market and sell our cruises and we could be forced to increase the use of alternative distribution channels we are not accustomed to. If this were to occur, it could have an adverse impact on our financial condition and results of operations. Additionally, independent travel agents, wholesalers and tour operators generally sell and market our cruises on a non-exclusive basis. Although we offer commissions and other incentives to them for booking our cruises, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future. Travel agents may face increasing pressure from our competitors, particularly in the North American market, to sell and market our competitors’ cruises exclusively. If such exclusive arrangements were introduced, there can be no assurances that we will be able to find alternative distribution channels to ensure that our customer base would not be affected.

We rely on third parties to provide hotel management services for certain of our ships in connection with the Merger and certain other services, and we are exposed to risks facing such providers. In certain circumstances, we may not be able to replace such third parties or we may be forced to replace them at an increased cost to us.

We rely on external third parties to provide hotel management services for certain of our ships in connection with the Merger and certain other services that are vital to our business. If these service providers suffer financial hardship or are otherwise unable to continue providing such services, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent that we are able to replace such service providers, we may be forced to pay an increased cost for equivalent services. Both the interruption of operations and the replacement of the third-party service providers at an increased cost could adversely impact our financial condition and results of operations.

Delays in our shipbuilding program and ship repairs, maintenance and refurbishments could adversely affect our results of operations and financial condition.

The new construction, refurbishment, repair and maintenance of our cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment and repair projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system. In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment, repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The consolidation of the control of certain European cruise shipyards could result in higher prices for refurbishment and repairs due to reduced competition. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

Our revenues are seasonal, owing to variations in passenger fare rates and occupancy levels at different times of the year. We may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

The demand for our cruises is seasonal, with greatest demand for cruises generally occurring during the summer months. This seasonality in demand has resulted in fluctuations in our revenues and results of operations. The seasonality of our results is increased due to ships being taken out of service for Dry-docks, which we typically schedule during off-peak demand periods for such ships. Accordingly, seasonality in demand and Dry-dock periods could adversely affect our ability to generate sufficient revenues to cover the expenses we incur during certain

Adverse incidents involving cruise ships and our ability to obtain adequate insurance coverage may adversely affect our business, financial condition and results of operations.

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions, maritime disaster, including, but not limited to, oil spills and other environmental mishaps, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or expenditures.

There can be no assurance that all risks are fully insured against or that any particular claim will be fully paid. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. In addition, we have been and continue to be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. Our payment of these calls and increased premiums could result in significant expenses to us. If we were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

Breaches in data security or other disturbances to our information technology and other networks could impair our operations and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. Disruptions to these networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial of service attacks, and other cyber-attacks may cause disruptions to our information technology, telecommunications, and other networks. While we have and continue to invest in business continuity, disaster recovery and data restoration plans, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain of our shoreside operations, subject to limitations, exclusions and deductibles. We have also made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. If our security measures were breached, we could be exposed to cyber-related risks and malware and access to credit cards and other sensitive data could be at risk. In the event of a data security breach of our systems and/or third-party systems, we may incur costs associated with the following: breach response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, regulatory fines and penalties, vendor fines and penalties, legal fees and damages. Denial of service attacks may result in costs associated with, among other things, the following: response, forensics, public relations, consultants, data restoration, legal fees and settlement. In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property, and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results. While we have and continue to invest in data and information technology security initiatives, we cannot completely insulate ourselves from the risks of data security breaches and denial of service attacks that could result in adverse effects on our operations and financial results. We carry privacy liability and network security insurance to partially cover us in the event of an attack.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

Amendments to the collective bargaining agreements for crewmembers of our fleet and other employee relation issues may materially adversely affect our financial results.

Currently, we are a party to six collective bargaining agreements. Three of these agreements are in effect through 2014 and negotiations are underway for three new collective bargaining agreements valid from 2015 through 2017. Of the three remaining agreements, two are scheduled to expire in 2018 and one is scheduled to expire in 2020. Upon appropriate notice, these agreements may be reopened at certain 3-yearly intervals, and we received notice from one of the parties to reopen wage/benefit negotiations in 2015. These negotiations will commence in late 2014 with a completion date set for April 1, 2015. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists, and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. Any limitations on the availability of ports of call or on the availability of shore excursion and other service providers at such ports could adversely affect tour business, financial condition and results of operations.

Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and damage our reputation.

Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters, and a legal strategy may not ultimately result in us prevailing in a matter. Such events could lead to an adverse impact on our financial condition or results of operations.

As a result of any ship-related or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us and/or our cruise brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

Item 5. Other Information

None.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784).†

10.1	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q filed on October 31, 2014 (File No. 001-35784).+

10.2	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q filed on October 31, 2014 (File No. 001-35784).+

10.3

€665.9 million Breakaway Five Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q filed on October 31, 2014 (File No. 001-35784).+

10.4	€665.9 million Breakaway Six Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q filed on October 31, 2014 (File No. 001-35784).+

10.5	Second Amendment to the Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.), dated September 29, 2014 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q filed on October 31, 2014 (File No. 001-35784).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	The following unaudited financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013;
(ii)	the Consolidated Statements of Comprehensive income for the three and nine months ended September 30, 2014 and 2013;
(iii)	the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013;
(iv)	the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013;
(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; and
(vi)	the Notes to Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Norwegian hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

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

Dated: October 31, 2014

