Form 10-K
period 2014-12-31
NCL CORP Ltd.
filed 2015-02-27
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

At February 20, 2015, 31,164,004 ordinary shares were outstanding.

NCL Corporation Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to, prior to the consummation of NCLH’s IPO, NCL Corporation Ltd. and/or its subsidiaries and after NCLH’s IPO, Norwegian Cruise Line Holdings Ltd., or “NCLH” and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors and “NCL America” or “NCLA” refers to our U.S.-flagged operations, (v) “Prestige” refers to Prestige Cruises International, Inc., a Panamanian corporation, together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania”) and the parent of Seven Seas Cruises S. DE R.L. (“Regent”). Oceania also refers to the brand Oceania Cruises and Regent also refers to the brand Regent Seven Seas Cruises, (vii) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Funds” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor – Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (viii) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (ix) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates), and (x) “Affiliate(s)” or “Sponsor(s)” refers to Genting HK, the Apollo Funds and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

This annual report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Yield, Adjusted Net Revenue, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated, in this annual report, the following terms have the meanings set forth below:

•	Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt. The acquisition consideration is subject to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Adjusted Net Revenue. Net Revenue adjusted for supplemental adjustments.

•	Adjusted Net Yield. Net Yield adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Charter. The hire of a ship for a specified period of time.

•	CLIA. Cruise Lines International Association, Inc., a non-profit marketing and training organization formed in 1975 to promote cruising.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes and depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one Gross Ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	IPO. The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Major North American Cruise Brands. Norwegian Cruise Line, Carnival Cruise Lines, Royal Caribbean International, Holland America, Princess Cruises and Celebrity Cruises.

•	Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC in connection with our corporate reorganization.

•	Merger Agreement. Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige, NCLH, Portland Merger Sub, Inc. and Apollo Management, L.P., as amended, for the Acquisition of Prestige.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Norwegian Sky Purchase Agreement. Memorandum of agreement, dated June 1, 2012, between Ample Avenue Limited, as seller, and Norwegian Sky, Ltd., as buyer, related to our purchase of Norwegian Sky.

•	NCLC Stand-alone. Results of operations excluding consolidation of results of Prestige.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Regent Seven Seas Transaction. The transaction that closed on January 31, 2008, pursuant to which PCH purchased substantially all of the assets of Regent Seven Seas Cruises, Inc. and the equity of certain of its affiliated companies and joint ventures from Carlson Cruises Worldwide, Inc. and Vlasov Shipping Corporation.

•	R-Class ship and O-Class ship. Oceania operates five ships. The R-Class ships are highly-rated five-star ships featuring country club style accommodations. The O-Class ships feature private balconies in 95% of staterooms.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. U.S. Securities and Exchange Commission.

•	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in March 2014, December 2013 and August 2013.

•	Selling Shareholders. Certain of the Apollo Funds and Star NCLC Holdings Ltd. (“Star NCLC”). Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC, its wholly-owned subsidiary.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

•	Upscale Segment. The combination of the upper premium and luxury segments of the cruise industry.

Industry and Market Data

This annual report includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal Company surveys. Industry publications, including those from CLIA and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. All CLIA information, obtained from the CLIA website “www.cruising.org,” relates to CLIA member lines. All other references to third-party information are to information that is publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market position.

Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data from industry publications or third-party sources. Similarly, while we believe our internal estimates with respect to our industry are reliable, our estimates have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A—Risk Factors” and “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the effects of costs incurred in connection with the Acquisition of Prestige;

•	the ability to realize, or delays in realizing, the anticipated benefits of the Acquisition of Prestige;

•	the assumption of certain potential liabilities relating to Prestige’s business;

•	the diversion of management’s attention away from operations as a result of the integration of Prestige’s business;

•	the effect that the Acquisition of Prestige may have on employee relations and on our ability to retain key personnel;

•	the adverse impact of general economic conditions and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency exchange rates;

•	changes in fuel prices and/or other cruise operating costs;

•	our efforts to expand our business into new markets;

•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;

•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;

•	the impact of the spread of epidemics and viral outbreaks;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	our reliance on third parties to provide hotel management services to certain of our ships and certain other services;

•	the impact of delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	the effect of adverse incidents involving cruise ships and our ability to obtain adequate insurance coverage;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	our ability to keep pace with developments in technology;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	the impact of pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate;

•	the control of our business by our Sponsors; and

•	other factors set forth under “Risk Factors.”

The above examples are not exhaustive and new risks emerge from time to time. Our forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date made. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based.

PART I.

Item 1. Business

History and Development of the Company

We are a diversified cruise operator of leading global cruise lines spanning market segments from contemporary to luxury under the Norwegian, Oceania and Regent brands. These brands operate 21 ships with approximately 40,000 Berths visiting approximately 420 worldwide destinations. The Company’s brands will introduce six additional ships through 2019 increasing the total Berths to approximately 58,000. Norwegian is the innovator in cruise travel with a history of breaking the boundaries of traditional cruising, most notably with the introduction of “Freestyle Cruising,” which revolutionized the industry by giving guests more freedom and flexibility on the most contemporary ships at sea. Oceania is the market leader in the upper-premium cruise segment featuring the finest cuisine at sea, elegant accommodations, impeccable service and destination-driven itineraries. Regent is the market leader in the luxury cruise segment with all-suite accommodations, highly personalized service and the industry’s most inclusive luxury experience featuring round-trip air, fine wines and spirits and unlimited shore excursions among its numerous included amenities.

Norwegian commenced operations from Miami in 1966. In February 2000, Genting HK acquired control of and subsequently became the sole owner of the Norwegian operations.

In January 2008, the Apollo Funds acquired 50% of the outstanding ordinary share capital of NCLC. As part of this investment, the Apollo Funds assumed control of NCLC’s Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of NCLC’s outstanding share capital from the Apollo Funds.

On January 24, 2013, NCLH completed its IPO, pursuant to which it sold 27,058,824 ordinary shares for net proceeds, after deducting underwriting discounts and commissions and estimated expenses, of approximately $473.9 million.

In August 2013, December 2013 and March 2014, the Sponsors completed the Secondary Equity Offerings.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a diversified cruise operating company with a rich product portfolio and strong market presence. Prestige holds a leading position in the Upscale Segment of the cruise industry. Prestige’s well-known Oceania and Regent brands focus on providing guests with vacation experiences onboard eight mid-size cruise ships that are characterized by high-quality service, gourmet cuisine, luxurious accommodations and itineraries to worldwide destinations.

As a result of the aforementioned transactions, the Sponsors owned 56.0% of NCLH’s ordinary shares as of December 31, 2014.

Corporate Reorganization

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to prepare for the Corporate Reorganization and IPO.

NCLC was treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) were set forth in an amended and restated tax agreement for NCLC. Economic interests in NCLC were represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.”

In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under the profits sharing agreement to management (or former management) of NCLC were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the profits sharing agreement as Management NCL Corporation Units. As a result of the Corporate Reorganization, the Management NCL Corporation Units created a non-controlling interest within NCLH. The Management NCL Corporation Units received upon the exchange of outstanding profits interests were subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged. The Management NCL Corporation Units issued in exchange for the profits interests represented a 2.7% economic interest in NCLC as of the consummation of the IPO.

Subject to certain procedures and restrictions (including the vesting schedules applicable to the Management NCL Corporation Units and any applicable legal and contractual restrictions), each holder of Management NCL Corporation Units had the right to cause NCLC and NCLH to exchange the holder’s Management NCL Corporation Units for ordinary shares of NCLH at an exchange rate equal to one ordinary share for every Management NCL Corporation Unit (or, at NCLC’s election, a cash payment equal to the value of the exchanged Management NCL Corporation Units), subject to customary adjustments for stock splits, subdivisions, combinations and similar extraordinary events. Any non-pro rata tax distributions made to a Management NCL Corporation Unit holder would have reduced the amount of NCLH’s ordinary shares (or cash) that the holder would have otherwise received upon exchange. On August 19, 2013, NCLH filed a registration statement with the SEC to register on a continuous basis the issuance of the ordinary shares received by the holders of Management NCL Corporation Units who elected to exchange.

When a holder of a Management NCL Corporation Unit exchanged such unit for one of NCLH’s ordinary shares (or a cash payment equal to the value of one of such ordinary shares), the relative economic interests of the exchanging NCL Corporation Unit holder and the holders of ordinary shares of NCLH were not altered. As a result of the Corporate Reorganization, a non-controlling interest was created within NCLH and NCLH’s financial statements and financial results differ from NCLC’s in certain respects.

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares. NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists. Accordingly, NCLC is now treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant, options to acquire its ordinary shares to our management team under its long-term incentive plan.

Our Sponsors

Apollo

Apollo Global Management, LLC, founded in 1990, is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Toronto, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2014, Apollo had assets under management of $160.0 billion invested in its private equity, credit and real estate businesses.

Investment funds managed by Apollo also have current and past investments in other travel and leisure companies, including Caesars Entertainment, Great Wolf Resorts, Vail Resorts, AMC Entertainment, Wyndham International and other hotel properties. Apollo had held a controlling interest in Prestige since 2007, which was transferred to NCLH in connection with the Acquisition of Prestige.

TPG

TPG is a leading global private investment firm founded in 1992 with over $65 billion of assets under management as of December 31, 2014 and offices in San Francisco, Fort Worth, Austin, Beijing, Dallas, Hong Kong, Houston, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, São Paulo, Shanghai, Singapore, Tokyo and Toronto. TPG has extensive experience with global public and private investments executed through leveraged buyouts, recapitalizations, spinouts, growth investments, joint ventures and restructurings. The firm’s investments span a variety of industries including healthcare, energy, industrials, consumer/retail, technology, media & communications, software, financial services, travel, entertainment and real estate.

Genting HK

Genting HK was founded in 1993 and through its subsidiary, Star Cruises Asia Holding Ltd., operates a leading cruise line in the Asia Pacific region. Its headquarters are located in Hong Kong and it is represented in more than 20 locations worldwide, with offices and representatives in Asia, Australia, Europe and the U.S. Genting HK currently has a fleet of six ships, which offer various cruise itineraries in the Asia Pacific region.

Additional Information

We are incorporated under the laws of Bermuda. Our registered offices are located at Cumberland House, 9th Floor, 1 Victoria Street, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. Our website is located at www.nclhltdinvestor.com. The information that appears on our websites is not part of, and is not incorporated by reference into this annual report or any other report filed with or furnished to the SEC. Daniel S. Farkas, the Company’s Senior Vice President and General Counsel, is our agent for service of process at our principal executive offices.

Our Industry and Competition

The various cruise lines that make up the global cruise vacation industry have historically been segmented by product offering and service quality into “contemporary,” “premium,” and “luxury” segments. The contemporary segment generally includes cruises on larger ships that last seven days or less, provide a casual ambiance and are less expensive on average than the premium or luxury segment cruises. The premium segment is generally characterized by cruises that last from seven to 14 nights with a higher quality product offering than the contemporary segment, appealing to a more affluent demographic. The luxury segment generally offers the highest level of service and quality, with longer cruises on the smallest ships. We believe that Oceania offers an “upper-premium” cruise experience, therefore, we categorize it in an “upper-premium” segment.

In classifying Norwegian’s competitors within the Major North American Cruise Brands, the contemporary segment has historically included Carnival Corporation and Royal Caribbean Cruises. The premium segment has historically included Celebrity Cruises, Holland America and Princess Cruises. We believe that Norwegian straddles the contemporary and premium segments and offers a combination of value and leisure services to cruise guests.

Oceania’s and Regent’s competition typically includes Azamara Club Cruises (owned by Royal Caribbean Cruises) in the upper premium segment and Crystal Cruises, Silversea Cruises and Seabourn Cruise Line (owned by Carnival Corporation) in the luxury segment. Collectively, these operators make up Prestige’s Upscale Segment competition. Historically, people 55 years of age and older have had the highest disposable income levels and the most leisure time, making them prime candidates for Upscale Segment cruising given the longer itineraries and higher per diems of cruises in this category.

Our Company

Norwegian Business Overview

Norwegian offers a wide variety of cruises ranging in length from one day to three weeks. Each of Norwegian’s 13 modern ships has been purpose-built to consistently deliver the “Freestyle Cruising” product offering, which we believe provides Norwegian with a competitive advantage by differentiating it from other cruise line offerings. By focusing on “Freestyle Cruising,” Norwegian has been able to achieve higher onboard spend levels, greater guest loyalty and the ability to attract a more diverse clientele. “Freestyle Cruising” offers flexibility and choice to our guests who prefer to dine when they want, with whomever they want and without having to dress formally.

During 2014, Norwegian’s ships docked at 126 ports worldwide, with itineraries originating from 19 ports of which 13 are in North America. In line with Norwegian’s strategy of innovation, many of these North American ports are part of the “Homeland Cruising” program in which it has homeports that are close to major population centers, such as New York, Boston and Miami. This reduces the need for vacationers to fly to distant ports to embark on a cruise and helps reduce Norwegian guests’ overall vacation cost. Norwegian offers a wide selection of exotic itineraries outside of the traditional cruising markets of the Caribbean and Mexico, including cruises in Europe (the Mediterranean and the Baltic), Bermuda, Alaska, and the industry’s only entirely inter-island itinerary in Hawaii with Norwegian’s U.S.-flagged ship, Pride of America. Norwegian’s Hawaii itinerary is unparalleled in the cruise industry, as all other ships from competing cruise lines are registered outside the U.S. and are required to dock at a distant foreign port when providing their guests with a Hawaii-based cruise itinerary.

By providing such a distinctive experience and an appealing combination of value and service, Norwegian straddles both the contemporary and premium segments. Norwegian has been recognized for its achievements as the recipient of multiple honorary awards, mainly consisting of reviews tabulated from the readers of travel periodicals such as Travel Weekly, Condé Nast Traveler, and Travel + Leisure as well as being recognized as “Europe’s Leading Cruise Line” seven years in a row, and as both “Caribbean’s Leading Cruise Line” and “World’s Leading Large Ship Cruise Line” by the World Travel Awards. Norwegian Breakaway, which was launched in 2013, was named “Best New Ship” by the editors of Cruise Critic and “Best Rookie Cruise Ship” by the readers of Travel Weekly. Norwegian Getaway, which was launched in January 2014, was Bon Voyage Magazine’s Editor’s Choice for “Best New Ship,” Travel Weekly Readers’ Choice “Best New Ship” in 2014 and TravAlliance Travvy Awards “Best Cruise Ship, Contemporary” in 2015.

We have continued to add new ships to our fleet. Orders have been placed with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in Norwegian’s fleet at approximately 164,600 Gross Tons and up to 4,200 Berths. Each will be similar in design and innovation to the Breakaway Class Ships. The combined contract price of these four ships is approximately €3.0 billion, or $3.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2014. Norwegian has export credit financing in place that provides financing for 80% of each of the ships’ contract prices.

Prestige Business Overview

Prestige is a leading operator in the Upscale Segment of the cruise industry with two cruise brands, Oceania and Regent. These two brands operate a total of eight ships with over 6,400 Berths, accounting for approximately 46% of the capacity measured by Berths of the Upscale Segment. Most suites and staterooms in Prestige’s fleet feature a private balcony which caters to customers in the Upscale Segment. These customers are typically affluent, well-traveled retirees who are high repeat guests and book reservations far in advance. We believe Prestige’s fleet has some of the highest space-to-guest and crew-to-passenger ratios in the industry, providing our guests with luxurious accommodations and individually-tailored service levels. We believe Prestige has a highly attractive financial profile, with industry-leading Net Yields and high visibility to future bookings.

Oceania operates a fleet of five mid-size ships, providing our customers with an upscale and sophisticated experience including personalized service and elegant accommodations. Oceania offers destination-oriented cruises to approximately 330 ports around the globe, and includes two 1,250 Berth O-Class ships, which were added in 2011 and 2012 and three 684 Berth R-Class ships. Oceania is ranked as one of the world’s best cruise lines by Condé Nast Traveler, Travel + Leisure, and Cruise Critic. Oceania ships received “Best Dining,” “Best Public Rooms” and “Best Cabins” from Cruise Critic Cruisers’ Choice Awards in 2014. In November 2014, we purchased a ship from a third party to join the Oceania fleet which will be named Sirena. After its current Charter ends in March 2016, we will extensively refurbish the ship to Oceania standards and it will be a sister ship to the R-class ships. The third party provided financing for the contract price.

Regent offers a luxury all-inclusive cruise vacation experience, including free air transportation, a pre-cruise hotel night stay, premium wines and top shelf liquors, gratuities and unlimited shore excursions. The brand operates three award-winning, all-suite ships, totaling 1,890 Berths that include imaginative itineraries to approximately 300 ports worldwide. The Regent brand focuses on providing the highest level of personal service, inviting shore excursions, world-class accommodation and top-rated cuisine. During 2015, Regent won the “Best Cruise Ship, Luxury” award, for Seven Seas Mariner and the “Best Cruise Line, Luxury” award from the TravAlliance Travvy Awards. Regent also won the 2014 National Association of Career Travel Agents “Luxury Cruise Line” of the year.

In July 2013, Regent entered into a definitive contract with Italy’s Fincantieri shipyard to build the luxury cruise ship, Seven Seas Explorer. The contract price of this ship will be approximately €343.0 million (approximately $415.0 million based on the euro/U.S. dollar exchange rate as of December 31, 2014). We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Diversified Cruise Operator with High-Quality Product Offerings

We believe the complementary fleets of Norwegian and Prestige provide a diversified portfolio of cruise products that represent all significant segments of the cruise industry. The Norwegian brand caters to the contemporary and premium segments with modern, state-of-the-art ships, amenities, onboard experiences and our “Freestyle Cruising” offering. Oceania caters to the upper premium segment, while Regent caters to the luxury segment of the cruise industry. These complementary product offerings, along with the strengths and skill sets of personnel from each of the brands, provide numerous opportunities for cross-selling and cross-brand collaboration.

Norwegian’s Modern Fleet.    With a weighted-average age of 8.1 years as of December 31, 2014 and no ships built before 1998, Norwegian has the most modern fleet among the Major North American Cruise Brands, which we believe allows us to offer a high-quality passenger experience with a significant level of consistency across the entire fleet. Norwegian continues to invest in the brand through our $250 million Norwegian NEXT program, a set of new enhancements, experiences and transformations aimed at elevating the guest experience, which include new restaurants and menus, a broader range of entertainment options and an increased focus on integrating technology and innovation into the guest experience.

Ship(1)	Year Delivered	Primary Areas of Operation
Norwegian Getaway	2014	Caribbean
Norwegian Breakaway	2013	Bermuda, Caribbean
Norwegian Epic	2010	Europe
Norwegian Gem	2007	Bahamas, Bermuda, Caribbean, Canada, New England
Norwegian Jade	2006	Europe
Norwegian Pearl	2006	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal
Norwegian Jewel	2005	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Bermuda, Caribbean, Canada, New England
Norwegian Star	2001	Bermuda, Caribbean, Europe
Norwegian Sun	2001	Caribbean, Alaska
Norwegian Sky	1999	Bahamas
Norwegian Spirit	1998	Caribbean, Europe

(1) The table does not include the four Breakaway Plus Class Ships.

Prestige’s Classic Fleet.   Oceania operates five ships—three R-Class and two O-Class. The R-Class ships are highly-rated five-star ships featuring country club style accommodations. The O-Class ships feature private balconies in 95% of staterooms. Regent currently operates three six-star luxury cruise ships featuring world-class accommodations and amenities. Prestige has invested approximately $164 million on ship refurbishments and enhancements since 2012 as part of its ongoing revitalization program.

Ship(1)	Year Delivered	Primary Areas of Operation
Oceania Riviera	2012	Caribbean, Mediterranean, Black Sea
Oceania Marina	2011	Pacific Coastal, South America, Baltic, Mediterranean
Oceania Nautica	2000	Asia, Africa, Mediterranean, Baltic
Oceania Regatta	1998	Caribbean, Panama Canal, New England, South America, Alaska
Oceania Insignia	1998	Mediterranean, Black Sea, Baltic, Caribbean
Seven Seas Voyager	2003	Asia, Africa, Baltic, Mediterranean
Seven Seas Mariner	2001	South America, Mediterranean, Black Sea, Panama Canal
Seven Seas Navigator	1999	Caribbean, Panama Canal, Alaska, New England

(1) The table does not include the Seven Seas Explorer or Sirena.

Rich Stateroom Mix.   Both the Norwegian and Prestige fleets offer an attractive mix of staterooms, suites and villas relative to their competitors. As of December 31, 2014, 52% of Norwegian’s staterooms had private balconies representing a higher mix of outside balcony staterooms than any other contemporary brand. Norwegian’s guest accommodations include the groundbreaking Studio staterooms designed for solo travelers and centered upon the Studio Lounge, a private two-story lounge for Studio guests. In addition, seven of Norwegian’s ships offer The Haven, with suites of up to 932 square feet each. The Haven includes two decks of suites, a private pool with multiple hot tubs and sundecks, a private fitness center and steam rooms, fine dining in a private restaurant, casual outdoor dining and 24-hour concierge service. Guests staying in The Haven are provided with personal butler service. Six of Norwegian’s ships also offer luxury garden suites of up to 6,694 square feet, making them the largest accommodations at sea. Our Breakaway Plus Class Ships will feature an expanded Studio area from the 59 staterooms on our Breakaway Class Ships to 82 staterooms and the Haven will be expanded with a total of 55 suites.

Prestige’s ships offer large and luxurious accommodations with 87% of suites and staterooms featuring private balconies. Two of Regent’s ships, Seven Seas Voyager and Seven Seas Mariner, feature all-suite, all-balcony accommodations. Regent’s newbuild, Seven Seas Explorer, will also feature all-suite, all-balcony accommodations including sophisticated designer suites ranging from 300 to 3,875 square feet with industry leading space and crew-to-guest ratios.

High-Quality Service.    Both the Norwegian and Prestige brands offer a high level of onboard service. The Prestige brands are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service in a country club, casual setting. In Travel + Leisure’s World’s Best Service 2013 honors, Regent and Oceania had the second and fifth ranked ships, respectively, in “Top Cruises: Large Ships.” Norwegian continues to enhance the level of service on ships through the Norwegian Platinum Standards program. This program introduces specific standards emphasizing dedicated service, consistency in execution, and overall guest satisfaction which we believe will promote customer loyalty. We believe the Acquisition of Prestige allows for collaboration among the Norwegian, Oceania and Regent brands which will result in an enhanced guest experience across all brands.

Diverse Selection of Premium Itineraries.   The combination of Norwegian and Prestige further diversifies our already broad range of premium itineraries. Norwegian’s existing mix of destinations is more consistent with the brands in the premium segment, and these itineraries typically attract higher Net Yields than Caribbean and Mexico sailings. Prestige ships have a worldwide deployment, visiting approximately 350 ports each year, including destinations such as Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. The Company’s full year 2014 deployment outside the Caribbean increased to 62% as compared to 51% for Norwegian on a NCLC Stand-alone basis.

Established Brand Recognition

Over 91% of cruisers are aware of the Norwegian brand which is known for freedom, flexibility and choice—highly valued benefits for Norwegian’s target audience within the cruise vacation market.

The Oceania and Regent brands are well established in the upper premium and luxury segments of the cruise industry, respectively, for offering the highest level of luxury and service to customers.

Loyal and Repeat Customer Base

The Norwegian, Oceania and Regent brands each have loyal and repeat customer bases. Norwegian achieves high-quality feedback scores from guests in the areas of overall service, physical ship attributes, onboard products and services, food and beverage, entertainment and land-based excursions. In 2014, approximately 59% of Prestige’s total guests responded to Prestige’s customer satisfaction survey, of which 97% of respondents reported that their cruise experience “met or exceeded” their expectations, and 93% reported they will “likely” return.

Strong Cash Flow

We believe our business model will generate a significant amount of cash flow with high revenue visibility at the Norwegian, Oceania and Regent brands. All three brands afford the ability to pre-sell tickets and receive customer deposits with long lead times ahead of sailing. The cash flow impact of newbuild capital expenditures is mitigated as we have export credit financing in place for all newbuild ships to fund approximately 80% of the contract price of each ship.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Frank J. Del Rio is our President and Chief Executive Officer. Mr. Del Rio founded Oceania in October 2002 and played a vital role in the development of Renaissance Cruises from 1993 to April 2001. Andrew Madsen is our President and Chief Operating Officer of our Norwegian brand. Prior to joining the Company, Mr. Madsen served as President and Chief Operating Officer of Darden Restaurants, Inc. for over 8 years. Prior to that, he served in various executive positions. Jason M. Montague is our President and Chief Operating Officer for the Regent and Oceania brands. He was instrumental in launching Oceania in 2002 and is widely regarded as one of the co-founders. Prior to NCLH’s Acquisition of Prestige, Mr. Montague served as Chief Financial Officer and Executive Vice President of Prestige from September 2010 until NCLH’s Acquisition of Prestige in November 2014. For more on our senior management, see “Executive Officers” below.

Strong Sponsors with Extensive Industry Expertise

Our Sponsors and their affiliates have extensive experience investing in the cruise, leisure and travel-related industries. We believe that the synergies and purchasing power obtained through these affiliates have resulted in better price negotiations for us and our affiliates for selected supplies and services.

Our Business Strategies

We seek to attract vacationers with our products and services and by creating differentiated itineraries in new markets through additional and existing modern and classic ships with the aim of delivering a better, value-added vacation experience to our guests relative to other vacation alternatives. Our business strategies include the following:

Enhance Product Offerings and Guest Experience

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Norwegian has completed more than $33 million of renovations to our private island, Great Stirrup Cay, which includes a new marina, dining and bar facility, as well as private cabanas and new activities. Norwegian is also enhancing the guest experience with our Norwegian NEXT program which includes new enhancements and transformations to our product offering. In 2013, Norwegian purchased a future cruise destination in Belize which is expected to be completed in the fall of 2015.

Prestige offers worldwide itineraries to approximately 350 ports each year, allowing the brands to meet customers’ demands for a global and differentiated travel experience. We believe that Prestige’s destination-focused worldwide itineraries of varying lengths, augmented by exciting shore excursions, other land based programs and diverse onboard enrichment programs, differentiate the Oceania and Regent brands from Prestige’s competitors. Prestige’s award-winning onboard dining is a central highlight of its cruise experience, with multiple open seating dining venues where guests may dine when, where and with whom they wish.

Maximize Net Yields

Norwegian and Prestige use a strategy called base-loading to fill their capacity by booking guests as early before sailing as possible by utilizing certain sales and marketing tactics to generate business with longer booking windows to maximize passenger ticket revenue. Base-loading allows us to fill ships earlier and avoid discounting close to sailing dates in order to achieve targeted Occupancy Percentages.

Prestige’s differentiated price enhancing revenue management strategy encourages customers to book early to obtain the most attractive value offering. When new itineraries are launched, Prestige clearly articulates to potential customers and travel agents that prices are subject to increase as the cruise date approaches, as well as the specific dates on which those price increases may occur.

Prestige uses a three-prong marketing strategy to maximize revenue from each customer by (i) keeping travel agents engaged and informed, (ii) using inbound and out-bound sales call programs to target high-potential customers and (iii) executing targeted and high-frequency marketing campaigns to communicate a message with Prestige’s cruise offerings.

Norwegian focuses on growing revenue through various initiatives aimed at increasing ticket prices and Occupancy Percentages as well as onboard spending to drive higher overall Net Yields. Norwegian’s specific base-loading initiatives include:

Casino Player Strategy.   As part of this strategy, Norwegian has non-exclusive arrangements with over 100 casino partners worldwide including Caesars Entertainment, whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises on Norwegian ships. Through property sponsored events and joint marketing programs, Norwegian has the opportunity to market cruises to Caesars Entertainment’s guests. These arrangements with casino partners have the dual benefit of filling open inventory and reaching guests that we expect to generate above average onboard revenue through the casino and other onboard spending.

Strategic Relationships.   Norwegian has developed strategic relationships with travel agencies and international tour operators who commit to purchasing a certain level of inventory with long lead times.

Meetings, Incentives and Charters.   Norwegian increased the focus on the meetings, incentives and charters channel, which typically books very far in advance and can represent a significant portion of the ship, or even an entire sailing, in one transaction.

Disciplined Fleet Expansion

We have orders with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. We also have a contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million or approximately $415.0 million, based on the euro/U.S. dollar exchange rate as of December 31, 2014. Seven Seas Explorer is expected to be delivered in the summer of 2016. The all-suite, all-balcony Seven Seas Explorer will feature sophisticated designer suites ranging from 300 to 3,875 square feet with an industry leading space ratio of 76.0 and a crew-to-guest ratio of 1 to 1.4. The ship will include six open-seating gourmet restaurants, Regent’s signature nine-deck open atrium, a two-story theater, two boutiques and an expansive Canyon Ranch SpaClub. Upon delivery of Seven Seas Explorer, Regent will be the world’s largest luxury cruise line in terms of Berths. In November 2014, we purchased a ship from a third party to join the Oceania fleet which will be named Sirena. After its current Charter ends in March 2016, we will extensively refurbish the ship to Oceania standards and it will be a sister ship to the R-class ships. The third party provided financing for the contract price. We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital.

Improve Operating Efficiency and Lower Costs

We continually focus on enhancing financial performance through a variety of business improvement initiatives designed to reduce costs while improving the overall product we deliver. Since the beginning of 2008, NCLH and Prestige have significantly reduced their operating cost base through various programs including contract renegotiations, overhead rationalization, global purchasing and logistics optimization and fuel consumption reduction initiatives. We hedge fuel purchases in order to provide greater visibility of fuel expense. As of December 31, 2014, we had hedged approximately 68%, 55%, 39% and 8% of our remaining 2015, 2016, 2017 and 2018 projected metric tons of fuel purchases, respectively. We expect the addition of Oceania and Regent, as well as the upcoming newbuilds for both Norwegian and Prestige, to drive further operating efficiencies over the long term.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we continually look for ways to deepen and expand our sales channels. We most recently announced a substantial expansion of our North American sales team, almost doubling the number of business development managers in the field, and increasing the overall sales group by more than 40 percent. We continue to invest in our brands by enhancing websites and reservation departments where travel agents and guests have the ability to book cruise vacations.

We focus on distribution through our primary channels: “Retail/Travel Agent,” “International,” and “Meetings, Incentives and Charters.”

Retail/Travel Agent.    The retail/travel agent channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Asia and Australia. Norwegian introduced our Partners First program in 2011 and since then has implemented over 200 initiatives specifically designed to improve efficiency with travel agent channels and our guests. Recently, Norwegian revolutionized and streamlined our booking process by introducing “Universal Agents” that have the ability to handle both group and full individual tariff bookings. Additionally, Norwegian launched a new online-booking tool that features an array of functionalities giving travel partners more freedom and flexibility to make reservations online, providing the ability to customize management and promotion of group reservations.

The addition of Prestige’s Oceania and Regent brands product portfolio gives us access to travel agents specializing in the Upscale Segment that would traditionally not market or sell Norwegian cruises. Prestige has made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives. We have sales force teams dedicated to Oceania and Regent who work closely with our travel agency partners on maximizing their marketing and sales effectiveness through product training, education and the sharing of “best-practices.”

International.   Norwegian has an international sales presence in Europe and representatives covering Latin America, Australia and Asia. Norwegian is primarily focused on increasing business in the European market, which has grown significantly in recent years but remains under-penetrated. In Europe, Norwegian offers local itineraries year-round and “Freestyle Cruising” has been well received. Norwegian expanded its sales force in Europe allowing development of distribution in Europe in a manner similar to its U.S. operation. In support of this European strategy, in 2013 Norwegian Epic was deployed in Europe for an extended summer season and announced a year-round deployment for 2015. Norwegian also initiated a two-ship year-round deployment in Europe with Norwegian Jade and Norwegian Spirit. Norwegian is forging a closer distribution partnership with Genting HK to develop product distribution across the Asia Pacific region and for further product distribution in South America, we have invested in a Brazilian sales channel.

The Acquisition of Prestige enhances our international sourcing. Prestige sources approximately 30% of passengers from outside of North America, compared to approximately 15% for Norwegian, further diversifying our sourcing profile. Prestige has an international sales office in Southampton, U.K. that services Europe and various general sales agents covering Latin America, Australia and Asia. We expect to leverage Prestige’s global experience and market position to further enhance Norwegian’s international profile.

For information regarding risks associated with our international operations, see Part I Item 1A-Risk Factors in this annual report on Form 10-K, including the risk factor titled “Conducting business internationally may result in increased costs and risks.”

Meetings, Incentives and Charters.   This channel focuses on full ship charters as well as corporate meeting and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. The acquisition of Sixthman in 2012, a company specializing in developing and delivering music-oriented charters, opened up a new market for travel partners to be able to sell high-quality music experiences at sea to guests seeking more innovative entertainment options.

Expand Strategic Marketing Partnerships

We seek to develop strategic marketing partnerships with well-known entertainment, sports and lifestyle brands which complement our brand positioning. Norwegian’s partnership with the Radio City Rockettes, who christened Norwegian Breakaway, includes a marketing partnership that names Norwegian as the “Official Cruise Line” of the Rockettes and Radio City Music Hall and an “Official Partner” of the Radio City Christmas Spectacular. In addition, an exhibit showcasing the history of the Rockettes is integrated into Norwegian Breakaway. Norwegian is also the “Official Cruise Line” of the New York Knicks, strengthening Norwegian Breakaway’s branding as New York’s ship. To bolster the ties between Norwegian Getaway and her homeport of Miami, Norwegian is the “Official Cruise Line” of the Miami Dolphins and Sun Life Stadium. In addition, the Miami Dolphin Cheerleaders served as godmothers of Norwegian Getaway which houses a selection of Miami Dolphin memorabilia. Norwegian is also the “Official Cruise Line Partner” of the GRAMMY Awards and offers the first GRAMMY Experience at Sea, a venue for musical performances that include GRAMMY winning and nominated artists on Norwegian Getaway. Norwegian also recently announced a partnership with the Michael Mondavi Family to enhance wine offerings fleet-wide and a partnership with Jimmy Buffet’s “Margaritaville” restaurants and bars. We will introduce the first Margaritaville at Sea on Norwegian Escape (our first Breakaway Plus Class Ship) and will incorporate the other Margaritaville brands on certain of our ships and on our island destinations.

Prestige has a number of high-profile partnerships including Jacques Pepin, the Smithsonian Institution, Ralph Lauren Home and Dakota Jackson. Oceania has engaged Master Chef Jacques Pepin as its Executive Culinary Director. Marina and Riviera’s Jacques restaurant was decorated with heirloom antiques, furnishings and art from Pepin’s personal collection.  Each dish has been reinterpreted by Master Chef Pepin. The Marina and Riviera feature suites designed and furnished by Ralph Lauren Home and noted furniture designer Dakota Jackson. Starting in July 2015, the Smithsonian Institution will be hosting a new enrichment program, The Smithsonian Collection by Smithsonian Journeys on Regent. This new guest lecture series will feature a wide range of experts, from noted art historians to leading authors and former diplomats, leading spirited discussions both aboard the ships and ashore.

Itineraries

We offer cruise itineraries ranging from one day to 180-days calling on over 420 worldwide locations, including destinations in the Caribbean, Mexico, Alaska, Europe, Hawaii, Canada, New England, Central and South America, Africa, Asia, Tahiti and the South Pacific and Australia and New Zealand. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the Americas and Europe.

We believe that these destination-focused itineraries, complemented by a comprehensive shore excursion program (which is included in the all-inclusive fare for cruises on the Regent ships), differentiate our brands from many of our competitors. We call on “must-see” and exotic destinations, many of which include overnight stays in port, allowing guests to have more in-depth experiences than would otherwise be possible in only a single day port call.

We offer a wide variety of cruises ranging in length from one day to three weeks under our Norwegian brand. Each of Norwegian’s 13 modern ships have been purpose-built to consistently deliver the “Freestyle Cruising” product offering, which we believe provides Norwegian with a competitive advantage by differentiating it from other cruise line offerings.

Oceania operates cruises that are primarily 10, 12 and 16 days in length. Oceania also operates a number of itineraries that last between 20 and 180 days. Regent also offers several longer itineraries of up to 136 days, which is a staple of the luxury segment. At the same time, Regent has expanded an addressable market and captured guest spending for a greater portion of guests’ cruising life cycle by selling segments of these longer itineraries as shorter cruises (i.e., which last seven to 20 days), designed for more time-constrained customers. The deployment flexibility created by the use of longer itineraries translates off-peak seasons into more profitable portions of longer cruises.

Passenger Ticket Revenue

Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, including meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, top-shelf open bars, unlimited shore excursions and pre-cruise hotel packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. We generate additional revenue on certain of our ships from casino operations, gift shop purchases, spa services, photo services and other similar items.

Revenue Management Practices

Norwegian bases ticket pricing and revenue management on a strategy focused on developing early booking occupancy rates to drive higher Net Yields. Norwegian performs extensive analyses in order to determine booking history and trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel. In addition, stateroom categories are identified throughout each cruise ship and prices for cruise fares are based on these stateroom categories. Typically, the initial published fares are established 18 months in advance of the departure of a cruise at a level which, under normal circumstances, would provide a high occupancy. If the rate at which stateroom inventory is sold differs from expectations, prices are adjusted for each stateroom category accordingly. This can be done through promotions, special rate codes, opening and closing categories, or price changes.

Prestige bases ticket pricing and revenue management on a strategy based on marketing efforts (“market to fill”) as the cruise date approaches. Prestige clearly articulates to customers and travel agents that the initial launch offers will be the lowest price package and that these prices and certain offers in the package are subject to increase as the cruise date approaches, as well as the specific dates on which those increases may occur. This strategy assists in maintaining and improving a high price point, which is fundamental in the Upscale Segment.

Prestige concentrates on improving early booking occupancy rates to drive higher Net Yields. Prestige executes targeted and high frequency marketing campaigns that communicate a message of a value-packed cruise offering in both North American and select international markets. To increase the effectiveness of these targeted marketing programs, Prestige emphasizes communication to keep the travel agents engaged and informed and utilizes call centers focusing on both inbound calls and outbound calls to high potential targeted customers. This three-prong marketing strategy assists in maximizing the revenue potential from each customer contact generated by various marketing campaigns. We believe these strategies and other initiatives carried out by the Prestige sales organization and distribution channels will drive sustainable growth in the number of guests carried and in Net Yields achieved.

Each of our brands maintain separate sales and marketing teams as well as reservation centers, which allows each brand to effectively communicate its identity and brand promise to its intended market.

Onboard and Other Revenue

Norwegian ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. Norwegian generates additional revenue on our ships from casino operations, food and beverage, gift shop purchases, spa services, photo services and other similar items. To maximize onboard revenue, Norwegian uses various cross-marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard products and services. Food and beverage, gaming and shore excursions are generally managed directly by Norwegian while retail shops, spa services, art auctions and internet services are generally managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage of the gross sales derived from these concessions.

Certain Prestige ticket prices have an all-inclusive element. Regent’s offerings typically include free air transportation, a pre-cruise hotel night stay, premium wines and top shelf liquors, gratuities and unlimited shore excursions. Oceania’s offerings typically include free air transportation and on certain sailings other amenities. Therefore, Prestige derives nearly all of its revenue from passenger ticket revenue. Hence it is important for Prestige to maintain a pricing discipline focusing on passenger ticket. We believe that this pricing discipline for Prestige drives revenue performance, relatively long-booking windows, and allows us to maintain a positive relationship with the travel agency community.

Onboard and other revenue accounted for 29% of our revenue in each of the years 2014 and 2013 and 30% in 2012.

Seasonality

Our revenue is seasonal based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere summer months. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods.

Marketing, Brand Communications and Advertising

Our marketing departments work to enhance our brand awareness and increase levels of engagement and understanding of our product and services among consumers, trade and travel partners with the ultimate goal of driving sales. Core areas within the department include brand strategy, advertising and media, marketing communications, direct marketing, partnerships, customer loyalty, website/e-commerce and market research. Norwegian’s marketing supports the brands’ specific messages. Norwegian’s comprehensive brand platform was created expressly to leverage Norwegian’s “Freestyle Cruising” concept. Our brand platform, “Cruise Like a Norwegian,” is intended to develop a sense of community around Norwegian and communicates its commitment to providing an exceptional vacation experience centered around freedom and flexibility. Our broad guest base and growing business demands a multi-channel media strategy that works throughout the guest lifecycle and includes a mix of television, print, radio, digital, social, mobile, e-mail, direct mail and billboards. At Oceania, the marketing message revolves around the four core brand pillars of the product: Award Winning Mid-Size Ships, Finest Cuisine at Sea, Destination Specialists and Extraordinary Value. At Regent, the marketing message focuses on all-inclusive luxury with a tagline that stretches the brand promise outside the cruise industry to encompass the entire vacation market – “The Most Inclusive Luxury Experience.” Both Oceania and Regent enhance their brand cache by partnering with other high-end partners such as Lalique, Ralph Lauren Home, Dakota Jackson, Smithsonian Institution, Canyon Ranch, Bulgari, and Hermes. Given the demographics of the average Oceania and Regent guests, the main marketing vehicles are more traditional vehicles of advertising such as brochures and direct mail, but also include robust travel agency support, websites, e-mail and social media.

Norwegian has made significant progress in expanding marketing reach with our online products and services, including investing in our mobile site and mobile apps. Our website, www.ncl.com, serving both our travel agency partners and guests, has been a major focus of this momentum. We are continually enhancing our website to ensure that we communicate brand promise, promote relevant product information and align with the “Cruise Like a Norwegian” and “Freestyle Cruising” messages. The Norwegian consumer and travel agency partner booking engine provides travel agency partners and guests the ability to shop and purchase any of the worldwide cruise itineraries with a more intuitive and informative online experience. All three brands continue to develop additional functionality and tools to serve our travel agency partners and guests. In fact, an independent study by Key Lime Interactive, the Contemporary and Premium Brands 2014 Cruise Competitive Benchmark Study, compared seven of the top cruise brands for overall web experience and Norwegian earned the top spot ranking Best-in-Class for overall site satisfaction.

For all three of our brands, building customer loyalty among our past guests is an important element of our marketing strategy. We believe that attending to the needs and motivations of our past guests creates a cost-effective means of attracting business, particularly to our new ships and itineraries, because past guests are familiar with our brands, products and services and often return to cruise with us. All of our brands’ loyalty programs, Latitudes Rewards for Norwegian, Oceania Club for Oceania, and Seven Seas Society for Regent, allow guests to earn points based on a number of factors including the number of cruise nights, level of accommodations and certain booking windows. Our past guests receive newsletters and mailings with informative destination and product information, cruise promotions with incentives and special pricing, shipboard credits and onboard recognition. Continued investments in the “Booked Guest” experience on all of our websites is also key to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong “Booked Guest” communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home and ultimately engage them in booking another cruise. Also, avid cruisers can use the Norwegian co-branded credit card to earn upgrades and discounts on that brand.

We provide robust marketing support to our travel partners through a variety of programs. At Norwegian, Marketing Headquarters is an online resource with a multitude of consumer marketing materials that agents can easily customize for their use in promoting our products. Both Oceania and Regent have similar online programs. Likewise, all three brands have a travel agent “University” program, an online travel partner education program that includes a wide variety of courses about our ships, itineraries and other selling best practices. In 2014, Norwegian launched Norwegian Central, a new travel agent portal that consolidates all travel agent tools under a single platform with a single sign-on in order to make it easy for travel agents to do business with us. Norwegian Central includes Norwegian’s booking engine, research materials, Marketing Headquarters, the University program and sales team contact information.

Guest feedback and research is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate custom research studies among both travel partners and consumers to assess the impact of various programs and/or to solicit feedback that helps shape future direction.

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (pending age of vessel), twice in 5 years (pending flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed 3 years (pending age of vessel and flag state). However, most of our international ships qualify under a special exemption provided by the Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every 5 years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. We do not earn revenue while ships are Dry-docked. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll (including our contract with a third party who provides certain crew services), fuel, food and beverage, travel agent services and advertising and marketing. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, owing to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

Crew and Staff

Best-in-class guest service levels are paramount in the markets in which we operate, particularly in the Upscale Segment, where travelers have discriminating tastes and high expectations for service quality. We have dedicated increasing attention and resources to ensure that our service offerings on all of our ships meet the demands of our guests. Among other initiatives, we have implemented rigorous onboard training programs, with a focus on career development. In addition, to ensure that guests receive highly personalized service and attention to detail, we staff Oceania and Regent ships to offer crew to guest ratios that range from 1:1.4 to 1:1.7, which is among the highest in the industry. We believe that our dedication to anticipating and meeting our guests’ every need differentiates our operations and fosters close relationships between our guests and crew, helping to build customer loyalty.

We place the utmost importance on the safety of our guests and crew. We operate all of our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Every crew member is well trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships.

Our captains are experienced seafarers. We further ensure that our captains regularly undergo rigorous training on navigation and bridge operations. To assist our captains and officers while at sea, we have extensive navigation protocols in place. Our bridge operations are based on robust navigational procedures and risk analysis. Our bridge teams follow pre-set voyage plans which are thoroughly reviewed and discussed by the captain and bridge team prior to port departures and arrivals. In addition, all of our ships employ the latest state-of-the-art navigational equipment and technology to ensure that our bridge teams have the most accurate data regarding the planned itinerary.

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

We have developed Safety Management Systems (“SMS”), which establish policies, procedures, training, qualification, quality, compliance, audit and self-improvement standards for all employees, both shipboard and shoreside. SMS also provides real-time reports and information to support the fleet and risk management decisions. Through these systems, our senior managers, as well as ship management, can focus on consistent, high quality operation of the fleet. Our SMS are approved and audited annually by our classification societies Det Norske Veritas and Lloyds Register, and they also undergo regular internal audits as well as annual/semiannual inspections by the U.S. Coast Guard, flag state and other port state authorities. We screen and train our crew to ensure crew familiarity and proficiency with the safety equipment onboard. Various safety measures have been implemented on all of our ships and additional personnel have been appointed in our ship operations departments.

Insurance

We maintain insurance on the hull and machinery of our ships, which are maintained in amounts related to the estimated market value of each ship. The coverage for each of the hull and machinery policies is maintained with syndicates of insurance underwriters from the European and U.S. insurance markets.

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

•	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;

•	War risk insurance, including terrorist risk insurance, on each ship. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms; and

•	Insurance for our shoreside property and general liability risks.

We believe that all of our insurance coverage, including those noted above, is subject to market-standard limitations, exclusions and deductible levels.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) (the “Athens Convention”) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) (the “1976 Protocol”) are generally applicable to passenger ships. The U.S. has not ratified the Athens Convention; however, with limited exceptions, the 1976 Protocol may be contractually enforced with respect to cruises that do not call at a U.S. port. The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which took effect on April 23, 2014, establishes for the first time a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer. In addition, on December 31, 2012, the European Union (“EU”) Passenger Liability Regulation became effective and requires us to carry a minimum level of financial responsibility per passenger per incident. We believe our ships’ entries with their respective protection and indemnity associations provides the compulsory insurance; however, no assurance can be given that affordable and secure insurance markets will remain available to provide the level and type of coverage required.

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

Under the Oceania brand, we own a number of registered trademarks in the United States and in foreign jurisdictions relating to, among other things, the names “OCEANIA CRUISES,” “YOUR WORLD. YOUR WAY,” “REGATTA,” “INSIGNIA” and the Oceania logo.

We own various U.S. and foreign trademark registrations, including registrations covering “SEVEN SEAS CRUISES,” “SEVEN SEAS NAVIGATOR,” “SEVEN SEAS MARINER,” “SEVEN SEAS VOYAGER” and “LUXURY GOES EXPLORING.” We also claim common law rights in trademarks and trade names used in conjunction with our ships, incentive programs, customer loyalty program and specialty services rendered on board our ships.

The Regent ships have been operating under the Regent brand since 2006. In connection with the Regent Seven Seas Transaction, we entered into a trademark license agreement with Regent Hospitality Worldwide, Inc., which we amended in February 2011, granting us the right to use the “Regent” brand family of marks. The amended trademark license agreement allows Regent to use the Regent trade name, in conjunction with cruises, in perpetuity, subject to the terms and conditions stated in the agreement.

Regulatory Issues

Registration of Our Ships

Fifteen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Five of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”) the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements.

Our entire fleet is also subject to the health, safety, security and environmental laws and regulations of the various port locales where the ships dock. The U.S., Bahamas and Marshall Islands are members of the IMO and have adopted and implemented the IMO conventions relating to ocean-going passenger ships. U.S. law generally requires ships transporting passengers exclusively between and among ports in the U.S. to be built entirely in the U.S., documented under U.S. law, crewed by Americans and owned by entities that are at least 75% owned and controlled by U.S. citizens. We have been granted specific authority to operate in and among the islands of Hawaii under legislation, known as the “Hawaii Cruise Ship Provision,” which was part of the “Consolidated Appropriations Resolution, 2003” enacted in 2003 (Public Law 108-7, Division B, Title II, General Provisions—Department of Commerce, Section 211 (February 20, 2003) (117 Stat. 11,79)). The Hawaii Cruise Ship Provision permitted two partially completed ships (originally contracted for construction in a U.S. shipyard by an unrelated party), to be completed in a shipyard outside of the U.S. and documented under the U.S. flag even if the owner does not meet the 75% U.S. ownership requirement, provided that the direct owning entity is organized under the laws of the U.S. and meets certain U.S. citizen officer and director requirements. Presently, only one of the two ships completed in compliance with the Hawaii Cruise Ship Provision, Pride of America, operates as a U.S.-flagged ship. The other, Pride of Hawai’i, was transferred to the Bahamas registry and operates as Norwegian Jade. The Hawaii Cruise Ship Provision also authorized the re-documentation under the U.S. flag of one additional foreign-built cruise ship for operation between U.S. ports in the islands of Hawaii, Pride of Aloha. In May 2008, Pride of Aloha was transferred to the Bahamas registry and operates as Norwegian Sky. The Hawaii Cruise Ship Provision imposes certain requirements, including that any non-warranty work be performed in the U.S., except in case of emergency or lack of availability, and that the ship operates primarily between and among the islands of Hawaii. As a result of this exemption, our U.S.-flagged ship deployed in Hawaii is able to cruise between U.S. ports in Hawaii without the need to call at a foreign port.

Certain of our ships are also subject to periodic class surveys by ship classification societies, including Dry-dock inspections, to verify that they have been maintained in accordance with the rules of the classification societies and that recommended maintenance and required repairs have been satisfactorily completed. Class certification is required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. For more information on Dry-dock work, see “Our Business—Ship Operations and Cruise Infrastructure—Ship Maintenance and Logistics.”

Health and Environment

Our ships are subject to U.S. and various international, national, state and local laws and regulations relating to environmental protection, including but not limited to MARPOL, that govern, among other things, air emissions, waste discharge, water management and disposal and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from, among other things, discharging certain materials, such as petrochemicals and plastics, into waterways. Specifically, in the U.S., we comply with the U.S. Environmental Protection Agency’s Vessel General Permit (“VGP”) program.

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

The U.S. Act to Prevent Pollution from Ships, which implements the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and in some cases within the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by the discharge of oil in the 200-mile exclusive economic zone of the United States, subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships that operate in these waters. We have these certificates that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance.

The Clean Water Act of 1972 and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial zone and inland waters. The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the VGP, which is an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

Pursuant to the Federal Maritime Commission (“FMC”) and U.S. Coast Guard regulations, we have covered our financial responsibility with respect to death or injury to passengers and water pollution by providing required guarantees from our insurers with respect to such potential liabilities. This includes obtaining Certificates of Financial Responsibility required by the U.S. Coast Guard relating to our ability to satisfy liabilities in cases of water pollution.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability. The state of Alaska enacted legislation that prohibits certain discharges in designated Alaskan waters and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. The state environmental regimes in Alaska are more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

The EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections. The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement sulfur oxides Emission Control Areas (“ECAs”) set out in MARPOL, as discussed below. In addition, the EC goes beyond the IMO by introducing requirements to use low sulfur (less than 0.1%) marine gas oil in EU ports.

MARPOL specifies requirements for ECAs with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA, the North American ECA and the area which extends approximately 50 miles off the coasts of Puerto Rico and the U.S. Virgin Islands are required to use fuel with a sulfur content of no more than 0.1% or use alternative emission reduction methods, provided the alternatives are at least as effective in terms of emissions reductions. Other additional ECAs may also be established in the future, such as for areas around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico.

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% from the current 3.5% global limit on and after January 2020. The 0.5% global standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the European Union Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur limit to enter force, regardless of the 2018 IMO review results. This European Union Sulfur Directive will cover European Union Member State territorial waters that are within 12 nautical miles of their coastline. We believe that compliance with the 0.5% global standard could significantly increase our fuel costs. However, the magnitude of this increase is not reasonably determinable at this time due to the length of time until the global standard becomes effective and the other potential mitigating factors discussed below. The cost impacts from implementing progressively lower sulfur content requirements may be mitigated by the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines, more effective hull coatings and paints, exhaust gas cleaning systems, propeller design, more efficient shipboard systems and the use of alternative lower-cost and lower-emission fuels, such as liquefied natural gas, both at sea and in port.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be restricted. Stricter discharge restrictions are currently in effect for new passenger ships whose construction began after January 1, 2016, and for existing passenger ships starting in 2018. The underlying requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time, however, we do not expect it to be material.

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. In 2012, Norwegian received its International Organization for Standardization’s (“ISO”) 9001:2008 certification, which is the primary globally accepted standard for quality assurance and quality performance. This is a milestone which sets the stage for quality operations and guest satisfaction. Furthermore, Norwegian is certified under the ISO 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management Plan that is incorporated into the SEMS program.

If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined, or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with changing environmental laws, regulations and treaties. Any fines or other sanctions for violation or failure to comply with environmental requirements or any expenditures required to comply with environmental requirements could have a material adverse effect on our business, operations, cash flow or financial condition.

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

Security and Safety

The IMO has adopted safety standards as part of SOLAS, which apply to all of our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure the safety and security of our guests and crew. All of our crew undergo regular safety training exercises that meet all international and national maritime regulations.

SOLAS requires that all cruise ships are certified as having safety procedures that comply with the requirements of the International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”). We have obtained certificates certifying that our ships are in compliance with the ISM Code. Each such certificate is granted for a five-year period and is subject to periodic verification.

The SOLAS requirements are amended and extended by the IMO from time to time. For example, the International Port and Ship Facility Code (“ISPS Code”), was adopted by the IMO in December 2002 and provides for measures strengthening maritime security and places new requirements on governments, port authorities and shipping companies in relation to security issues on ships and in ports.

In addition to the requirements of the ISPS Code, the U.S. Congress enacted the Maritime Transportation Security Act of 2002 (“MTSA”), which implements a number of security measures at ports in the U.S. including measures that apply to ships registered outside the U.S. and docking at ports in the U.S. The U.S. Coast Guard has published MTSA regulations that require a security plan for every ship entering the territorial waters of the U.S., provide for identification requirements for ships entering such waters and establish various procedures for the identification of crew members on such ships. The Transportation Workers Identification Credential is a federal requirement for accessibility into and onto U.S. ports and U.S.-flagged ships.

Amendments to SOLAS required that ships constructed in accordance with pre-1974 SOLAS requirements install automatic sprinkler systems by December 31, 2005.

IMO adopted an amendment to SOLAS which requires partial bulkheads on stateroom balconies to be of non-combustible construction. All of our ships are in compliance with the SOLAS amendment. The new SOLAS regulation on Long-Range Identification and Tracking entered into force on January 1, 2008.

Maritime-Labor

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. MLC 2006 added requirements not previously in effect, in the areas of occupational safety and health. MLC 2006 became effective in certain countries commencing August 2013. The Standard of Training Certification and Watch Keeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and watchkeeping for our seafarers.

Financial Requirements

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $22.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. Recent regulations have revised the financial requirements with respect to both death/injury and non-performance coverages to increase the current $22.0 million performance guarantee to $30.0 million effective April 2, 2015. Once fully effective in April 2015, the guarantee requirements will be subject to additional consumer price index-based adjustments. We do not anticipate that compliance with the new rules will have a material effect on our costs. Also, each of our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. and, accordingly, have established separate bonds with the Association of British Travel Agents currently valued at British Pound Sterling 8.0 million in the aggregate. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

For information regarding risks associated with our compliance with legal and regulatory requirements, see Part I Item 1A-Risk Factors in this annual report on Form 10-K, including the risk factor titled “We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.”

Taxation

U.S. Income Taxation

The following discussion is based upon current provisions of the Internal Revenue Code (the “Code”), U.S. Treasury regulations, administrative rulings and court decisions, all of which are subject to change, possibly with retroactive effect. Changes in these authorities may cause the tax consequences to vary substantially from the consequences described below.

Exemption of International Shipping Income under Section 883 of the Code

Under Section 883 of the Code and the related regulations, a foreign corporation will be exempt from U.S. federal income taxation on its U.S. source income derived from the international operation of ships (“shipping income”) if: (a) it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the U.S. in respect of each category of shipping income for which exemption is being claimed under Section 883 of the Code; and (b) either: (1) more than 50% of the value of its stock is beneficially owned, directly or indirectly, by qualified shareholders, which includes individuals who are “residents” of a qualified foreign country; (2) one or more classes of its stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of its stock are “primarily and regularly traded on one or more established securities markets” in a qualified foreign country or in the U.S. (the “publicly traded test”); or (3) it is a “controlled foreign corporation” (a “CFC”) for more than half of the taxable year and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC test”). In addition, U.S. Treasury Regulations require a foreign corporation and certain of its direct and indirect shareholders to satisfy detailed substantiation and reporting requirements.

For the taxable year ended December 31, 2014, NCLC was classified as a partnership for U.S. federal income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Instead, each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. In addition, as a partnership, eligibility for the exemption under Section 883 of the Code for our international shipping income was tested by reference to NCLC’s shareholders rather than to NCLC. Thus, NCLH had to meet the requirements of Section 883 in order for the exemption to apply to the shipping income allocated to NCLH. If NCLH had failed to qualify for the exemption under Section 883 of the Code, 50% of NCLC’s gross shipping income allocated to NCLH attributable to transportation beginning or ending in the U.S. would be subject to either the “Net Tax Regime” or the “4% Tax Regime,” (as described below under “Taxation of International Shipping Income Where Section 883 of the Code is Inapplicable”). Under the terms of our amended and restated tax agreement, we were permitted to make tax distributions in respect of any such income to our shareholders, including NCLH.

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption and NCLH meets the publicly traded test because its ordinary shares are primarily and regularly traded on the NASDAQ Global Select Market, which is considered to be an established securities market in the United States. Therefore, we believe that NCLH qualifies for the benefits of Section 883 of the Code.

We believe and have taken the position that substantially all of NCLH’s income, including the income of its ship-owning subsidiaries, is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which we will satisfy complex tests under Section 883 of the Code. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, including as a result of the Acquisition of Prestige, which could cause NCLH or its subsidiaries to lose the benefit of the exemption under Section 883 of the Code. Further, any changes in our operations could significantly increase our exposure to taxation on shipping income, and we can give no assurances on this matter.

Under certain circumstances, changes in the identity, residence or holdings of NCLH’s direct or indirect shareholders could cause NCLH’s ordinary shares not to be regularly traded on an established securities market within the meaning of the regulations under Section 883 of the Code. Therefore, as a precautionary matter, NCLH has provided protections in its bye-laws to reduce the risk of such changes impacting our abilility to meet the publicly traded test by prohibiting any person, other than the Sponsors, from owning, directly, indirectly or constructively, more than 4.9% of NCLH’s ordinary shares unless such ownership is approved by NCLH’s Board of Directors (the “4.9% limit”). Any outstanding shares held in excess of the 4.9% limit will be transferred to and held in a trust.

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania is treated as a corporation. For 2014, both Regent and Oceania relied on PCH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 of the Code. PCH is organized as a company in Panama, which grants an equivalent tax exemption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883 of the Code. PCH was classified as a CFC for the taxable year ended December 31, 2014 and we believe PCH meets the ownership and substantiation requirements of the CFC test under the regulations for that year.

Taxation of International Shipping Income Where Section 883 of the Code is Inapplicable

Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income tax in respect of its “shipping income” that is derived from sources within the U.S. If we fail to qualify for the exemption under Section 883 of the Code in respect of our U.S. sourced shipping income, we will be subject to taxation in the U.S. on such income.

Generally, “shipping income” is any income that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis or from the performance of services directly related to those uses. For these purposes, shipping income attributable to transportation that begins or ends, but that does not both begin and end, in the U.S., which we refer to as “U.S. source shipping income,” will be considered to be 50% derived from sources within the U.S.

If we do not qualify for exemption under Section 883 of the Code, any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to federal corporate income taxation on a net basis (generally at a 35% rate) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S. source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and substantially all of our U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

If we do not have a fixed place of business in the U.S. or substantially all of our income is not derived from regularly scheduled transportation, the income will generally not be considered to be effectively connected income. In that case, we would be subject to a special 4% tax on our U.S. source shipping income (the “4% Tax Regime”).

Other United States Taxation

U.S. Treasury Regulations list several items of income which are not considered to be incidental to the international operation of ships and, to the extent derived from U.S. sources, are subject to U.S. federal income taxes under the Net Tax Regime discussed above. Income items considered non-incidental to the international operation of ships include income from the sale of single-day cruises, shore excursions, air and other transportation, and pre- and post-cruise land packages. We believe that substantially all of our income currently derived from the international operation of ships is shipping income.

Income from U.S.-flagged Operation under the NCL America brand

Income derived from our U.S.-flagged operation generally will be subject to U.S. corporate income taxes both at the federal and state levels.  We expect that such income will not be subject to U.S. branch profits tax nor a U.S. dividend withholding tax under the U.S.-U.K. Income Tax Treaty.

U.K. Income Taxation

As a result of a restructuring, NCLH and NCLC became tax residents of the U.K. and are subject to normal U.K. corporation tax.

U.S. Taxation of Gain on Sale of Vessels

Gains from the sale of vessels should generally also be exempt from tax under Section 883 of the Code provided NCLH qualifies for exemption from tax under Section 883 of the Code in respect of our shipping income. If, however, our gain does not qualify for exemption under Section 883 of the Code, then such gain could be subject to either the Net Tax Regime or the 4% Tax Regime.

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

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 of the Code and subject all or a portion of our shipping income to taxation in the United States. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S.-U.K. Income Tax Treaty on income derived in respect of our U.S.-flagged operation.

Employees

As of December 31, 2014, we employed approximately 2,700 full-time employees worldwide in our shoreside operations and approximately 22,200 shipboard employees. Prestige ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We have an agreement with the Government of Bermuda whereby two of our ships are permitted weekly calls in Bermuda through 2018 from Boston, Baltimore, Charleston and New York. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We have a contract with the New York City Economic Development

Corporation pursuant to which we receive preferential berthing rights at the Manhattan Cruise Terminal. Furthermore, we have contracts with the Port of New Orleans and the Port of Miami pursuant to which we receive preferential berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals. In addition, we have agreements with similar rights in Port Canaveral, FL and the Port of Tampa. We have an agreement with the Houston Port Authority through April 15, 2017, for certain exclusive berthing rights at the Houston Passenger Cruise Terminal. We have a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019. Most recently, we entered into an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term with two options to extend the agreement for additional five year terms.

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Oceania, Regent and Norwegian constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic characteristics, including similar margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to guests who make reservations in North America. Revenue attributable to North American guests was 80.1%, 79.9% and 80.5% for the years ended December 31, 2014, 2013 and 2012, respectively. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships.

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

We also maintain an Internet site at http://www.nclhltdinvestor.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 20, 2015.

Name	Age	Position
Frank J. Del Rio	60	President and Chief Executive Officer
Wendy A. Beck	50	Executive Vice President and Chief Financial Officer
Andrew Madsen	58	President and Chief Operating Officer, Norwegian Brand
Jason M. Montague	41	President and Chief Operating Officer, Regent and Oceania Brands
Robert J. Binder	50	President of International Operations
Daniel S. Farkas	46	Senior Vice President, General Counsel and Assistant Secretary

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Frank J. Del Rio has served as President and Chief Executive Officer of NCLH since January 2015. Mr. Del Rio founded Oceania in October 2002 and has served as Chief Executive Officer of Prestige or its predecessor since October 2002. Based in Miami, Florida, Mr. Del Rio has been responsible for the financial and strategic development of Prestige. Between 2003 and 2007, Mr. Del Rio was instrumental in the development and growth of Oceania. Prior to founding Oceania, Mr. Del Rio played a vital role in the development of Renaissance Cruises, serving as Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer from 1993 to April 2001. Mr. Del Rio holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant (inactive license).

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

Ms. Beck was also employed at Checkers Drive-In Restaurants, Inc. from 1993 through July 2001, serving as their Vice President, Chief Financial Officer and Treasurer from 2000 through July 2001. Ms. Beck currently sits on the board of directors and chairs the audit committee for At Home Corporation. Ms. Beck holds a Bachelor of Science degree in Accounting from the University of South Florida and is a Certified Public Accountant.

Andrew Madsen has served as President and Chief Operating Officer of the Norwegian brand since October 2014. Prior to joining us, Mr. Madsen served as President and Chief Operating Officer of Darden Restaurants, Inc., a full service restaurant operations company, from November 2004 through September 2013. Prior to that, he served as President of Olive Garden from March 2002 until November 2004 and as their Executive Vice President of Marketing from December 1998 through March 2002. From 1997 until 1998, he was President of International Master Publishers, a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation, including Vice President and General Manager for the Dixie consumer products unit (now part of Georgia-Pacific LLC). From 1980 until 1992, he held various marketing positions with General Mills, Inc., a manufacturer and marketer of consumer food products. Mr. Madsen holds a Bachelor of Arts degree in Economics from DePauw University and an MBA from the University of Michigan.

Jason M. Montague has served as President and Chief Operating Officer for the Regent and Oceania brands since December 2014. Prior to NCLH’s Acquisition of Prestige, Mr. Montague served as Chief Financial Officer and Executive Vice President of Prestige from September 2010 until NCLH’s Acquisition of Prestige in November 2014. Mr. Montague worked on the integration of NCLH and Prestige as the Executive Vice President and Chief Integration Officer of NCLH. He was instrumental in launching Oceania in 2002 and is widely regarded as one of the original co-founders. Mr. Montague served as Oceania’s Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Mr. Montague has seen Oceania through the purchase of its initial R-class ships, the equity investment by Apollo Global Management, LLC, the acquisition and integration of Regent Seven Seas Cruises, the financing and delivery of Oceania’s Marina and Riviera newbuilds and the recent Acquisition of Prestige by NCLH. Prior to joining Oceania, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President Finance for Alton Entertainment Corporation, a brand equity marketer who was majority owned by the Interpublic Group of Companies. Mr. Montague holds a BBA in Accounting from the University of Miami.

Robert J. Binder has served as President of International Operations since February 2015. Prior to the Acquisition of Prestige, Mr. Binder served as the Vice Chairman of Prestige since May 2011 and President of Prestige since January 2008 where he oversaw the global expansion of the Prestige brands and was responsible for sales, marketing and branding efforts internationally. Mr. Binder played a key role in the development and design of new Oceania ships, new restaurant concepts and the introduction of the Bon Apetit Culinary Center. He is co-founder of Oceania and previously served as President of Oceania. Before launching Oceania, Mr. Binder was the President of Meadowoods Consulting, which provided consulting services to the financial and travel services industries. From 1992 to 2001 he held several executive posts in the cruise industry. Mr. Binder also held senior management positions at JP Morgan Chase, where he was a Strategic Planning Officer, and at Renaissance Cruises, where he was Vice President of Sales. Mr. Binder earned master’s degrees in both Finance and Marketing from Cornell University and did his undergraduate studies at Purdue University.

Daniel S. Farkas has served as Senior Vice President and General Counsel of the Company since February 2008 and as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined us in January 2004, he has held the positions of Secretary from 2010 to 2013, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves on the board of directors of the Cruise Industry Charitable Foundation and the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a Bachelor of Arts degree Cum Laude with honors in English and American Literature from Brandeis University and a Juris Doctorate degree from the University of Miami.

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

Risks Related to the Acquisition of Prestige

Significant costs have been incurred in connection with the consummation of the Acquisition of Prestige and are expected to be incurred in connection with the integration of Prestige into our business, including legal, accounting, financial advisory and other costs.

Significant costs have been incurred and will be incurred in connection with integrating the operations, products and personnel of Prestige into our business, in addition to costs related directly to completing the Acquisition of Prestige. These costs may include costs for:

• employee retention, redeployment, relocation or severance;

• integration of information systems;

• combination of corporate and administrative functions and processes; and

• maintenance and management of our fleet.

In addition, we have incurred a number of non-recurring costs associated with combining our operations with those of Prestige. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Prestige, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

In addition, we incurred and assumed new indebtedness in connection with the Acquisition of Prestige. This debt may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness. Our substantial indebtedness has had, and will continue to have, material consequences for our business, financial condition and results of operations.

We may not realize the anticipated benefits of the Acquisition of Prestige.

The Acquisition of Prestige involves the integration of two companies that have previously operated independently. The integration of our operations with those of Prestige is expected to result in financial and operational benefits, including increased revenue and cost savings. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased revenue, cost savings or other benefits. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance, many of which may be dissimilar. Difficulties associated with integration could have a material adverse effect on our business, financial condition and results of operations.

In connection with the Acquisition of Prestige, we assumed certain liabilities relating to Prestige’s business.

In connection with the Acquisition of Prestige, we have assumed certain potential liabilities relating to Prestige’s business. To the extent we have not identified such liabilities or to the extent the indemnifications obtained from the other parties to the Merger Agreement for the Acquisition of Prestige are insufficient to cover known liabilities, these liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the Acquisition of Prestige we may not be able to retain key personnel or recruit additional qualified personnel, which could materially adversely affect our business, financial condition and results of operations and require us to incur substantial additional costs to recruit replacement personnel.

As a result of the Acquisition of Prestige, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain high-quality employees. Any failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Company

The adverse impact of general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence. The demand for cruises is affected by international, national and local economic conditions.

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, higher taxes and changes in governmental policies could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

Conducting business internationally may result in increased costs and risks.

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increases in duties and taxes, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks. We have historically and may in the future enter into ship construction contracts denominated in euros. While we have entered into foreign currency swaps and collar options to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated. Additional risks include interest rate movements, imposition of trade barriers, restrictions on repatriation of earnings, withholding and other taxes on remittances and other payments by subsidiaries and changes in and application of foreign taxation structures, including value added taxes. If we are unable to address these risks adequately, our business, financial condition and results of operations could be materially and adversely affected.

Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We have implemented safeguards and policies to prevent violations of various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business by our employees and agents. However, our existing safeguards and policies and any future improvements may prove to be less than effective and our employees or agents may engage in conduct prohibited by our policies, but for which we nevertheless may be held responsible. If our employees or agents violate our policies, if we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions or if we fail to implement or maintain other adequate safeguards, we may be subject to regulatory sanctions or severe criminal or civil sanctions and penalties.

Changes in fuel prices and/or other cruise operating costs would impact the cost of our cruise ship operations.

Fuel expense accounted for 16.8% of our total cruise operating expense for the year ended December 31, 2014, compared to 18.3% and 19.2% for the same periods in 2013 and 2012, respectively. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability beyond our control. Despite any fuel hedges we are currently a party to, or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our business, financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests.

Our efforts to expand our business into new markets may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets in the Asia Pacific region and may undertake such expansion efforts at any time in the future. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets, which could adversely impact our business, financial condition and results of operations.

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

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, operations, prospects and flexibility. Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business, the economy or the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	restrict us from taking certain actions by means of restrictive covenants in the agreements governing our indebtedness;

•	make our credit card processors seek more restrictive terms in respect of our credit card arrangements; and

•	expose us to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	incur or guarantee additional debt or issue certain preference shares;

•	pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of our subsidiaries to pay dividends or make distributions to us and the ability of NCLC to pay dividends or make distributions to NCLH;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	transfer or sell certain assets;

•	create liens on certain assets;

•	consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to, other companies;

•	enter into certain transactions with our affiliates;

•	pledge the capital stock of any guarantors of our indebtedness; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Under our existing debt agreements, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our existing debt agreements could result in an event of default under such agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our existing debt agreements, the holders of our indebtedness thereunder:

•	will not be required to lend any additional amounts to us, if applicable;

•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; and/or

•	could require us to apply all of our available cash to repay such indebtedness.

Such actions by the holders of our indebtedness could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness.

If the indebtedness under our existing debt agreements were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We may be able to incur substantial additional indebtedness at any time in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful. Our ability to satisfy our debt obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under certain agreements governing our indebtedness, the availability of which depends on, among other things, our complying with the covenants in such agreements.

There can be no assurance that our business will generate sufficient cash flows from operations, or that we will be able to borrow additional amounts under our existing debt agreements or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on numerous factors, including but not limited to the condition of the capital markets, our financial condition at such time, credit ratings and the performance of our industry in general. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources sufficient to service our debt, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some or all of our assets may be illiquid and may have no readily ascertainable market value, however, and we may not be able to consummate such dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Neither our Sponsors nor any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.

Additionally, the agreements governing our indebtedness include, and any instruments governing future indebtedness of ours may include, exceptions to certain covenants that permit us to incur additional indebtedness, make restricted payments and take other actions.

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

Terrorist acts, acts of piracy, armed conflict and threats thereof and other international events impacting the security of travel could adversely affect the demand for cruises.

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

Public perception about the safety of travel and adverse publicity related to passenger or crew illness, such as incidents of viral illnesses, stomach flu or other contagious diseases, may impact demand for cruises and result in cruise cancellations and employee absenteeism. If any wide-ranging health scare should occur, our business, financial condition and results of operations would likely be adversely affected.

We rely on external distribution channels for passenger bookings, and major changes in the availability of external distribution channels could undermine our customer base.

The majority of our guests book their cruises through independent travel agents, wholesalers and tour operators. In the event that these distribution channels are adversely impacted by an economic downturn, or by other factors, this could reduce the distribution channels available for us to market and sell our cruises and we could be forced to increase the use of alternative distribution channels we are not accustomed to. If this were to occur, it could have an adverse impact on our financial condition and results of operations.

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

We rely on third parties to provide hotel management services for certain of our ships and certain other services, and we are exposed to risks facing such providers. In certain circumstances, we may not be able to replace such third parties or we may be forced to replace them at an increased cost to us.

We rely on external third parties to provide hotel management services for certain of our ships and certain other services that are vital to our business. If these service providers suffer financial hardship or are otherwise unable to continue providing such services, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent that we are able to replace such service providers, we may be forced to pay an increased cost for equivalent services. Both the interruption of operations and the replacement of the third-party service providers at an increased cost could adversely impact our financial condition and results of operations.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The consolidation of the control of certain European cruise shipyards could result in higher prices for refurbishment and repairs due to reduced competition. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes or reduction in, commercial airline services could undermine our customer base or disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our cruise ships and thereby increase our cruise operating expenses which would, in turn, have an adverse effect on our financial condition and results of operations.

Our revenue is seasonal, owing to variations in passenger fare rates and occupancy levels at different times of the year. We may not be able to generate revenue that is sufficient to cover our expenses during certain periods of the year.

The demand for our cruises is seasonal, with greatest demand for cruises generally occurring during the summer months. This seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for Dry-docks, which we typically schedule during off-peak demand periods for such ships. Accordingly, seasonality in demand and Dry-dock periods could adversely affect our ability to generate sufficient revenue to cover the expenses we incur during certain periods of the year.

Adverse incidents involving cruise ships and our ability to obtain adequate insurance coverage may adversely affect our business, financial condition and results of operations.

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. Although we place passenger safety as the highest priority in the design and operation of our fleet, we have experienced accidents and other incidents involving our cruise ships and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or expenditures.

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

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. Disruptions to these networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. While we have and continue to invest in business continuity, disaster recovery and data restoration plans, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain of our shoreside operations, subject to limitations, exclusions and deductibles.

We have also made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. If our security systems were breached, we could be exposed to cyber-related risks and malware, and credit card and other sensitive data could be at risk.

In the event of a data security breach of our systems and/or third-party systems, we may incur costs associated with the following: breach response, notification, forensics, regulatory investigations, public relations, consultants, credit identity monitoring, credit freezes, fraud alert, credit identity restoration, credit card cancellation, credit card reissuance or replacement, regulatory fines and penalties, vendor fines and penalties, legal fees and damages. Denial of service attacks may result in costs associated with, among other things, the following: response, forensics, public relations, consultants, data restoration, legal fees and settlement. In addition, data security breaches or denial of service attacks may cause business interruption, information technology disruption, disruptions as a result of regulatory investigation, digital asset loss related to corrupted or destroyed data, damage to our reputation, damages to intangible property and other intangible damages, such as loss of consumer confidence, all of which could impair our operations and have an adverse impact on our financial results. While we have and continue to invest in data and information technology security initiatives, we cannot completely insulate ourselves from the risks of data security breaches and denial of service attacks that could result in adverse effects on our operations and financial results.

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

Currently, we are a party to six collective bargaining agreements. Three of these agreements are in effect through 2017. Of the three remaining agreements, two are scheduled to expire in 2018 and one is scheduled to expire in 2020. Upon appropriate notice, these agreements may be reopened at certain three-year intervals, and we received notice from two of the parties to reopen wage/benefit negotiations in 2015. These negotiations are scheduled for a completion date of April 1, 2015. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. Any limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports could adversely affect our business, financial condition and results of operations.

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

As a result of any ship-related or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties, including us and/or our cruise brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

Risks Related to the Regulatory Environment in Which We Operate

Future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes, could increase the amount of taxes we must pay.

We believe and have taken the position that our income that is considered to be derived from the international operation of ships as well as certain income that is considered to be incidental to such income (“shipping income”), is exempt from U.S. federal income taxes under Section 883 of the Code, based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Taxation.” The provisions of Section 883 of the Code are subject to change at any time, possibly with retroactive effect.

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly traded test under Section 883 of the Code as described in “Item 1—Business— Taxation—Exemption of International Shipping Income under Section 883 of the Code.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883 of the Code, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1— Business— Taxation). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publically traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation.”

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 of the Code and subject all or a portion of our shipping income to taxation in the United States. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S. – U.K. Income Tax Treaty on income derived in respect of our U.S.–flagged operation.

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

Additionally, the U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies, such as requiring the use of low-sulfur fuels, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In 2006, Alaskan voters approved a ballot measure requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). Pursuant to the ballot measure, Alaska approved stringent regulations and required a waste water discharge permit for cruise ships beginning in 2008. Legislation approved in 2009 allowed the state to issue general permits that contain effluent limits or standards that are less stringent than the WQS where the ship is using economically feasible methods of pollution prevention. In 2013, the state extended the permit program, and allowed ship operators to apply for mixing zones in upcoming permits, an option that may ease compliance with certain WQS. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. The Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands; waters surrounding Puerto Rico and the U.S. Virgin Islands have been included as of January 2014) are generally expected to meet the new emissions limits through the use of low-sulfur fuels.

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

NCLH is controlled by the Sponsors, who hold a significant percentage of NCLH’s ordinary shares and whose interests may not be aligned with ours or that of our other security holders.

The majority of NCLH’s voting ordinary shares are held by affiliates of Genting HK, the Apollo Funds and the TPG Viking Funds. The shareholders’ agreement governing the relationship among those parties gives the Apollo Funds effective control over our affairs and policies, subject to certain limitations. Genting HK and the Apollo Funds also control the election of NCLH’s board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other material transactions. The directors appointed by Genting HK and the Apollo Funds have the authority, on our behalf and subject to the terms of our debt agreements and the shareholders’ agreement, to issue additional ordinary shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of Genting HK, the Apollo Funds and other funds affiliated with Apollo and the TPG Viking Funds could conflict with our interests and the interests of our other security holders in material respects.

Furthermore, Genting HK engages in the cruise industry and leisure, entertainment and hospitality activities and Apollo and TPG are in the business of managing investment funds which make investments in companies, one or more of which has now and may from time to time hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major guests of our business. Investment funds managed by Genting HK, Apollo and/or TPG may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as NCLH’s Sponsors continue to control a significant amount of its outstanding voting ordinary shares, such shareholders will continue to be able to strongly influence or effectively control our decisions. Additionally, the concentration of ownership held by NCLH’s Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Information about our cruise ships may be found under “—Our Competitive Strengths—Diversified Cruise Operator with High-Quality Product Offerings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Norwegian Cruise Line’s principal executive offices are located in Miami, Florida where we lease approximately 228,000 square feet of facilities. In January 2015, we amended our lease to include approximately 70,000 square feet of additional space. Norwegian also leases approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 25,600 square feet of office space in Honolulu, Hawaii for administrative purposes; (iii) 9,600 square feet of office space in London, England for sales and marketing in the U.K. and Ireland; (iv) 11,000 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; (v) 31,000 square feet of office space in Phoenix, Arizona for a call center and (vi) 46,000 square feet for entertainment theatrical production in Tampa, Florida . In addition, Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. In 2013, Norwegian purchased a future cruise destination in Belize which will be introduced in 2015.

Prestige’s principal executive office is located in Miami, Florida. Prestige is party to three real property leases: in Miami, Florida, where we lease approximately 77,500 square feet for our executive office, in Omaha, Nebraska, where we lease approximately 17,600 square feet for our call center, and in Southampton, England, where we lease approximately 6,100 square feet for our international office. We intend to sublease the current office space for Prestige’s executive offices to a third-party.

We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd., in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration of the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of class certification and the trial verdict. The plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court decision which was denied in March 2014. The matter was ordered to mediation on October 2014. At that time, all outstanding claims brought on behalf of the known plaintiffs were resolved.

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd., in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012, this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. The matter was resolved at the Court ordered mediation in conjunction with the matter described above.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

NCLH owns all the outstanding ordinary shares of NCLC. Therefore, there is no market for NCLC’s ordinary shares.

Holders

As of February 14, 2014 there is one record holder of NCLC’s ordinary shares, NCLH.

Dividends

We intend to retain all currently available funds and as much as necessary of future earnings in order to fund the continued development and growth of our business. Our debt agreements also impose restrictions on our ability to pay dividends and the ability of our subsidiaries to pay distributions to us. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deem relevant.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2010 through 2014 and as of the end of each such year are derived from NCLC’s consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of and for the year ended December 31, 2014, includes the financial results of Prestige commencing on November 19, 2014, the date the Acquisition of Prestige was consummated (we refer you to the Notes to The Consolidated Financial Statements Note—4 “The Acquisition of Prestige”).

	As of or for the Year Ended December 31,
(in thousands, except operating data)	2014	2013	2012	2011	2010
Statement of operations data:
Total revenue	$3,125,881	$2,570,294	$2,276,246	$2,219,324	$2,012,128
Operating income (1)	$507,451	$398,777	$357,093	$316,112	$230,609
Net income (1)	$339,105	$119,815	$168,556	$126,859	$22,986
Balance sheet data:
Total assets	$11,551,307	$6,620,812	$5,938,427	$5,562,411	$5,572,371
Property and equipment, net	$8,623,773	$5,647,570	$4,960,142	$4,640,093	$4,639,281
Long-term debt, including current portion	$6,181,104	$3,127,789	$2,985,353	$3,038,081	$3,204,085
Total shareholders’ equity	$3,519,357	$2,632,261	$2,018,784	$1,844,463	$1,740,526
Operating data:
Passengers carried	2,133,981	1,628,278	1,503,107	1,530,113	1,404,137
Passenger Cruise Days	13,634,200	11,400,906	10,332,914	10,227,438	9,559,049
Capacity Days	12,512,459	10,446,216	9,602,730	9,454,570	8,790,980
Occupancy Percentage	109.0%	109.1%	107.6%	108.2%	108.7%

(1)	In 2014, includes $141.5 million of expenses primarily associated with the Acquisition of Prestige (we refer you to our reconciliation of Net Income to Adjusted Net Income in “Results of Operations” below). In 2013, includes $160.6 million of expenses associated with debt prepayments. In 2010, includes a loss of $33.1 million primarily due to losses on foreign exchange contracts associated with the financing of Norwegian Epic.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Presentation

Revenue from our cruise and cruise-related activities are categorized by us as “passenger ticket revenue” and “onboard and other revenue.” Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the summer months.

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services, photo services as well as Charter revenue. We record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges, certain port expenses and the costs associated with shore excursions and hotel accomodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with shore excursions, beverage sales and gaming.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs for a third party that provides crew and other services for certain of our ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance, Charter costs and other ship expenses.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make these estimates and judgments. Actual results could differ materially from these estimates. We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies, which are presented in detail in our notes to our audited consolidated financial statements, relate to ship accounting, asset impairment and contingencies.

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

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2014 would have increased by $7.3 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $36.5 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. As of December 31, 2014, our annual review supports the carrying value of these assets.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Adjusted Net Revenue, Net Yield, Adjusted Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definition of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We believe that Adjusted EBITDA is a useful measure in determining the Company’s performance as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain charges and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance, and we believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting, and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The charges excluded in the presentation of Adjusted Net Income may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results.

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

Summary of Significant 2014 Events

•	In January, we took delivery of Norwegian Getaway.

•	In March, we completed a Secondary Equity Offering resulting in the sale of 15,000,000 ordinary shares of NCLH by the Selling Shareholders.

•	In April, NCLH’s Board of Directors authorized, and NCLH announced, a three-year share repurchase program for up to $500.0 million.

•	In July, we entered into agreements with Meyer Werft for two additional Breakaway Plus Class Ships for delivery in the spring of 2018 and the fall of 2019.

•	In September, NCLH entered into the Merger Agreement to acquire Prestige.

•	In November, we completed the Acquisition of Prestige.

•	In November, we purchased a ship from a third party to join the Oceania fleet which will be named Sirena. After its current Charter ends in March 2016, we will extensively refurbish the ship to Oceania standards and it will be a sister ship to the R-class ships.

•	In December, an incident onboard Oceania’s Insignia resulted in the cancellation of certain voyages. Repairs on the ship are on schedule for a return to service in March 2015. This resulted in a reduction to NCLH’s diluted EPS for the full year 2014 of $0.02.

The Acquisition of Prestige is expected to positively impact passenger ticket revenue and, to a lesser extent, onboard and other revenue from the addition of Prestige’s eight ships which command premium pricing as a result of their upper premium and luxury product offerings.

Executive Overview

Total revenue increased 21.6% to $3.1 billion for the year ended December 31, 2014 compared to $2.6 billion for the year ended December 31, 2013. Net Revenue for the year ended December 31, 2014 increased 25.0% to $2.4 billion from $1.9 billion in the same period in 2013 with an improvement in both Net Yield of 4.3% and Capacity Days of 19.8%.

For the year ended December 31, 2014, we had net income of $339.1 million. Operating income increased 27.3% to $507.5 million for the year ended December 31, 2014 from $398.8 million for the year ended December 31, 2013.

We had Adjusted Net Income of $480.6 million for the year ended December 31, 2014, which includes $141.5 million of adjustments primarily consisting of $57.5 million of expenses related to the Acquisition of Prestige, $28.3 million of expenses related to non-cash compensation, $15.4 million of expenses related to financing transactions in conjunction with the Acquisition of Prestige, $13.0 million related to the fair value adjustment of deferred revenue and $12.6 million related to the amortization of intangible assets. A 35.7% improvement in Adjusted EBITDA was achieved for the same period primarily due to the increase in net income. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenue	$3,125,881	$2,570,294	$2,276,246
Total cruise operating expense	$1,946,624	$1,657,659	$1,478,433
Operating income	$507,451	$398,777	$357,093
Net income	$339,105	$119,815	$168,556

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue
Passenger ticket	70.8%	70.6%	70.5%
Onboard and other	29.2%	29.4%	29.5%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.1%	17.7%	18.0%
Onboard and other	7.2%	7.6%	7.7%
Payroll and related	14.5%	13.3%	12.9%
Fuel	10.4%	11.8%	12.5%
Food	5.4%	5.3%	5.5%
Other	8.7%	8.8%	8.4%
Total cruise operating expense	62.3%	64.5%	65.0%
Other operating expense
Marketing, general and administrative	12.8%	11.6%	11.0%
Depreciation and amortization	8.7%	8.4%	8.3%
Total other operating expense	21.5%	20.0%	19.3%
Operating income	16.2%	15.5%	15.7%
Non-operating income (expense)
Interest expense, net	(4.9)%	(11.0)%	(8.3)%
Other income (expense)	(0.3)%	0.1%	—%
Total non-operating income (expense)	(5.2)%	(10.9)%	(8.3)%
Net income before income taxes	11.0%	4.6%	7.4%
Income tax benefit (expense)	(0.2)%	0.1%	—%
Net income	10.8%	4.7%	7.4%

Due to the abbreviated period of consolidation of Prestige’s results, certain metrics are presented both on an as reported basis and a basis excluding the results of Prestige (“NCLC Stand-alone”).

The following table sets forth selected statistical information:

	Year Ended December 31,
	2014		2013	2012
	As Reported	NCLC Stand- alone	As Reported	As Reported
Passengers carried	2,133,981	2,118,438	1,628,278	1,503,107
Passenger Cruise Days	13,634,200	13,403,000	11,400,906	10,332,914
Capacity Days	12,512,459	12,252,155	10,446,216	9,602,730
Occupancy Percentage	109.0%	109.4%	109.1%	107.6%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2014			2013	2013	2012
	As Reported	NCLC Stand- alone	NCLC Stand-alone Constant Currency	As Reported	As Reported Constant Currency	As Reported
Passenger ticket revenue	$2,212,547	$2,116,004	$2,117,499	$1,815,869	$1,814,397	$1,604,563
Onboard and other revenue	913,334	898,182	898,528	754,425	754,425	671,683
Total revenue	3,125,881	3,014,186	3,016,027	2,570,294	2,568,822	2,276,246
Less:
Commissions, transportation and other expense	503,722	471,981	474,466	455,816	455,286	410,531
Onboard and other expense	224,000	218,033	218,379	195,526	195,526	173,916
Net Revenue	2,398,159	2,324,172	2,323,182	1,918,952	1,918,010	1,691,799
Non-GAAP Adjustment:
Deferred revenue (1)	10,052	—	—	—	—	—
Adjusted Net Revenue	$2,408,211	$2,324,172	$2,323,182	$1,918,952	$1,918,010	$1,691,799
Capacity Days	12,512,459	12,252,155	12,252,155	10,446,216	10,446,216	9,602,730
Gross Yield	$249.82	$246.01	$246.16	$246.05	$245.91	$237.04
Net Yield	$191.66	$189.69	$189.61	$183.70	$183.61	$176.18
Adjusted Net Yield	$192.47	$189.69	$189.61	$183.70	$183.61	$176.18

(1)	Reflects deferred revenue fair value adjustments totaling $10.1 million related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2014			2013	2013	2012
	As Reported	NCLC Stand- alone	NCLC Stand-alone Constant Currency	As Reported	As Reported Constant Currency	As Reported
Total cruise operating expense	$1,946,624	$1,863,781	$1,861,994	$1,657,659	$1,655,971	$1,478,433
Marketing, general and administrative expense	398,659	370,119	369,570	298,265	297,830	251,183
Gross Cruise Cost	2,345,283	2,233,900	2,231,564	1,955,924	1,953,801	1,729,616
Less:
Commissions, transportation and other expense	503,722	471,981	474,466	455,816	455,286	410,531
Onboard and other expense	224,000	218,033	218,379	195,526	195,526	173,916
Net Cruise Cost	1,617,561	1,543,886	1,538,719	1,304,582	1,302,989	1,145,169
Less: Fuel expense	326,231	315,345	315,345	303,439	303,439	283,678
Net Cruise Cost Excluding Fuel	1,291,330	1,228,541	1,223,374	1,001,143	999,550	861,491
Less Non-GAAP Adjustments:
Non-cash share-based compensation related to the IPO (1)	—	—	—	18,527	18,527	—
Non-cash compensation payroll and related (2)	7,693	7,693	7,693	—	—	—
Non-cash share-based compensation (3)	20,627	20,627	20,627	8,898	8,898	—
Secondary Equity Offerings’ expenses (4)	351	351	351	1,319	1,319	—
Acquisition expenses (5)	57,513	48,566	48,566	—	—	—
Other (6)	3,804	3,804	3,804	3,373	3,373	—
Adjusted Net Cruise Cost Excluding Fuel	$1,201,342	$1,147,500	$1,142,333	$969,026	$967,433	$861,491
Capacity Days	12,512,459	12,252,155	12,252,155	10,446,216	10,446,216	9,602,730
Gross Cruise Cost per Capacity Day	$187.44	$182.33	$182.14	$187.24	$187.03	$180.12
Net Cruise Cost per Capacity Day	$129.28	$126.01	$125.59	$124.89	$124.73	$119.25
Net Cruise Cost Excluding Fuel per Capacity Day	$103.20	$100.27	$99.85	$95.84	$95.69	$89.71
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$96.01	$93.66	$93.24	$92.76	$92.61	$89.71

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in Marketing, general and administrative expense.
(2)	Non-cash compensation expenses related to the crew pension plan, which are included in Payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity grants, which are included in Marketing, general and administrative expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in Marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, including legal, accounting and consulting services, as well as integration and severance costs, which are included in Marketing, general and administrative expense.
(6)	Primarily expenses related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in Marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Year Ended December 31,
	2014		2013	2012
	As Reported	NCLC Stand-alone	As Reported	As Reported
Net income	$339,105	$370,479	$119,815	$168,556
Non-GAAP Adjustments:
Non-cash share-based compensation related to the IPO (1)	—	—	18,527	4,500
Non-cash compensation payroll and related(2)	7,693	7,693	—	—
Non-cash share-based compensation (3)	20,627	20,627	9,408	—
Taxes related to changes in corporate structure (4)	10,551	10,551	—	—
Secondary Equity Offerings’ expenses (5)	351	351	1,318	—
Debt related expenses (6)	15,397	23,762	160,573	—
Acquisition expenses (7)	57,513	48,566	—	—
Deferred revenue (8)	13,004	—	—	—
Amortization of intangible assets (9)	12,600	—	—	—
Other (10)	3,804	3,804	2,150	—
Adjusted Net Income	$480,645	$485,833	$311,791	$173,056

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in Marketing, general and administrative expense.
(2)	Non-cash compensation expenses related to the crew pension plan, which are included in Payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity grants, which are included in Marketing, general and administrative expense.
(4)	Taxes related to the Corporate Reorganization, which are included in Income tax benefit (expense).
(5)	Expenses related to the Secondary Equity Offerings, which are included in Marketing, general and administrative expense.
(6)	Write-off of deferred financing fees, premiums paid and other expenses related to prepayments of debt, which are included in Interest expense, net.
(7)	Expenses related to the Acquisition of Prestige, including legal, accounting and consulting services, as well as integration and severance costs, which are included in Marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(9)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in Depreciation and amortization expense.
(10)	Primarily expenses related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in Marketing, general and administrative expense.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Year Ended December 31,
	2014		2013	2012
	As Reported	NCLC Stand-alone	As Reported	As Reported
Net income	$339,105	$370,479	$119,815	$168,556
Interest expense, net	151,754	150,871	282,602	189,930
Income tax expense (benefit)	5,739	5,727	(2,237)	706
Depreciation and amortization expense	273,147	253,153	215,593	189,537
EBITDA	769,745	780,230	615,773	548,729
Other (income) expense	10,853	57	(1,403)	(2,099)
Non-cash share-based compensation related to the IPO (1)	—	—	18,527	—
Non-cash compensation payroll and related (2)	7,693	7,693	—	—
Non-cash share-based compensation (3)	20,627	20,627	11,623	9,004
Secondary Equity Offerings’ expenses (4)	351	351	1,319	—
Acquisition expenses (5)	57,513	48,566	—	—
Deferred revenue (6)	10,052	—	—	—
Other (7)	3,804	3,804	3,314	—
Adjusted EBITDA	$880,638	$861,328	$649,153	$555,634

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in Marketing, general and administrative expense.
(2)	Non-cash compensation expenses related to the crew pension plan, which are included in Payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity grants, which are included in Marketing, general and administrative expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in Marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, including legal, accounting and consulting services, as well as integration and severance costs, which are included in Marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are included in Net Revenue.
(7)	Primarily expenses related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in Marketing, general and administrative expense.

Year Ended December 31, 2014 (“2014”) Compared to Year Ended December 31, 2013 (“2013”)

Revenue

Total revenue increased 21.6% to $3.1 billion in 2014 compared to $2.6 billion in 2013. Net Revenue increased 25.0% in 2014, primarily due to an increase in Capacity Days of 19.8%. The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement of 4.3% was due to higher net ticket and net onboard and other revenue. Adjusted Net Revenue excludes a deferred revenue fair value adjustment of $10.1 million related to the Acquisition of Prestige. The improvement in Adjusted Net Yield was primarily the result of a 3.3% increase in NCLC Stand-alone Net Yield (3.2% on a Constant Currency basis) and partially due to the addition of Prestige’s brands to the fleet.

Expense

Total cruise operating expense increased 17.4% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 30.7% in 2014 compared to 2013 primarily due to transaction expenses related to the Acquisition of Prestige and certain inaugural and launch-related costs for Norwegian Getaway and an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost increased 3.5% due to the increase in expenses explained above partially offset by a decrease in fuel expense. The fuel price per metric ton, excluding the impact of hedges was $605 in 2014 compared to $686 in 2013. We experienced a negative impact in 2014 of $10.3 million on our hedge portfolio due to recent reductions in fuel prices compared to a benefit of $4.7 million in 2013. Net of hedges, fuel price per metric ton decreased to $625 in 2014 compared to $675 in 2013. Our fuel consumption per capacity day decreased 3.1%. On a Capacity Day basis, Net Cruise Cost Excluding Fuel increased 7.7% primarily due to costs related to the Acquisition of Prestige and certain general and administrative costs and Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.5%. Adjusted Net Cruise Cost Excluding Fuel was relatively unchanged on a NCLC Stand-alone Constant Currency basis.

Interest expense, net decreased to $151.8 million in 2014 from $282.6 million in 2013. Interest expense, net for 2014 reflected an increase in average debt outstanding associated with newbuild financings and debt incurred in connection with the acquisition of Prestige, partially offset by lower interest rates from the benefits from the redemption of higher rate debt and refinancing transactions. In addition, 2014 reflects $15.4 million of expenses related to financing transactions in conjunction with the Acquisition of Prestige while 2013 reflects $160.6 million of expenses associated with debt prepayments.

In 2014 we had an income tax expense of $5.7 million compared to an income tax benefit of $2.2 million for 2013.

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

Liquidity and Capital Resources

General

As of December 31, 2014, our liquidity was $507.9 million consisting of $82.9 million in cash and cash equivalents and $425.0 million available under our revolving credit facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2014, we had a working capital deficit of $1.8 billion. This deficit included $817.2 million of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our revolving credit facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries, including NCLC, to pay distributions to NCLH and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to NCLH to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

Sources and Uses of Cash

In this section, references to 2014 refer to the year ended December 31, 2014, references to 2013 refer to the year ended December 31, 2013 and references to 2012 refer to the year ended December 31, 2012.

Net cash provided by operating activities was $645.1 million in 2014 compared to $486.9 million in 2013 and $398.6 million in 2012. The change in net cash provided by operating activities in 2014 reflects net income in 2014 of $339.1 million compared to net income in 2013 of $119.8 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The net income in 2013 included fees of $124.2 million related to prepayment of debt. The increase in net cash provided by operating activities in 2013 compared to 2012 was mainly due to timing differences in cash receipts and payments relating to operating assets and liabilities primarily with an increase in advance ticket sales. The 2012 balance included net income of $168.6 million and $6.0 million related to the premium received from the issuance of $100.0 million of senior unsecured notes.

Net cash used in investing activities was $1.9 billion in 2014, primarily due to payments related to (i) the Acquisition of Prestige (ii) the delivery of Norwegian Getaway, and (iii) our Breakaway Plus Class Ships and other ship improvements and shoreside projects. Net cash used in investing activities was $894.9 million in 2013, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway, as well as other ship improvements and shoreside projects. Net cash used in investing activities was $303.8 million in 2012, primarily related to payments for construction of Norwegian Breakaway and Norwegian Getaway, the purchase of Norwegian Sky, and other ship improvements and shoreside projects.

Net cash provided by financing activities was $1.3 billion in 2014, primarily due to borrowings of an incremental $700.0 million under our $1,375.0 million term loan facility, an additional $350.0 million on our $350.0 million senior secured term loan facility borrowings under the Breakaway two loan and credit facilities related to our Breakaway Plus Class Ships partially offset by repayments of our revolving credit facility and other borrowings. In November 2014, we also issued the $680.0 million 5.25% senior unsecured notes. Net cash provided by financing activities was $414.6 million in 2013, primarily due to the issuance of our $300.0 million 5% senior unsecured notes as well as borrowings under other credit facilities and the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes and revolving credit facilities, and a payment related to the Norwegian Sky Purchase Agreement. Net cash used in financing activities was $108.2 million in 2012, primarily due to repayments of our revolving credit facilities, other borrowings and loan arrangement fees which were partially offset by borrowings on our revolving credit facilities and by the issuance of $100.0 million of senior unsecured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including future expected capital expenditures for business enhancements and ship construction contracts. As of December 31, 2014, anticipated capital expenditures together with amounts for ship construction and related export credit financing were as follows (in thousands, based on the euro/U.S. dollar exchange rate as of December 31, 2014):

	Full Year
	2015	2016	2017
Ship construction	$975,782	$648,378	$891,064
Ship financing	(683,663)	(477,197)	(666,112)
Ship construction, net of financing	$292,119	$171,181	$224,952
Business Enhancement Capital Expenditures, including ROI Capital Expenditures (1)(2)	$154,000	$160,000	$156,000
Incremental ROI Capital Expenditures for exhaust gas scrubbers	$28,000	$8,000	$—

(1)	2015 includes $51.0 million in ROI Capital Expenditures and the investment for development of Harvest Caye, our future cruise destination in Belize
(2)	Excludes amounts for exhaust gas scrubbers

We have orders with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.0 billion, or $3.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million or approximately $415.0 million, based on the euro/U.S. dollar exchange rate as of December 31, 2014. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer will be delivered in summer of 2016.

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

Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was $22.0 million, $26.3 million and $22.1 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2014, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$6,184,104	$576,947	$1,108,375	$2,739,293	$1,759,489
Due to Affiliate(2)	56,492	37,948	18,544	—	—
Operating leases(3)	42,329	7,810	13,877	9,811	10,831
Ship construction contracts(4)	3,913,248	897,818	1,347,015	1,668,415	—
Port facilities(5)	212,636	30,411	58,749	41,261	82,215
Interest(6)	863,278	177,061	324,174	212,136	149,907
Other(7)	120,424	70,538	41,573	6,313	2,000
Total	$11,392,511	$1,798,533	$2,912,307	$4,677,229	$2,004,442

(1)	Net of unamortized original issue discount of $1.1 million and includes premiums aggregating $0.9 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2014. Export credit financing is in place from syndicates of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2014.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $1.4 million of unrecognized tax benefits (we refer you to the Notes to the Consolidated Financial Statements Note—11 “Income Tax”).

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2014.

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

Interest Rate Risk

As of December 31, 2014, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of December 31, 2014, 53% of our debt was fixed and 47% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of December 31, 2014 was $1.3 billion. Based on our December 31, 2014 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $28.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2014, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the final payments on our ship construction contracts. The payments not hedged aggregate €2.6 billion, or $3.1 billion based on the euro/U.S. dollar exchange rate as of December 31, 2014. We estimate that a 10% change in the euro as of December 31, 2014 would result in a $316.3 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.8%, 18.3% and 19.2% for the years ended December 31, 2014, 2013 and 2012, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2014, we had hedged approximately 68%, 55%, 39% and 8% of our 2015, 2016, 2017 and 2018 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2015 fuel expense by $22.8 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $13.0 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has issued an attestation report regarding its assessment of NCLC’s internal control over financial reporting as of December 31, 2014, as stated in their report, which is included on page F-1.

The Acquisition of Prestige

On November 19, 2014, we acquired 100% of the equity of Prestige. As permitted by the SEC commission staff interpretive guidance for newly acquired businesses, management has excluded the Prestige business from its assessment of internal control over financial reporting as of December 31, 2014 because it acquired Prestige in November 2014 (we are permitted to omit an assessment of an acquired business’s internal control over financial reporting from our assessment of internal controls for up to one year from the acquisition date). Prestige is a wholly owned subsidiary whose total assets and total revenues represent 19.7% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Prestige Newbuild Loan Agreements

As previously disclosed, NCLH funded a portion of the purchase price and related fees and expenses for the Acquisition of Prestige by assuming certain debt of Prestige and its subsidiaries. The assumed debt included the Prestige Newbuild Loan Agreements (as defined below) which were amended in connection with the Acquisition of Prestige in order to, among other things, permit the existing term loans or commitments under each such agreement to remain outstanding following the Acquisition of Prestige, to add NCLC as a guarantor under each of the Prestige Newbuild Loan Agreements and to release Oceania and PCH from their guarantees of the Riviera Newbuild Loan Agreement and Marina Newbuild Loan Agreement (each as defined below) and Regent and PCH from their guarantees of the Explorer Newbuild Loan Agreement (as defined below). The below summarizes the principal terms of the Prestige Newbuild Loan Agreements, as amended in connection with the Acquisition of Prestige.

Riviera Newbuild Loan Agreement

On July 18, 2008, Riviera New Build, LLC, a wholly-owned subsidiary of Oceania, entered into a loan facility with Calyon and Société Générale, as Mandated Lead Arrangers and Calyon, as Agent and SACE Agent, and the banks and financial institutions lenders party thereto, providing for borrowings to finance the delivery of the Oceania Riviera (the “Riviera Newbuild Loan Agreement”). Riviera New Build, LLC’s obligations under the Riviera Newbuild Loan Agreement were guaranteed by Oceania and PCH prior to the Acquisition and are now guaranteed by NCLC as of the closing of the Acquisition of Prestige on November 19, 2014. The Riviera Newbuild Loan Agreement is also 95% guaranteed to the lenders by Servizi Assicurativi del Commercio Estero (“SACE”). On April 27, 2012, Oceania took delivery of the Oceania Riviera and concurrently borrowed $539.0 million on the loan facility. The Riviera Newbuild Loan Agreement matures on April 27, 2024, on the twelfth anniversary of the delivery date of the ship. The proceeds of the Riviera Newbuild Loan Agreement were used to finance 80% of the construction contract for the Oceania Riviera, the settlement of related euro foreign currency hedges and the balance of the export credit agency fee. Riviera New Build, LLC is required to make 24 semi-annual principal payments on the loan commencing six months after the draw-down date of April 27, 2012.

Borrowings under the Riviera Newbuild Loan Agreement are pre-payable in whole or in part without penalty. The interest rate for borrowings under the Riviera Newbuild Loan Agreement is based on six-month LIBOR plus a margin of 0.55%.

The Riviera Newbuild Loan Agreement contains financial covenants, consisting of requirements for NCLC to maintain a minimum liquidity balance at all times, a maximum total net funded debt to total capitalization ratio at all times, and certain other ratios. The Riviera Newbuild Loan Agreement also contains negative covenants that are customary for credit facilities of this type. Events of default include, among others, the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and change of control. The ship, the Oceania Riviera, certain interests relating to the ship, and the equity interests of Riviera New Build, LLC are pledged as collateral for the aforementioned debt.

Marina Newbuild Loan Agreement

On July 18, 2008, Marina New Build, LLC, a wholly-owned subsidiary of Oceania, entered into a loan facility with Calyon and Société Générale, as Mandated Lead Arrangers and Calyon, as Agent and SACE Agent, and the banks and financial institutions lenders party thereto, providing for borrowings to finance the delivery of the Oceania Marina (“Marina Newbuild Loan Agreement”). Marina New Build, LLC’s obligations under the Marina Newbuild Loan Agreement were guaranteed by Oceania and PCH prior to the Acquisition of Prestige and are now guaranteed by NCLC as of the closing of the Acquisition of Prestige on November 19, 2014. The Marina Newbuild Loan Agreement is also 95% guaranteed to the lenders by SACE. On January 19, 2011, Oceania took delivery of the Oceania Marina and concurrently borrowed $535.7 million on the loan facility. The Marina Newbuild Loan Agreement matures on January 19, 2023, the twelfth anniversary of the delivery date of the ship. Similar to the Riviera Newbuild Loan Agreement, the proceeds of the Marina Newbuild Loan Agreement were used to finance 80% of the construction contract for the Marina, the settlement of related euro foreign currency hedges and the balance of the export credit agency fee. Marina New Build, LLC is required to make 24 semi-annual principal payments on the loan commencing six months subsequent to the draw-down date of January 19, 2011.

Borrowings under the Marina Newbuild Loan Agreement are pre-payable in whole or in part without penalty. The interest rate for borrowings under the Marina Newbuild Loan Agreement is based on six-month LIBOR plus a margin of 0.55%.

The Marina Newbuild Loan Agreement contains financial covenants, including requirements for NCLC to maintain a minimum liquidity balance at all times, a maximum total net funded debt to total capitalization ratio at all times, and certain other ratios. The Marina Newbuild Loan Agreement also contains negative covenants that are customary for credit facilities of this type. Events of default include, among others, the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and change of control. The ship, the Oceania Marina, certain interests relating to the ship, and the equity interests of Marina New Build, LLC are pledged as collateral for the aforementioned debt.

Explorer Newbuild Loan Agreement

On July 31, 2013, Explorer New Build, LLC, a wholly-owned subsidiary of Regent, entered into a loan facility with Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc and KFW IPEX-Bank GmbH, as Joint Mandated Lead Arrangers and Crédit Agricole Corporate and Investment Bank, as Agent, SACE Agent and Security Trustee, and the banks and financial institutions lenders party thereto, providing for borrowings of up to $440.0 million with a syndicate of financial institutions to finance 80% of the construction contract for the Seven Seas Explorer, the settlement of related euro foreign currency hedges and the export credit agency fee (the “Explorer Newbuild Loan Agreement,” and collectively with the Riviera Newbuild Loan Agreement and the Marina Newbuild Loan Agreement, the “Prestige Newbuild Loan Agreements”). The twelve-year fully amortizing loan requires semi-annual principal and interest payments commencing six months following the draw-down date. Borrowings under the Explorer Newbuild Loan Agreement will bear interest, at the election of Explorer New Build, LLC, at either (i) a fixed rate of 3.43% per year, or (ii) six month LIBOR plus a margin of 2.80% per year. Explorer New Build, LLC is required to pay various fees to the lenders under the Explorer Newbuild Loan Agreement, including a commitment fee on the maximum undrawn loan amount payable semi-annually beginning January 2014. Obligations under the Explorer Newbuild Loan Agreement were guaranteed by Regent and PCH prior to the Acquisition of Prestige and are now guaranteed by NCLC, as of the closing of the Acquisition of Prestige on November 19, 2014, and it is also 95% guaranteed to the lenders by SACE.

The Explorer Newbuild Loan Agreement contains financial covenants, including a requirement for NCLC to maintain a minimum liquidity balance at all times, a maximum total net funded debt to total capitalization ratio at all times, and certain other ratios The Explorer Newbuild Loan Agreement also contains negative covenants that are customary for credit facilities of this type. Events of default include, among others, the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and change of control. The equity interests of Explorer New Build, LLC are, and the ship to be named the Seven Seas Explorer together with certain interests relating to the ship, when delivered, will be, pledged as collateral for the aforementioned debt.

PART III.

Items 10, 11, 12, and 13. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence.

As a wholly owned subsidiary of NCLH, we are omitting the information called for by this item in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this annual report on Form 10-K, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year ended December 31, 2014 in connection with its Annual General Meeting of Shareholders.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at www.nclhltdinvestor.com. We intend to disclose waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website, www.nclhltdinvestor.com, to the extent required by applicable rules of the Securities and Exchange Commission. None of the websites referenced in this annual report on Form 10-K or the information contained therein is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2014	2013
	(in thousands)
Fees:
Audit	$2,050	$1,600
Audit-related	2,522	221
Tax	459	2,032
All other	2	2
Total	$5,033	$3,855

The audit fees for the years ended December 31, 2014 and 2013 relate to the aggregate fees billed by PwC in connection with the audit of our regulatory and statutory reports, issuance of comfort letters and our Sarbanes-Oxley 404 attestation.

The audit-related fees for the years ended December 31, 2014 and 2013 were related to a business acquisition, risk assessments performed and a consultation.

Tax fees for the years ended December 31, 2014 and 2013 were related to tax preparation, implementation of the global tax platform1 and other tax services.

All other fees for the years ended December 31, 2014 and 2013 related to the PwC annual on-line subscription research tool.

1During 2013, we implemented a restructuring plan to provide a global tax platform for international expansion. As part of the plan, the Company became a tax resident of the U.K. As such, it qualifies for relief from U.S. Branch Profits taxes under the U.S.-U.K. Tax Treaty. In addition, the restructuring resulted in additional interest and depreciation which reduced the Company’s overall income tax expense.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2015.

NCL CORPORATION LTD.

By:	/s/ Frank J. Del Rio
Name:	Frank J. Del Rio
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Frank J. Del Rio, Wendy A. Beck, Daniel S. Farkas and Howard L. Flanders, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Frank J. Del	Rio President and Chief Executive Officer	February 27, 2015
Frank J. Del Rio	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 27, 2015
Wendy A. Beck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 27, 2015
Adam M. Aron

/s/ John Chidsey	Director	February 27, 2015
John Chidsey

/s/ Kevin Crowe	Director	February 27, 2015
Kevin Crowe

/s/ David Chua Ming Huat	Director	February 27, 2015
David Chua Ming Huat

/s/ Steve Martinez	Director	February 27, 2015
Steve Martinez

/s/ Karl Peterson	Director	February 27, 2015
Karl Peterson

/s/ Walter L. Revell	Director	February 27, 2015
Walter L. Revell

/s/ David M. Abrams	Director	February 27, 2015
David M. Abrams

/s/ F. Robert Salerno	Director	February 27, 2015
F. Robert Salerno

/s/ Robert Seminara	Director	February 27, 2015
Robert Seminara

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2	Amended and Restated Bye-Laws of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.47 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

4.1	Indenture, dated February 6, 2013, by and among NCL Corporation Ltd. as Issuer and U.S. Bank National Association as trustee with respect to $300.0 million 5.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

4.2	Indenture, dated as of November 19, 2014, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $680.0 million aggregate principal amount of 5.25% senior unsecured notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	€258.0 million Pride of America Loan, dated as of April 4, 2003, by and among Ship Holding LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(e) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.2	Supplemental Amendment, dated June 1, 2005, to €258.0 million Pride of America Loan, dated as of April 4, 2003, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.6 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.3	Seventh Supplemental Deed , dated November 13, 2006, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by an agreement dated April 20, 2004, by and among Pride of America Ship Holding, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.27 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.4	Eighth Supplemental Deed, dated December 21, 2007, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.5	Ninth Supplemental Deed, dated April 2, 2009, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.36 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.6	Tenth Supplemental Deed, dated July 22, 2010, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.6 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.7	Eleventh Supplemental Deed, dated November 18, 2010, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.7 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.8	Twelfth Supplemental Deed, dated as of June 1, 2012, to €258.0 million Pride of America Loan, dated as of April 4, 2003, as amended, by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantees by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.9	Thirteenth Supplemental Deed, dated June 21, 2013, to €258.0 million Pride of America Loan dated as of April 4, 2003 (as amended), by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL America LLC, as manager, NCL (Bahamas) Ltd., as Sub-Agent, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.10	$334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(h) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.11	First Supplemental Deed, dated as of September 30, 2005, to $334.1 million Norwegian Jewel Loan, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.11 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.12	Second Supplemental Deed, dated April 4, 2006, and Third Supplemental Deed, dated November 13, 2006, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.30 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.13	Fourth Supplemental Deed, dated December 21, 2007, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.57 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.14	Fifth Supplemental Deed, dated April 2, 2009, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.35 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.15	Sixth Supplemental Deed, dated July 22, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.17 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.16	Seventh Supplemental Deed, dated November 18, 2010, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.18 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.17	Eighth Supplemental Deed, dated June 1, 2012, to $334.1 million Norwegian Jewel Loan, dated as of April 20, 2004, as amended, by and among Norwegian Jewel Limited, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.18	Ninth Supplemental Deed, dated June 21, 2013 to $334.1 million Norwegian Jewel Loan dated as of April 20, 2004 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as manager, HSBC Bank PLC, as agent and trustee, Commerzbank Aktiengesellschaft, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.19	€308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4(i) to NCL Corporation Ltd.’s registration statement on Form F-4 filed on October 3, 2005 (File No. 333-128780)) +

10.20	Second Supplemental Deed, dated as of September 30, 2005, to €308.1 million Pride of Hawai’i Loan, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.13 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 29, 2006 (File No. 333-128780))

10.21	Third Supplemental Deed, dated November 13, 2006, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.31 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.22	Fourth Supplemental Deed, dated December 21, 2007, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.23	Fifth Supplemental Deed, dated February 10, 2008, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 4.60 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.24	Sixth Supplemental Deed, dated April 2, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.37 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.25	Seventh Supplemental Deed, dated October 19, 2009, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, Inc., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.25 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.26	Eighth Supplemental Deed, dated July 22, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.26 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.27	Ninth Supplemental Deed, dated November 18, 2010, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.27 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141))

10.28	Tenth Supplemental Deed, dated June 1, 2012, to €308.1 million Pride of Hawai’i Loan, dated as of April 20, 2004, as amended, by and among Pride of Hawai’i, LLC, NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.29	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.30	€662.9 million Syndicated Loan Facility, dated September 22, 2006, by and among F3 Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., for the construction of Hull D33 at Aker Yards S.A. (incorporated herein by reference to Exhibit 4.34 to our annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.31	First Supplemental Deed, dated December 21, 2007, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.63 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.32	Second Supplemental Deed, dated April 24, 2008, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 1, 2014 (File No. 001-35784))

10.33	Third Supplemental Deed, dated April 2, 2009, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.33 to Amendment No. 1 to NCL Corporation Ltd.’s annual report on Form 20-F filed on May 25, 2010 (File No. 333-128780)) +

10.34	Fourth Supplemental Deed, dated June 9, 2010, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.41 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.35	Fifth Supplemental Deed, dated July 22, 2010, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd., NCL Corporation Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.42 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.36	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.37	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.38	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.39	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.40	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.41	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.42	Amendment No. 1 to Amended and Restated Shareholders’ Agreement of Norwegian Cruise Line Holdings, Ltd., dated as of November 19, 2014, by and among Norwegian Cruise Line Holdings, Ltd., Genting Honk Kong Limited, STAR NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIG VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., TPG Viking AIV III, L.P., AIF VI Euro Holdings, L.P., AAA Guarantor – Co-Invest VII, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

10.43	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.8 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.44	Addendum No. 1, dated October 12, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.9 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.45	Addendum No. 2, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Three, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.10 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.46	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.11 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.47	Addendum No. 1, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.12 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.48	Addendum No. 2, dated July 9, 2013, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))+

10.49	Addendum No. 3, dated May 22, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))+

10.50	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.51	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.52	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.53	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.54	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.55	€126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, by and among Pride of Hawaii, LLC and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.60 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.56	First Amendment, dated November 29, 2011, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 4.59 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.57	Second Amendment, dated May 31, 2012, to €126.1 million Pride of Hawai’i Credit Agreement, dated November 18, 2010, as amended, by and among Pride of Hawaii, LLC and a syndicate of international banks (incorporated herein by reference to Exhibit 10.15 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.58	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Pride of Hawai’i Credit Agreement dated as of November 18, 2010 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent, collateral agent and Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.59	€126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, by and among Norwegian Jewel Limited and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.61 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.60	First Amendment, dated November 29, 2011, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 4.58 to NCL Corporation Ltd.’s annual report on Form 20-F filed on February 22, 2012 (File No. 333-128780))

10.61	Second Amendment, dated May 31, 2012, to €126.1 million Norwegian Jewel Credit Agreement, dated November 18, 2010, as amended, by and among Norwegian Jewel Limited and a syndicate of international banks (incorporated herein by reference to Exhibit 10.16 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.62	Third Supplemental Deed, dated June 21, 2013 to €126.1 million Norwegian Jewel Credit Agreement dated as of November 18, 2010 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, KFW IPEX-Bank GmbH, as facility agent and collateral agent, Commerzbank Aktiengesellschaft, as the Hermes Agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +

10.63	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.64	€590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.18 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.65	Credit Agreement dated as of May 24, 2013, by and among NCL Corporation Ltd., Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, DNB Bank ASA and Nordea Bank Finland Plc, New York Branch, as co-syndication agents, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784 )) +

10.66	Amended and Restated Credit Agreement, dated as of October 31, 2014, but effective as of November 19, 2014, by and among NCL Corporation Ltd., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, DNB Bank ASA and Nordea Bank Finland Plc, New York Branch, as co-syndication agents, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.66 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.67	Term B Incremental Assumption Agreement, dated as of November 19, 2014, by and among JPMorgan Chase Bank, N.A., as the Term B lender and administrative agent, NCL Corporation Ltd and Voyager Vessel Company, LLC, as the borrowers (incorporated herein by reference to Exhibit 10.67 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.68	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.69	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.70	€665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.71	€665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.72	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.73	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.74	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.75	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.76	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.77	Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.78	Shipbuilding Contract, dated June 21, 2013, between Fincantieri Cantieri Navali Italiani SpA and Explorer New Build, LLC (incorporated herein by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))#

10.79	Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.80	Amended and Restated Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on June 6, 2013, and effective on April 1, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q Filed on July 30, 2013 (File No. 001-35784))*

10.81	Separation Agreement and Release among Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into as of January 8, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 9, 2015 (File No. 001-35784))*

10.82	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on October 21, 2010 (incorporated herein by reference to Exhibit 10.63 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.83	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on July 9, 2008 (incorporated herein by reference to Exhibit 10.64 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.84	Employment Agreement by and between NCL (Bahamas) Ltd. and Maria Miller, entered into on June 1, 2009 (incorporated herein by reference to Exhibit 10.65 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.85	Employment Agreement by and between NCL (Bahamas) Ltd. and Robert Becker, entered into on March 17, 2008 (incorporated herein by reference to Exhibit 10.66 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.86	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Madsen, entered into on October 13, 2014 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 14, 2014 (File No. 001-35784))*

10.87	Employment Agreement by and between Prestige Cruise Holdings, Inc. and Jason M. Montague, entered into on November 28, 2014 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 1, 2014 (File No. 001-35784))*

10.88	Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.89	Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.90	Employment Agreement by and between Prestige Cruise Holdings, Inc. and Kunal Kamlani, entered into on November 19, 2014 (incorporated herein by reference to Exhibit 10.90 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.91	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.92	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.93	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.94	Memorandum of Agreement, dated June 1, 2012, and Addendum No. 1 thereto, dated June 1, 2012, entered into by and among Norwegian Sky, Ltd. and the parties named therein (incorporated herein by reference to Exhibit 10.19 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.95	Form of Profits Sharing Agreement Award Notice (incorporated herein by reference to Exhibit 10.92 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.96	Norwegian Cruise Line Holdings Ltd. 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.93 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.97	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.98	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., TPG Viking I, L.P., TPG Viking II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.99	Contribution and Exchange Agreement by and among Norwegian Cruise Line Holdings, Ltd., NCL Investment Limited and NCL Investment II Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.100	Contribution and Exchange Agreement by and between Norwegian Cruise Line Holdings, Ltd., and Star NCLC Holdings Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.101	Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A-Form Exchange Agreement for NCL Corporation Ltd.) (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.102

First Amendment to the Amended and Restated United States Tax Agreement for NCL Corporation Ltd., dated April 9, 2014 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 1, 2014 (File No. 001-35784))

10.103	Second Amendment to the Amended and Restated United States Tax Agreement for NCL Corporation Ltd., dated September 29, 2014 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))

10.104	Second Amended and Restated United States Tax Agreement for NCL Corporation Ltd. (including Annex A First Amended and Restated Exchange Agreement for NCL Corporation Ltd.), dated November 12, 2014 (incorporated herein by reference to Exhibit 10.104 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.105	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

10.106	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784)) *

10.107	Form of Management Exchange Agreement (incorporated herein by reference to Exhibit 10.107 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.108	Directors’ Compensation Policy (incorporated herein by reference to Exhibit 10.108 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

21.1**	List of Subsidiaries of NCL Corporation Ltd.

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from NCL Corporation Ltd.’s Annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLC for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income of NCLC for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets of NCLC as of December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2014, 2013 and 2012; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

NCL Corporation Ltd. Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance 12/31/11	Charged to	Charged to	Deductions	Balance 12/31/12
		costs and expenses	other accounts(a)

Valuation allowance on deferred tax assets	$97,911	$—	$15,284	$—	$113,195

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) revaluation of deferred tax assets from their functional currency to USD.

		Additions
Description	Balance 12/31/12	Charged to	Charged to	Deductions (a)	Balance 12/31/13
		costs and expenses	other accounts -

Valuation allowance on deferred tax assets	$113,195	$—	$—	$(28,500)	$84,695

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) revaluation of deferred tax assets from their functional currency to USD.

		Additions
Description	Balance 12/31/13	Charged to	Charged to	Deductions (a)	Balance 12/31/14
		costs and expenses	other accounts -

Valuation allowance on deferred tax assets	$84,695	$—	$47,032	$(50,023)	$81,704

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) revaluation of deferred tax assets from their functional currency to USD.

65

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCL Corporation Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the Prestige Cruises International, Inc. business from its assessment of internal control over financial reporting as of December 31, 2014 because the Company acquired Prestige Cruises International, Inc. in November 2014. We have also excluded the Prestige Cruises International, Inc. business from our audit of internal control over financial reporting. Prestige Cruises International, Inc. is a wholly owned subsidiary whose total assets and total revenues represent 19.7% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 27, 2015

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenue
Passenger ticket	$2,212,547	$1,815,869	$1,604,563
Onboard and other	913,334	754,425	671,683
Total revenue	3,125,881	2,570,294	2,276,246
Cruise operating expense
Commissions, transportation and other	503,722	455,816	410,531
Onboard and other	224,000	195,526	173,916
Payroll and related	452,647	340,430	293,059
Fuel	326,231	303,439	283,678
Food	168,240	136,785	125,807
Other	271,784	225,663	191,442
Total cruise operating expense	1,946,624	1,657,659	1,478,433
Other operating expense
Marketing, general and administrative	398,659	298,265	251,183
Depreciation and amortization	273,147	215,593	189,537
Total other operating expense	671,806	513,858	440,720
Operating income	507,451	398,777	357,093
Non-operating income (expense)
Interest expense, net	(151,754)	(282,602)	(189,930)
Other income (expense)	(10,853)	1,403	2,099
Total non-operating income (expense)	(162,607)	(281,199)	(187,831)
Net income before income taxes	344,844	117,578	169,262
Income tax benefit (expense)	(5,739)	2,237	(706)
Net income	$339,105	$119,815	$168,556

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$339,105	$119,815	$168,556
Other comprehensive income (loss):
Shipboard Retirement Plan	(2,311)	2,538	(1,330)
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	(238,436)	2,247	19,907
Amount realized and reclassified into earnings	13,354	(4,128)	(16,402)
Total other comprehensive income (loss)	(227,393)	657	2,175
Total comprehensive income	$111,712	$120,472	$170,731

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$82,862	$52,132
Accounts receivable, net	32,432	18,260
Inventories	56,555	43,715
Prepaid expenses and other assets	112,965	64,424
Total current assets	284,814	178,531
Property and equipment, net	8,623,773	5,647,670
Goodwill and intangible assets	2,383,928	611,330
Other long-term assets	258,792	183,281
Total assets	$11,551,307	$6,620,812
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$576,947	$286,575
Accounts payable	101,983	86,788
Accrued expenses and other liabilities	545,103	226,528
Due to Affiliate	37,948	46,249
Advance ticket sales	817,207	411,829
Total current liabilities	2,079,188	1,057,969
Long-term debt	5,607,157	2,841,214
Due to Affiliate	18,544	55,128
Other long-term liabilities	327,061	34,240
Total liabilities	8,031,950	3,988,551
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 and 21,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	37	25
Additional paid-in capital	3,687,419	2,828,568
Accumulated other comprehensive income (loss)	(244,355)	(16,962)
Retained earnings (deficit)	76,256	(179,370)
Total shareholders’ equity	3,519,357	2,632,261
Total liabilities and shareholders’ equity	$11,551,307	$6,620,812

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$339,105	$119,815	$168,556
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	304,877	245,111	216,137
Loss (gain) on derivatives	7,274	(861)	1,945
Deferred income taxes, net	3,975	—	—
Write-off of financing fees	15,628	36,357	2,358
Share-based compensation expense	14,617	23,075	5,160
Premium on debt issuance	—	—	6,000
Changes in operating assets and liabilities excluding the impact of the Acquisition of Prestige:
Accounts receivable, net	(10,338)	(3,198)	(4,592)
Inventories	(261)	(4,034)	(3,447)
Prepaid expenses and other assets	(8,363)	10,164	(3,490)
Accounts payable	315	7,662	(1,228)
Accrued expenses and other liabilities	2,211	(2,392)	(3,107)
Advance ticket sales	(23,947)	55,181	14,302
Net cash provided by operating activities	645,093	486,880	398,594
Cash flows from investing activities
Acquisition of Prestige	(826,686)	—	—
Additions to property and equipment and other	(1,051,974)	(894,851)	(303,840)
Net cash used in investing activities	(1,878,660)	(894,851)	(303,840)
Cash flows from financing activities
Repayments of long-term debt	(1,688,720)	(2,393,613)	(859,422)
Repayments to Affiliate	(37,043)	(116,694)	—
Dividends	(73,700)	—	—
Proceeds from long-term debt	3,189,721	2,522,311	800,618
Contribution from NCLH	—	460,000	—
Partnership tax distributions	(9,779)	—	—
Deferred financing fees and other	(116,182)	(57,401)	(49,376)
Net cash provided by (used in) financing activities	1,264,297	414,603	(108,180)
Net increase (decrease) in cash and cash equivalents	30,730	6,632	(13,426)
Cash and cash equivalents at beginning of year	52,132	45,500	58,926
Cash and cash equivalents at end of year	$82,862	$52,132	$45,500

Supplemental disclosures (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2011	$25	$2,331,973	$(19,794)	$(467,741)	$1,844,463
Share-based compensation	—	660	—	—	660
Transactions with Affiliates, net	—	2,930	—	—	2,930
Other comprehensive income	—	—	2,175	—	2,175
Net income	—	—	—	168,556	168,556
Balance, December 31, 2012	25	2,335,563	(17,619)	(299,185)	2,018,784
Contribution from NCLH	—	460,000	—	—	460,000
Share-based compensation	—	33,075	—	—	33,075
Transactions with Affiliates, net	—	(70)	—	—	(70)
Other comprehensive income	—	—	657	—	657
Net income	—	—	—	119,815	119,815
Balance, December 31, 2013	25	2,828,568	(16,962)	(179,370)	2,632,261
Share-based compensation	—	14,617	—	—	14,617
Transactions with Affiliates, net	—	(60)	—	—	(60)
Dividends	—	—	—	(73,700)	(73,700)
Partnership tax distributions	—	—	—	(9,779)	(9,779)
Issuance of ordinary shares	12	10,152	—	—	10,164
Acquisition of Prestige	—	834,142	—	—	834,142
Other comprehensive loss	—	—	(227,393)	—	(227,393)
Net income	—	—	—	339,105	339,105
Balance, December 31, 2014	$37	$3,687,419	$(244,355)	$76,256	$3,519,357

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a diversified cruise operator of leading global cruise lines spanning market segments from contemporary to luxury under the Norwegian, Oceania and Regent brands. These brands operate 21 ships with approximately 40,000 Berths visiting 420 worldwide destinations. The Company’s brands will introduce six additional ships through 2019 increasing the total Berths to approximately 58,000. Norwegian is the innovator in cruise travel with a history of breaking the boundaries of traditional cruising, most notably with the introduction of “Freestyle Cruising,” which revolutionized the industry by giving guests more freedom and flexibility on the most contemporary ships at sea. Oceania is the market leader in the upper-premium cruise segment featuring the finest cuisine at sea, elegant accommodations, impeccable service and destination-driven itineraries. Regent is the market leader in the luxury cruise segment with all-suite accommodations, highly personalized service and the industry’s most inclusive luxury experience featuring round-trip air, fine wines and spirits and unlimited shore excursions among its numerous included amenities.

Norwegian commenced operations from Miami in 1966. In February 2000, Genting HK acquired control of and subsequently became the sole owner of the Norwegian operations.

In January 2008, the Apollo Funds acquired 50% of the outstanding ordinary share capital of NCLC. As part of this investment, the Apollo Funds assumed control of NCLC’s Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of NCLC’s outstanding share capital from the Apollo Funds.

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. On January 24, 2013, NCLH consummated the IPO. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH at a share exchange ratio of 1.0 to 8.42565 and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). Accordingly, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not prior to the completion of the Corporate Reorganization conducted any activities other than those incidental to its formation and to preparations for the Corporate Reorganization and IPO. The Corporate Reorganization resulted in all parties being in the same economic position as they were immediately prior to the IPO. As the economic position of the investors did not change as part of the Corporate Reorganization it is considered a nonsubstantive merger from an accounting perspective.

As a result of the Corporate Reorganization, NCLC was treated as a partnership for U.S. federal income tax purposes, and the terms of the partnership (including the economic rights with respect thereto) are set forth in an amended and restated tax agreement for NCLC. Economic interests in NCLC were represented by the partnership interests established under the tax agreement, which we refer to as “NCL Corporation Units.” The NCL Corporation Units held by NCLH (as a result of its ownership of 100% of the ordinary shares of NCLC) represented a 97.3% economic interest in NCLC as of the consummation of the IPO. The remaining 2.7% economic interest in NCLC as of the consummation of the IPO was in the form of Management NCL Corporation Units held by management (or former management).

In March 2014, December 2013 and August 2013 the Sponsors completed the Secondary Equity Offerings.

On November 19, 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a diversified product portfolio and strong market presence (we refer you to Note—4 “The Acquisition of Prestige”).

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares. NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists. Accordingly, NCLC is now treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant, options to acquire its ordinary shares to our management team under its long-term incentive plan.

As a result of the aforementioned transactions, the Sponsors owned 56.0% of NCLH’s ordinary shares as of December 31, 2014 (we refer you to Note 8—“Related Party Disclosures”).

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $2.8 million and $1.8 million as of December 31, 2014 and 2013, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or market using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs incurred that result in tangible assets, including brochures, are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $14.3 million and $7.6 million as of December 31, 2014 and 2013, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $122.5 million, $89.0 million and $83.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and Equipment, Net

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

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets and after a 15% reduction for the estimated residual values of ships as follows:

Useful Life
Ships	30 years
Computer hardware and software	3-10 years
Other property and equipment	3-40 years
Leasehold improvements	Shorter of lease term or asset life

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

We have concluded that our business has a single reportable segment. Each brand, Oceania, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic characteristics, including similar margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

The impairment review of goodwill is based on a combined approach using the expected future cash flows of our operating segments and market multiples to determine the fair values of our reporting units. Our discounted cash flow valuation reflects our projection for growth and profitability, taking into account our assessment of future market conditions and demand, as well as a determination of a cost of capital that incorporates both business and financial risks. We believe that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses on a pro rata basis over the period of the voyage.

Revenue and expenses include taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included on a gross basis are $191.4 million, $147.6 million and $133.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense) and such gains or losses were immaterial for the years ended December 31, 2014, 2013 and 2012.

Derivative Instruments and Hedging Activity

We enter into derivative contracts, primarily forward, swap, option and three-way collar contracts, to reduce our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes the correlation between fluctuations in the fair value of the hedged item and the fair value of the related derivative instrument and its effectiveness as a hedge. As the derivative is marked to fair value, we elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on service period and not contingent upon any future performance. We refer you to Note 10—“Employee Benefits and Share Option Plans.”

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Oceania, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic characteristics, including similar margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to guests who make reservations in North America. Revenue attributable to North American guests was 80.1%, 79.9% and 80.5% for the years ended December 31, 2014, 2013 and 2012, respectively. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships.

Recently Issued Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. ASU No. 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the guidance to determine the potential impact of adopting ASU No. 2014-09 on our results of operations, cash flows and financial position.

3.	Goodwill and Intangible Assets

Goodwill and intangible assets increased due to the Acquisition of Prestige by $985.1 million and $800.0 million, respectively.

The following table sets forth changes in the Company’s goodwill due to the Acquisition of Prestige for the year ended December 31, 2014 (in thousands):

Goodwill
Balance at December 31, 2013	$403,805
Goodwill assigned in purchase price allocations (see Note 4)	985,126
Balance at December 31, 2014	$1,388,931

The gross carrying amounts included within goodwill and intangible assets, the related accumulated amortization and the weighted-average amortization periods of the Company’s intangible assets are listed in the following table (in thousands, except amortization period):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(4,556)	6.0
Backlog	70,000	(7,972)	1.0
Tradenames (Indefinite-lived)	817,525	—	N/A
Total intangible assets	$1,007,525	$(12,528)	4.2

The following table sets forth the Company’s amortization of intangible assets (in thousands):

Year ended December 31,	Amortization Expense
2015	$72,999
2016	21,066
2017	30,273
2018	24,889
2019	18,414
Thereafter	9,831

4.	The Acquisition of Prestige

On September 2, 2014, NCLH entered into an agreement with funds affiliated with Apollo and other owners to acquire 100% of the equity of Prestige. The combination of the Norwegian and Prestige brands creates a diversified cruise operating company. Prestige’s Oceania and Regent brands focus on providing guests with vacation experiences onboard eight mid-size cruise ships that operate in the upper premium and luxury market segments. We plan to maintain the brand integrity of both Oceania and Regent to ensure a consistent upscale guest experience.

The Acquisition of Prestige and the principal factors that contribute to the recognition of goodwill are enhancements of our financial profile by creating a company with increased economies of scale, greater operating leverage and synergies. These synergies include revenue enhancements and opportunities for savings in various areas. The Acquisition of Prestige also creates a company with greater cash flow generation, accelerating the ability to delever our balance sheet.

On November 19, 2014, we completed the Acquisition of Prestige. Consideration consisted of $1.1 billion in cash and non-cash considerations of 19,969,889 NCLH ordinary shares valued at $834.1 million based on the closing market price of NCLH’s shares as of November 18, 2014 and contingent consideration valued at $43.4 million. In addition, we assumed debt of $1.6 billion from Prestige. The contingent consideration arrangement subjects NCLH to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones. The contingent consideration was valued using various projected 2015 revenue scenarios weighted by the likelihood of each scenario occurring. The probability weighted payout was then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows.

Prestige is reported in our results of operations for the period ended December 31, 2014 which includes approximately $111.7 million of revenue and approximately $19.7 million of operating loss related to Prestige.

The excess of the cost of acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill, which is not expected to be deductible for tax purposes. Our preliminary fair valuation of assets acquired and liabilities assumed, is based on all available information, including, in part, certain valuations and other analyses. Solely as a result of uncertainty related to potential adjustments to the consideration allocation, which adjustments, if any, are not expected to be material to the consolidated financial statements, the preliminary purchase price allocation is not finalized as of December 31, 2014.

Based on this preliminary fair valuation, the purchase price is allocated as follows (in thousands):

Preliminary Consideration Allocated (in thousands):

Preliminary value assigned:

Accounts receivable	$6,916
Inventories	12,579
Prepaid expenses and other assets	48,670
Amortizable intangible assets	190,000
Property and equipment	2,175,039
Goodwill and tradenames	1,595,126
Other long-term assets	15,607
Current portion of long-term debt	(97,006)
Accounts payable	(14,880)
Accrued expenses and other liabilities	(190,256)
Advance ticket sales	(439,313)
Long-term debt	(1,456,038)
Other long-term liabilities	(142,216)
Total consideration allocated, net of $295.8 million of cash acquired	$1,704,228

Goodwill and intangible assets acquired include the following (in thousands):

Goodwill	$985,126
Tradenames (indefinite lived)	610,000
Backlog (1 year amortization period)	70,000
Customer relationships (6 year amortization period)	120,000

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of NCLH and Prestige as if the Acquisition of Prestige had occurred on January 1, 2013. The pro forma results presented below for 2014 and 2013 combine the historical results of NCLH and Prestige for 2014 and 2013. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the Acquisition of Prestige been completed as of January 1, 2013 and should not be taken as indicative of our future consolidated results of operations or financial condition.

The unaudited pro forma financial information was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Total revenue	$4,310,079	$3,704,692
Net income	499,061	16,280

The unaudited pro forma financial information includes non-recurring pro forma adjustments of $57.5 million in acquisition related expenses within Marketing, general and administrative expense, a purchase price adjustment decreasing passenger ticket revenue by $48.9 million, $15.4 million of expenses related to financing transactions in conjunction with the Acquisition of Prestige within interest expense and $70.0 million of amortization related to the backlog intangible asset in the year ended December 31, 2013.

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the year ended December 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)		$(7,209)
Current period other comprehensive loss before reclassifications	(241,125)	(238,436)		(2,689)
Amounts reclassified	13,732	13,354	(1)	378 (2)
Accumulated other comprehensive income (loss) at end of period	$(244,355)	$(234,835	)(3)	$(9,520)

(1)	We refer you to Note 9—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Of the existing amounts related to derivatives designated as cash flow hedges, approximately $103.4 million of loss is expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for year ended December 31, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive income before reclassifications	4,317	2,247		2,070
Amounts reclassified	(3,660)	(4,128	)(1)	468 (2)
Accumulated other comprehensive income (loss) at end of period	$(16,962)	$(9,753)		$(7,209)

(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

6.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Ships	$9,706,093	$6,542,073
Ships under construction	290,381	297,624
Land	1,009	1,009
Other	351,377	273,077
	10,348,860	7,113,783
Less: accumulated depreciation and amortization	(1,725,087)	(1,466,113)
Total	$8,623,773	$5,647,670

Ships increased to $9.7 billion from $6.5 billion primarily due to the Acquisition of Prestige as well as the addition of Norwegian Getaway. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $273.1 million, $215.6 million and $189.5 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $69.9 million, $67.1 million and $44.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Ships under construction include progress payments to the shipyard, planning and design fees, loan interest and commitment fees and other associated costs. Interest costs associated with the construction of ships that were capitalized during the construction period amounted to $22.0 million, $26.3 million and $22.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In December 2014, an incident onboard Oceania’s Insignia resulted in the cancellation of certain voyages. Repairs on the ship are on schedule for a return to service in March 2015. This resulted in a reduction to diluted EPS for the full year 2014 of $0.02.

7.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2014	2013	Through	2014	2013
				(in thousands)
€662.9 million Norwegian Epic term loan (1)	2.02%	2.02%	2022	$535,708	$599,996
$625.0 million senior secured revolving credit facility	2.16 - 2.17%	2.16 - 2.17%	2018	200,000	231,000
$350.0 million senior secured term loan facility	4.00%	—	2021	350,000	—
$1,375.0 million term loan facility	2.17%	2.17%	2018	1,315,625	658,125
€308.1 million Pride of Hawai’i loan (1)	1.18%	1.19%	2018	130,194	167,392
$300.0 million 5.00% senior unsecured notes (2)	5.00%	5.00%	2018	298,926	298,618
$334.1 million Norwegian Jewel term loan	1.18%	1.19%	2017	81,065	108,087
€258.0 million Pride of America Hermes loan (1)	1.19%	1.19%	2017	63,526	88,936
€529.8 million Breakaway one loan (1)	1.84%	1.84%	2025	594,104	650,685
€529.8 million Breakaway two loan (1)	4.50%	4.50%	2026	666,808	144,947
€590.5 million Breakaway three loan (1)	2.98%	2.98%	2027	121,278	34,045
€590.5 million Breakaway four loan (1)	2.98%	2.98%	2029	35,057	35,057
€126 million Norwegian Jewel term loan(1)	1.18%	1.14 - 1.19%	2017	57,989	47,837
€126 million Norwegian Jade term loan(1)	1.18%	1.14 - 1.19%	2017	58,524	48,105
€666 million Seahawk 1 term loan(1)	3.92%	—	2030	40,845	—
€666 million Seahawk 2 term loan(1)	3.92%	—	2031	40,845	—
$680 million 5.25% senior unsecured notes	5.25%	—	2019	680,000	—
Sirena loan	2.75%	—	2019	82,000	—
Marina newbuild loan(3)	0.88%	—	2023	379,868	—
Riviera newbuild loan(4)	0.87%	—	2024	427,184	—
Capital lease obligations	1.62%-12.93%	1.62 - 5.00%	2022	24,558	14,959
Total debt				6,184,104	3,127,789
Less: current portion of long-term debt				(576,947)	(286,575)
Total long-term debt				$5,607,157	$2,841,214

(1)	Currently U.S. dollar-denominated.
(2)	Net of unamortized original issue discount of $1.1 million as of December 31, 2014.
(3)	Includes premium of $0.4 million as of December 31, 2014.
(4)	Includes premium of $0.5 million as of December 31, 2014.

In November 2014, concurrent with the Acquisition of Prestige, NCLC and certain of its subsidiaries (i) borrowed an incremental $700.0 million under our $1,375.0 million term loan facility (ii) entered into a $350.0 million senior secured term loan facility (iii) amended the Marina and Riviera newbuild loan agreements to, among other things, permit the existing term loans or commitments thereunder to remain outstanding following the Acquisition of Prestige, and (iv) issued the $680.0 million 5.25% senior unsecured notes. Also in November 2014, we borrowed $82.0 million related to the acquisition of Sirena.

In July 2014, we entered into the €666 million Seahawk 1 term loan and the €666 million Seahawk 2 term loan to finance 80% of the contract price of two of our Breakaway Plus Class Ships for delivery in the spring of 2018 and the fall of 2019.

We have export credit financing in place that provides financing for 80% of the Seven Seas Explorer’s contract price. As of December 31, 2014, no borrowings were outstanding under this Explorer newbuild loan agreement.

Costs incurred in connection with the arranging of loan financing have been deferred and are amortized over the life of the loan agreement. Interest expense, net for the year ended December 31, 2014 includes $32.3 million of amortization and $15.4 million of expenses related to financing transactions in connection with the Acquisition of Prestige.  For the years ended December 31, 2013 and 2012, interest expense, net included amortization of $64.9 million (including a $37.3 million write-off of deferred financing fees) and amortization of $28.2 million (including a $2.4 million write-off of deferred financing fees), respectively.

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2014. There are no restrictions in the agreements that limit intercompany borrowings or dividends between our subsidiaries that would impact our ability to meet our cash obligations.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2014 for each of the next five years (in thousands):

Year	Amount
2015	$576,947
2016	573,929
2017	534,446
2018	1,746,830
2019	992,463
Thereafter	1,759,489
Total	$6,184,104

We had an accrued interest liability of $32.8 million and $10.2 million as of December 31, 2014 and 2013, respectively.

8.	Related Party Disclosures

Transactions with Genting HK, the Apollo Funds and the TPG Viking Funds

As of December 31, 2014, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Genting HK (1)	56,819,334	25.0%
Apollo Funds (2)	54,659,020	24.0%
TPG Viking Funds (3)	16,079,834	7.0%

(1)	Genting HK owns our ordinary shares indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary.
(2)	The Apollo Funds include AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P.
(3)	The TPG Viking Funds include TPG Viking, L.P., a Delaware limited partnership, TPG Viking AIV I, L.P., a Cayman Islands exempted limited partnership, TPG Viking AIV II, L.P., a Cayman Islands exempted limited partnership and TPG Viking AIV III, L.P., a Delaware limited partnership.

On September 2, 2014, NCLH entered into the Merger Agreement with funds affiliated with Apollo and other owners for total consideration of $3.025 billion (including assumption of debt) in cash and stock. On November 19, 2014, we completed the Acquisition of Prestige. The acquisition consideration is subject to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones.

Following NCLH’s IPO, NCLH contributed $460.0 million to NCLC.

In May 2011, we entered into an agreement with Star Cruise Management Limited, a wholly-owned subsidiary of Genting HK, whereby Star Cruise Management Limited will provide sales, marketing and promotional services in the Asia Pacific region. We pay a monthly commission fee based on net ticket revenue generated under the agreement and have paid $2.3 million under the contract through December 31, 2014.

In January 2011, we entered into an agreement with Crystal Aim Limited, a wholly-owned subsidiary of Genting HK, for the operation of a call center. Compensation under the agreement is based on an hourly rate for the services provided. We have paid approximately $1.1 million under the contract through December 31, 2014.

In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, $79.7 million of such amount was paid to Genting HK within fourteen days of the consummation of the IPO, together with accrued interest thereon, and the remaining balance is to be repaid over seven equal semi-annual payments the first of which was due and paid in June 2013 and has a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. The payable is collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship and is included in the balance sheet caption “Due to Affiliate” on our consolidated balance sheets. We have paid $203.7 million to Genting HK in connection with the Norwegian Sky Purchase Agreement through December 31, 2014.

In July 2009, we entered into an agreement with Caesars Entertainment establishing a marketing alliance which incorporates cross company marketing, purchasing and loyalty programs. Caesars Entertainment is owned by Affiliates of both Apollo and TPG.

In November 2006, we entered into an agreement with Sabre Inc., an affiliate of TPG, for the use of reservation software. We pay a commission fee based on the number of annual bookings made through the system. We have paid approximately $9.3 million under the contract through December 31, 2014.

9.	Fair Value Measurements and Derivatives

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$—	$5,024	$—	$666

	Other long-term assets	—	6,869	—	9

	Accrued expenses and other liabilities	—	—	111,304	—

	Other long-term liabilities	190	—	77,250	—
Fuel collars designated as hedging instruments
	Prepaid expenses and other assets	—	452	—	195
Fuel options not designated as hedging instruments
	Prepaid expenses and other assets	—	—	—	195
Foreign currency options designated as hedging instruments
	Accrued expenses and other liabilities	—	—	—	9,815
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	—	2,624	—	—
	Accrued expenses and other	—	—	29,498	6,582

		Asset		Liability
	Balance Sheet location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	liabilities

	Other long-term liabilities	—	—	118	—
Foreign currency collar designated as a hedging instrument
	Prepaid expenses and other assets	—	12,502	—	—
Foreign currency collar not designated as a hedging instrument
	Other long-term assets	—	—	16,744	—
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	5,736	1,707

	Other long-term liabilities	—	—	3,104	1,374
Interest rate swap not designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,823	—

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

Our derivative contracts include rights of offset with our counterparties when right of offset exists. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments.

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

December 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Liabilities	$247,577	$(190)	$247,387	$(59,023)	$188,364

December 31, 2013	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$27,471	$(1,065)	$26,406	$(15,126)	$11,280
Liabilities	19,478	—	19,478	(19,478)	—

Fuel Swaps

As of December 31, 2014, we had fuel swaps maturing through December 31, 2018 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.3 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(198,595)	$8,532	$18,906
Loss recognized in other income (expense) – ineffective portion	(5,753)	(345)	(509)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	8,388	(6,250)	(14,448)

Fuel Collars and Options

We had fuel collars and fuel options maturing through December 2014, which were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(1,024)	$(1,152)	$592
Gain (loss) recognized in other income (expense) – ineffective portion	(292)	(26)	165
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	1,888	1,547	(1,954)

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain (loss) recognized in other income (expense)	$(864)	$1,340	$3,218

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

	Year Ended December 31,
	2014	2013	2012
Loss recognized in other comprehensive income (loss) – effective portion	$(1,157)	$(3,304)	$(19,428)
Loss recognized in other income (expense) – ineffective portion	(241)	(97)	(864)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	1,269	470	—

Foreign Currency Forward Contracts

As of December 31, 2014, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €364.5 million, or $446.1 million based on the euro/U.S. dollar exchange rate as of December 31, 2014.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain (loss) recognized in other comprehensive income (loss) –	$(30,686)	$(2,983)	$11,685

	Year Ended December 31,
	2014	2013	2012
effective portion
Gain (loss) recognized in other income (expense) – ineffective portion	(7)	67	—
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	(243)	(84)	—

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain recognized in other income (expense)	$—	$20	$—

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014, which was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(1,588)	$4,350	$8,152
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	(333)	—	—

As of December 31, 2014, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €274.4 million, or $332.0 million based on the euro/U.S. dollar exchange rate as of December 31, 2014. The effects on the consolidated financial statements of the foreign currency collar which was not designated as a hedging instrument was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss recognized in other income (expense)	$(6,980)	$—	$—

Interest Rate Swaps

As of December 31, 2014, we had interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.3 billion.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss recognized in other comprehensive income (loss) – effective portion	$(5,386)	$(3,196)	$—
Amount reclassified from other comprehensive income (loss) into interest expense, net	2,385	189	—

The effects on the consolidated financial statements of the interest rates swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss recognized in other income (expense)	$(3)	$—	$—

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2014 and 2013, the fair value of our long-term debt, including the current portion, was $6,229.1 million and $3,146.4 million, respectively, which was $45.0 million and $18.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other long-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. The estimation of fair value measured by discounting expected future cash flows at discount rates commensurate with the risk involved are considered Level 3 inputs. We do not believe that we have any impairment to our goodwill or tradenames as of December 31, 2014. We believe our estimates and judgments with respect to our goodwill and tradenames are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. Goodwill increased $985.1 million and intangible assets increased $800.0 million due to the Acquisition of Prestige (we refer you to Note 4—“The Acquisition of Prestige”).

10.	Employee Benefits and Share Option Plans

Management NCL Corporation Units

In 2009, we adopted a profits sharing agreement which authorized us to grant profits interests in the Company to certain key employees. These interests generally vested with the holders based on a combination of performance-based and time-based vesting metrics, each as specified in the profits sharing agreement and each holder’s award agreement. Genting HK, the Apollo Funds and the TPG Viking Funds were entitled to initially receive any distributions made by the Company, pro rata based on their shareholdings in the Company. Once Genting HK, the Apollo Funds and the TPG Viking Funds received distributions in excess of certain hurdle amounts specified in the profits sharing agreement and each holder’s award agreement, each vested profits interest award generally entitled the holder of such award to a portion of such excess distribution amount. In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under its profits sharing agreement to management (or former management) of NCLC were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the profits sharing agreement as “Management NCL Corporation Units.” The Management NCL Corporation Units received upon the exchange of outstanding profits interests were subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged.

We accounted for the exchange of the outstanding profits interests for the economically equivalent number of Management NCL Corporation Units and share-based option awards as an award modification. An award modification requires that the fair value of the awards immediately before the modification and immediately after the modification be determined. We engaged a third-party valuation firm to assist in the completion of a valuation which was derived using a binomial lattice model. It was determined that the post-modification award value derived greater value versus the pre-modification award value, resulting in the recognition of incremental compensation expense. At the date of award modification, approximately $5.5 million of incremental cost associated with vested awards was charged to share-based compensation, with the remaining unvested portion to be charged over the remaining vesting period.

The Management NCL Corporation Units, generally consisted of fifty percent of “Time-Based Units” (“TBUs”) and fifty percent of “Performance-Based Units” (“PBUs”). The TBUs generally vested over five years and upon a distribution event, the vesting amount of the PBUs was based on the amount of proceeds that are realized above certain hurdles.

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares under a management exchange agreement (the “Management Exchange Agreement”). NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists as of December 31, 2014. Accordingly, NCLC is now treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant, options to acquire its ordinary shares to our management team under its long-term incentive plan. The exchange for NCLH ordinary shares and restricted shares, per the Management Exchange Agreement, resulted in no incremental expense after applying the modification accounting treatment as substantially all key terms and conditions remained consistent.

The termination of employment may result in forfeiture of any non-vested TBUs and all PBUs. TBUs that were vested can be either continued by the Company or cancelled and paid to the employee. Cancellation could take place any time after termination but not before two years after the grant date.

	Number of Management NCL Corporation Units		TBUs Weighted- Average Grant-Date Fair Value	PBUs Weighted- Average Grant- Date Fair Value
	TBUs	PBUs
Outstanding as of December 31, 2013	1,749,659	2,960,034	$3.45	$3.57
Exchanged for NCLH shares	(1,549,376)	(1,747,973)	$3.56	$3.69
Exchanged for NCLH restricted shares (1)	(197,960)	(1,208,608)	$2.62	$3.37
Forfeited	(2,323)	(3,453)	$2.18	$3.72
Outstanding as of December 31, 2014	—	—

(1)	Represents the unvested units exchanged as part of the Management Exchange Agreement and exchanged for restricted shares.

The fair value of each Management NCL Corporation Unit award was estimated on the date of grant using a binomial lattice pricing model. The total intrinsic value of units exchanged for NCLH ordinary shares during the year 2014 and 2013 was $132.4 million and $33.3 million, respectively. The total intrinsic value of units exchanged for NCLH restricted shares was $56.8 million during 2014. There were no units exchanged for NCLH restricted shares during 2013 or 2012 and there were no units exchanged for NCLH ordinary shares during the year 2012.

Share Option Awards

In January 2013, the Company adopted a 2013 performance incentive plan which provides for the issuance of up to 15,035,106 of NCLH’s share options and ordinary shares, with no more than 5,000,000 shares being granted to one individual in any calendar year. Share options are generally granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period is typically set at 4 or 5 years with a contractual life ranging from 7 to 10 years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options, less estimated forfeitures, is amortized over the vesting period using the straight-line vesting method. The assumptions used within the option-pricing model are as follows:

	2014	2013
Dividend yield	0%	0%
Expected stock price volatility	48.30%-49.90%	50.40%-54.80%
Risk-free interest rate	1.80%-2.02%	0.8%-1.82%
Expected term	6.25 years	5.00-6.25 years

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

The following is a summary of option activity under our share option plan for the year ended December 31, 2014:

	Number of Share Option Awards		Weighted-Average Exercise Price		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	TBUs	PBUs	TBUs	PBUs	(years)	(in thousands)

Outstanding as of January 1, 2014	3,242,643	1,572,516	$25.36	$19.00	7.26	$58,684
Granted	3,180,615	—	34.13	—
Exercised	(182,603)	(103,063)	22.64	19.00
Forfeited and cancelled	(160,774)	(12,138)	29.43	19.00

Outstanding as of December 31, 2014	6,079,881	1,457,315	29.92	19.00	7.61	$142,831
Vested and expected to vest as of December 31, 2014	5,830,423	947,486	$29.96	$19.00	7.79	$124,268
Exercisable as of December 31, 2014	1,314,484	511,522	$22.31	$19.00	5.71	$46,334

The weighted-average grant-date fair value of options granted during the year 2014 and 2013 was $16.86 and $6.38, respectively. There were no options granted during 2012. The total intrinsic value of options exercised during the year 2014 was $4.5 million and for 2013 was $1.4 million and total cash received by the Company from exercises was $6.1 million in 2014 and $2.0 million in 2013. There were no options exercised during the year 2012. As of December 31, 2014, there was approximately $64.1 million of total unrecognized compensation cost net of estimate forfeitures, related to share options granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Share Awards

The following is a summary of restricted share activity of NCLH shares for the year ended December 31, 2014:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards		Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2014	10,756	$23.24	—		$—
Granted	203,433 (1)	3.53	1,208,608	(2)	3.37
Vested	(12,470)	22.23	—		—
Forfeited or Expired	(5,075)	3.32	—		—

Non-vested and expected to vest as of December 31, 2014	196,644	$3.43	1,208,608		$3.37

(1)	Includes 197,960 time-based restricted shares that were converted from Management NCL Corporation Units as a result of the Management Exchange Agreement.

(2)	Represents performance-based restricted shares that were converted from Management NCL Corporation Units as a result of the Management Exchange Agreement.

As of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. Restricted shares, with the exception of those related to the Management Exchange Agreement, which maintain their original vesting conditions of time and performance, vest in substantially equal quarterly installments over 2 years. The total fair value of shares vested during the year ended December 31, 2014 was $0.7 million.

The share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $20.6 million, which includes $6.0 million of non-recurring charges associated with the Management Exchange Agreement, $23.1 million, which includes $18.5 million of non-recurring charges associated with the Corporate Reorganization and $5.2 million, respectively, and was recorded in marketing general and administrative expense.

Employee Benefit Plans

Certain of our employees are employed pursuant to agreements that provide for severance payments. Severance is generally only payable upon an involuntary termination of the employment by us without cause or a termination by the employee for good reason. Severance generally includes a cash payment based on the employee’s base salary (and in some cases, bonus), and our payment of the employee’s continued medical benefits for the applicable severance period.

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

Our contributions are reduced by contributions forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the contributions. Forfeited contributions of $0.1 million were utilized in each of the years ended December 31, 2014, 2013 and 2012.

We maintain a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain of our executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. The SERP provides for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credit participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants do not make any elective contributions under this plan. As of December 31, 2014 and 2013, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.4 million and $0.5 million, respectively.

We recorded expenses related to the above 401(k) Plan and SERP of $3.7 million, $3.3 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.9 million and $0.8 million was included in accrued expenses and other liabilities as of December 31, 2014 and 2013, respectively, and $18.8 million and $14.8 million was included in other long-term liabilities in our consolidated balance sheet as of December 31, 2014 and 2013, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2014	2013	2012
Pension expense:
Service cost	$1,393	$1,498	$1,367
Interest cost	728	603	604
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	—	90	13
Total pension expense	$2,499	$2,569	$2,362
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$15,570	$16,221	$13,329
Service cost	1,393	1,498	1,367
Interest cost	728	603	604
Actuarial gain (loss)	2,689	(2,070)	1,721
Direct benefit payments	(650)	(682)	(800)
Projected benefit obligation at end of year	$19,730	$15,570	$16,221
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$19,730	$15,570	$16,221

	As of or for the Year Ended December 31,
	2014	2013	2012
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(5,671)	$(6,049)	$(6,427)
Accumulated actuarial loss	(3,849)	(1,160)	(3,320)
Accumulated other comprehensive income (loss)	$(9,520)	$(7,209)	$(9,747)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2014, 2013 and 2012 were 4.8%, 3.8% and 4.7%, respectively, and the actuarial loss is amortized over 19.03 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2015	$937
2016	877
2017	876
2018	868
2019	902
Next five years	4,843

In April 2014 the shareholders approved the Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of the Company’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the Grant Date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on a) the 15% purchase price discount and b) that has a look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the statements of operations on a straight-line basis over the six-month withholding period. For the year ended December 31, 2014, the compensation expense was $0.09 million. As of December 31, 2014, we had a $0.3 million liability for payroll withholdings received.

11.	Income Taxes

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

In January 2008, NCLC became a partnership for U.S. federal income tax purposes and therefore incurred no U.S. federal or state income tax liability for the year 2014. Each partner was required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. Going forward, NCLC will be treated as a disregarded entity for U.S. federal income tax purposes. One of NCLC’s subsidiaries files a U.S. federal and Hawaii income tax return.

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Loss carryforwards	$75,701	$26,063
Shares in foreign subsidiary	17,808	59,587
Other	1,121	1,308
Valuation allowance	(81,704)	(84,695)

	As of December 31,
	2014	2013
Total deferred tax assets	12,926	2,263
Deferred tax liabilities:
Property and equipment	(14,392)	—
Total deferred tax liabilities	(14,392)	—
Net deferred tax liability	$(1,466)	$2,263

NCLC has U.S. net operating loss carryforwards of $158.6 million and $3.6 million, respectively, for the years ended December 31, 2014 and December 31, 2013 which begin to expire in 2023. Based on the weight of available evidence, the Company has recorded a valuation allowance in the amount of $10.6 million with respect to the U.S. deferred tax assets of one of its U.S. subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. NCLC has Norway net operating loss carryforwards of $58.8 million and $88.0 million for the years ended December 31, 2014 and December 31, 2013, respectively, which can be carried forward indefinitely.

On November 19, 2014, NCLC acquired the stock of Prestige. Included above are deferred tax assets associated with Prestige, including net operating loss carryforwards of $104.3 million, which begin to expire in 2023. We have recorded a valuation allowance of $36.5 million with respect to the Prestige deferred tax assets based on the weight of available evidence. Section 382 of the Code may limit the amount of taxable income that can be offset by the Prestige’s NOL carryforwards.

As of December 31, 2014, we had a $1.4 million unrecognized tax benefit. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had an income tax expense of $5.7 million for the year ended December 31, 2014 and an income tax benefit of $2.2 million for the year ended December 31, 2013.

We derive our income from the international operation of ships. Under Section 883 certain foreign corporations, though engaged in the conduct of a trade or business within the U.S., are exempt from U.S. federal income and branch profit taxes on gross income derived from or incidental to the international operation of ships. Applicable U.S. Treasury regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the operation of ships of sufficiently broad scope to corporations organized in the U.S. and (ii) the foreign corporation is a CFC for more than half of the taxable year, and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year, the CFC test. Our 2013 tax returns were filed with tax authorities under Section 883 and our 2014 tax returns will also be filed under Section 883.

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania is treated as a corporation. Both Regent and Oceania rely on PCH’s ability to meet the requirements necessary to qualify for the benefits of Section 883. PCH is organized as a company in Panama, which grants an equivalent tax emption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883. PCH was classified as a CFC for the taxable year ended December 31, 2014 and we believe we meet the ownership and substantiation requirements of the CFC test under the regulations.

12.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $9.2 million, $9.4 million and $9.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2015	$7,810
2016	6,975
2017	6,902
2018	6,934
2019	2,877
Thereafter	10,831
Total	$42,329

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

We have orders with Meyer Werft for four Breakaway Plus Class Ships for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.0 billion, or $3.6 billion based on the euro/U.S. dollar exchange rate as of December 31, 2014. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Italy’s Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million, or approximately $415.0 million, based on the euro/U.S. dollar exchange rate as of December 31, 2014. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2014, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2015	$897,818
2016	514,375
2017	832,640
2018	892,362
2019	776,053
Thereafter	—
Total	$3,913,248

Port Facility Commitments

As of December 31, 2014, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2015	$30,411
2016	29,608
2017	29,141
2018	20,403
2019	20,858
Thereafter	82,215
Total	$212,636

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $22.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. Recent regulations have revised the financial requirements with respect to both death/injury and non-performance coverages to increase the current $22.0 million performance guarantee to $30.0 million effective April 2, 2015. Once fully effective in April 2015, the guarantee requirements will be subject to additional consumer price index-based adjustments. We do not anticipate that compliance with the new rules will have a material effect on our costs. Also, each of our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. and, accordingly, have established separate bonds with the Association of British Travel Agents currently valued at British Pound Sterling 8.0 million in the aggregate. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

Litigation

In July 2009, a class action complaint was filed against NCL (Bahamas) Ltd., in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and wrongful termination resulting in a loss of retirement benefits. In December 2010, the Court denied the plaintiffs’ Motion for Class Certification. In February 2011, the plaintiffs filed a Motion for Reconsideration of the Court’s Order on Class Certification which was denied. The Court tried six individual plaintiffs’ claims, and in September 2012 awarded wages aggregating approximately $100,000 to such plaintiffs. In October 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the Court’s rulings as to the denial of class certification and the trial verdict. The plaintiffs filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the appellate court decision which was denied in March 2014. The matter was ordered to mediation on October 2014. At that time, all outstanding claims brought on behalf of the known plaintiffs were resolved.

In May 2011, a class action complaint was filed against NCL (Bahamas) Ltd., in the United States District Court, Southern District of Florida, on behalf of a purported class of crew members alleging inappropriate deductions of their wages pursuant to the Seaman’s Wage Act and breach of contract. In July 2012, this action was stayed by the Court pending the outcome of the litigation commenced with the class action complaint filed in July 2009. The matter was resolved at the Court ordered mediation in conjunction with the matter described above.

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

13.	Supplemental Cash Flow Information

For the years ended December 31, 2014, 2013 and 2012 we paid interest and related fees of $233.5 million, $316.9 million and $240.6 million, respectively. For the year ended 2013 we had non-cash investing activities in connection with capital leases of $15.5 million. For the years ended December 31, 2014, 2013 and 2012 we paid income taxes of $9.8 million, $1.1 million and $0.4 million, respectively. For the year ended December 31, 2014 we had non-cash investing activities for capital expenditures of $13.0 million. For the year ended December 31, 2013, we had a non-cash financing activity of $10.0 million in connection with the modification of certain fully-vested Management NCL Corporation Units from liability to equity award status. Upon the IPO this liability award was fully vested at the time of the settlement and was reclassified to equity in the balance sheet resulting in a non-cash financing activity. We refer you to Note—4 “The Acquisition of Prestige” for non-cash transactions in conjunction with the Acquisition of Prestige.

14.	Subsequent Events

On January 8, 2015, Kevin M. Sheehan resigned as President and Chief Executive Officer of the Company, together with all of his positions and offices with the Company and its subsidiaries or affiliates, effective immediately. In connection with Mr. Sheehan’s resignation from the Company, Mr. Sheehan and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement sets forth the terms of Mr. Sheehan’s resignation from the Company, including, among other things, a general release of claims in favor of the Company and certain non-competition, non-solicitation, confidentiality and cooperation undertakings. The Separation Agreement also provides that Mr. Sheehan will receive (i) all of his accrued and unpaid base salary (and accrued and unpaid vacation time) through January 8, 2015 (the “Effective Date”), (ii) his previously approved bonus payment for fiscal year 2014 of $1,627,500, (iii) a one-time cash separation payment in an amount equal to his base salary and target bonus and (iv) vesting of a portion of his outstanding unvested equity-based awards as of the Effective Date, and all remaining unvested equity-based awards shall immediately terminate, expire and be forfeited as of the Effective Date. This resulted in a total severance expense of $13.4 million of which $8.2 million was due to the acceleration of the equity-based awards which was recorded in January 2015.

Effective as of January 8, 2015, Frank J. Del Rio, was appointed President and Chief Executive Officer of the Company.

The terms of Mr. Del Rio’s employment with the Company are currently set forth in the employment agreement filed herewith.

15.	Quarterly Selected Financial Data (Unaudited) (in thousands)

	First Quarter				Second Quarter				Third Quarter				Fourth Quarter
	2014		2013		2014		2013		2014		2013		2014		2013
Total revenue	$664,028		$527,631		$765,927		$644,433		$907,017		$797,885		$788,908		$600,345
Operating income	75,395		31,424		149,246		96,853		235,657		208,109		47,155		62,391
Net income (loss)	42,891	(1)	(95,021	)(2)	114,952	(3)	(6,527	)(4)	210,254	(5)	180,981	(6)	(28,991	)(7)	40,382	(8)

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

(1)	Includes $2.7 million of expenses associated with non-cash compensation and expenses related to the Secondary Equity Offering.

(2)	Includes $109.0 million of expenses associated with debt prepayments, non-cash compensation.

(3)	Includes $5.0 million of expenses associated with non-cash compensation and $2.3 million of expenses related to the tax restructuring and costs related to the settlement of a 2007 breach of contract claim.

(4)	Includes $70.6 million of expenses associated with debt prepayments, non-cash compensation.

(5)	Includes $20.3 million of certain fees (legal, accounting and consulting) and integration costs related to the Acquisition of Prestige, $7.0 million of expenses associated with non-cash compensation and $0.6 million of expenses related to the tax restructuring.

(6)	Includes $7.6 million of expenses associated with non-cash compensation, changes in corporate entity structure and a Secondary Equity Offering.

(7)	Includes a total of $103.3 million of expenses as follows:

•	$13.6 million of non-cash compensation;
•	$10.6 million related to tax due to the change in corporate structure;
•	$15.4 million of expenses related to financing transactions in conjunction with the Acquisition of Prestige
•	$37.2 million related to the Acquisition of Prestige which includes legal, accounting, consulting fees and integration and severance costs;
•	$25.6 million related to the Acquisition of Prestige of which $13.0 million related to the fair value adjustment of deferred revenue and $12.6 million related to amortization expense; and
•	$0.9 million related to the tax restructuring.

(8)	Includes $4.8 million of expenses, net related to non-cash compensation, a Secondary Equity Offering and benefits incurred from changes in corporate entity structure.

