Form 10-Q
period 2015-06-30
NCL CORP Ltd.
filed 2015-08-07
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Passenger ticket	$787,991	$528,782	$1,458,474	$977,362
Onboard and other	297,442	237,145	565,141	452,593
Total revenue	1,085,433	765,927	2,023,615	1,429,955
Cruise operating expense
Commissions, transportation and other	192,438	114,712	364,265	231,522
Onboard and other	67,885	55,467	126,530	103,391
Payroll and related	161,930	106,352	319,559	205,418
Fuel	91,581	77,832	178,955	156,872
Food	43,699	42,734	85,550	80,417
Other	98,746	73,699	205,120	139,086
Total cruise operating expense	656,279	470,796	1,279,979	916,706
Other operating expense
Marketing, general and administrative	106,346	82,426	259,846	163,509
Depreciation and amortization	104,607	63,459	204,583	125,099
Total other operating expense	210,953	145,885	464,429	288,608
Operating income	218,201	149,246	279,207	224,641
Non-operating income (expense)
Interest expense, net	(52,446)	(31,860)	(103,435)	(63,032)
Other income (expense)	(3,717)	(325)	(33,856)	63
Total non-operating income (expense)	(56,163)	(32,185)	(137,291)	(62,969)
Net income before income taxes	162,038	117,061	141,916	161,672
Income tax expense	(202)	(2,109)	(103)	(3,829)
Net income	$161,836	$114,952	$141,813	$157,843

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$161,836	$114,952	$141,813	$157,843
Other comprehensive income (loss):
Shipboard Retirement Plan	120	95	239	189
Cash flow hedges:
Net unrealized income (loss)	70,491	8,797	(33,274)	(6,559)
Amount realized and reclassified into earnings	26,564	(147)	48,450	6
Total other comprehensive income (loss)	97,175	8,745	15,415	(6,364)
Total comprehensive income	$259,011	$123,697	$157,228	$151,479

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$170,773	$82,862
Accounts receivable, net	36,801	32,432
Due from NCLH	—	3,082
Inventories	59,801	56,555
Prepaid expenses and other assets	129,680	109,883
Total current assets	397,055	284,814
Property and equipment, net	8,674,815	8,623,773
Goodwill	1,388,931	1,388,931
Intangible assets	958,394	994,997
Other long-term assets	242,828	258,792
Total assets	$11,662,023	$11,551,307

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$585,875	$576,947
Accounts payable	55,031	101,983
Accrued expenses and other liabilities	577,470	545,103
Due to Affiliate	38,737	37,948
Due to NCLH	43,097	—
Advance ticket sales	1,213,199	817,207
Total current liabilities	2,513,409	2,079,188
Long-term debt	5,178,044	5,607,157
Due to Affiliate	—	18,544
Other long-term liabilities	279,819	327,061
Total liabilities	7,971,272	8,031,950

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2015 and December 31, 2014	37	37
Additional paid-in capital	3,701,585	3,687,419
Accumulated other comprehensive income (loss)	(228,940)	(244,355)
Retained earnings	218,069	76,256
Total shareholders’ equity	3,690,751	3,519,357
Total liabilities and shareholders’ equity	$11,662,023	$11,551,307

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$141,813	$157,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	214,717	141,228
Loss (gain) on derivatives	27,475	(62)
Deferred income taxes, net	—	1,388
Contingent consideration	(43,400)	—
Write-off of deferred financing fees	195	—
Share-based compensation expense	14,166	5,079
Changes in operating assets and liabilities:
Accounts receivable, net	(4,369)	(12,324)
Inventories	(3,246)	(8,851)
Prepaid expenses and other assets	(14,837)	(8,810)
Accounts payable	(47,068)	15,957
Accrued expenses and other liabilities	2,716	47,539
Advance ticket sales	412,602	194,913
Net cash provided by operating activities	700,764	533,900

Cash flows from investing activities
Additions to property and equipment	(186,504)	(787,566)
Net cash used in investing activities	(186,504)	(787,566)

Cash flows from financing activities
Repayments of long-term debt	(791,403)	(540,237)
Repayments to Affiliate	(18,522)	(18,521)
Due to NCLH, net	46,179	—
Dividends	—	(73,700)
Proceeds from long-term debt	340,060	914,545
Partnership tax distributions	—	(17,281)
Deferred financing fees and other	(2,663)	(201)
Net cash provided by (used in) financing activities	(426,349)	264,605
Net increase in cash and cash equivalents	87,911	10,939
Cash and cash equivalents at beginning of period	82,862	52,132
Cash and cash equivalents at end of period	$170,773	$63,071

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania also refers to the brand Oceania Cruises and Regent also refers to the brand Regent Seven Seas Cruises), (vii) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Holders” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor — Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (viii) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV-III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (ix) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., its wholly owned subsidiary (“Star NCLC”)), and (x) “Affiliate(s)” or “Sponsor(s)” refers to the Apollo Holders, Genting HK and/or the TPG Viking Funds.

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

In the fourth quarter of 2014, all Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted ordinary shares. NCLH became the sole member and 100% owner of the economic interests in NCLC and the non-controlling interest no longer exists. Accordingly, NCLC is now treated as a disregarded entity for U.S. federal income tax purposes. No new NCLC profits interests or Management NCL Corporation Units will be issued; however, NCLH has granted, and expects to continue to grant to our management team, options to acquire its ordinary shares under its long-term incentive plan.

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

During the three months ended June 30, 2015, we revised for the year ended December 31, 2014, the classification of goodwill and intangible assets to separately present goodwill and intangible assets, net. The revision was not deemed material to the Consolidated Balance Sheet.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

 Revenue and Expense Recognition

Revenue and expense includes taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer. The amounts included in revenue and expense on a gross basis were $62.4 million and $44.6 million for the three months ended June 30, 2015 and 2014, respectively, and $114.3 million and $82.5 million for the six months ended June 30, 2015 and 2014, respectively.

Guest cancellation penalties are recognized in passenger ticket revenue at the time of the cancellation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The FASB approved a one-year deferral of the effective date. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 which was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 which was issued to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. This guidance will impact the accounting of software licenses but will not change a customer’s accounting for service contracts. The guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either prospectively or retrospectively. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

3.	The Acquisition of Prestige

On November 19, 2014, we completed the Acquisition of Prestige. Consideration for the Acquisition of Prestige includes a cash payment of up to $50 million upon achievement of certain 2015 net revenue milestones. The contingent consideration is valued using various projected 2015 net revenue scenarios weighted by the likelihood of each scenario occurring. The probability-weighted payout is then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. As the fair value is measured based upon significant inputs that are unobservable in the market, it was classified as Level 3 in the fair value hierarchy. Level 3 consists of significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the estimated annual net revenue and the probabilities associated with attaining the threshold and target net revenue as defined by the Merger Agreement. A significant increase in the estimated net revenue or an increase in the probability associated with reaching the target would result in a significantly higher fair value measurement. The maximum fair value would not be able to exceed $50 million, while an amount of net revenue less than 98% of target would result in no payout. For the six months ended June 30, 2015, the fair value of the contingent consideration was reduced to zero based upon updates to the probability-weighted assessment of various projected revenue scenarios. We do not believe that the net revenue target will be met, and accordingly, we recognized a $43.4 million fair value adjustment in the six months ended June 30, 2015, which was included in marketing, general and administrative expense.

The following table summarizes the change in fair value of the contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2014	$43,400
Fair value adjustment (Level 3)	(43,400)
Balance as of June 30, 2015	$—

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(244,355)	$(234,835)		$(9,520)
Current period other comprehensive loss before reclassifications	(33,274)	(33,274)		—
Amounts reclassified into earnings	48,689	48,450	(1)	239 (2)
Accumulated other comprehensive income (loss) at end of period	$(228,940)	$(219,659	)(3)	$(9,281)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $63.0 million of losses expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)	$(7,209)
Current period other comprehensive loss before reclassifications	(6,559)	(6,559)	—
Amounts reclassified into earnings	195	6 (1)	189 (2)
Accumulated other comprehensive income (loss) at end of period	$(23,326)	$(16,306)	$(7,020)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the Consolidated Statements of Operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Related Party Disclosures

In May 2015, the Selling Shareholders sold 20,000,000 ordinary shares of NCLH in a Secondary Equity Offering. In March 2015, Genting HK and the TPG Viking Funds sold 12,500,000 ordinary shares of NCLH in a Secondary Equity Offering. The Company did not receive any proceeds from these offerings. As of June 30, 2015, the relative ownership percentages of NCLH’s ordinary shares were as follows: Genting HK (17.7%), the Apollo Holders (20.6%), the TPG Viking Funds (3.2%), and public shareholders (58.5%).

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Fuel swaps designated as hedging instruments
	Accrued expenses and other liabilities	$1,744	$—	$52,407	$111,304
	Other long-term liabilities	1,075	190	44,419	77,250
Fuel swaps not designated as hedging instruments
	Accrued expenses and other liabilities	—	—	18,319	—
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	3,077	—	—	—
	Other long-term assets	1,730	—	—	—
	Accrued expenses and other liabilities	—	—	84,588	29,498
	Other long-term liabilities	—	—	11,330	118
Foreign currency forward contracts not designated as hedging instruments
	Prepaid expenses and other assets	99	—	—	—
Foreign currency collar not designated as a hedging instrument
	Other long-term liabilities	—	—	36,347	16,744
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	6,100	5,736
	Other long-term liabilities	—	—	4,114	3,104
Interest rate swap not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	3,823

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing model used by the Company is an industry standard model for valuing options and is used by the broker/dealer community. The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. Our derivatives and financial instruments were categorized as Level 2 in the fair value hierarchy, and we had no derivatives or financial instruments categorized as Level 1 or Level 3 as of June 30, 2015 and December 31, 2014.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties. We are not required to post cash collateral related to our derivative instruments. The following table discloses the amounts recognized within the consolidated balance sheets (in thousands):

June 30, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$4,906	$—	$4,906	$(4,906)	$—
Liabilities	257,624	(2,819)	254,805	(142,479)	112,326

December 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$247,577	$(190)	$247,387	$(59,023)	$188,364

Fuel Swaps

As of June 30, 2015, we had fuel swaps maturing through December 31, 2018 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.1 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain recognized in other comprehensive income (loss) – effective portion	$34,133	$11,610	$31,332	$1,839
Gain (loss) recognized in other income (expense) – ineffective portion	(3,194)	451	(9,245)	35
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	15,297	(1,218)	35,833	(1,923)

As of June 30, 2015, we had fuel swaps pertaining to approximately 100,000 metric tons which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and immediately recognized into earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense)	$10,000	$—	$10,000	$—

Fuel Collars and Options

We had fuel collars and fuel options maturing through December 2014, which were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$—	$15	$—	$(309)
Gain (loss) recognized in other income (expense) – ineffective portion	—	(1)	—	107
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	10	371	248	741

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain recognized in other income (expense)	$—	$101	$—	$186

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$—	$(1,157)
Loss recognized in other income (expense) – ineffective portion	—	—	—	(241)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	330	329	660	608

Foreign Currency Forward Contracts

As of June 30, 2015, we had foreign currency forward contracts which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €0.9 billion, or $1.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2015.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$36,928	$88	$(60,447)	$(988)
Gain (loss) recognized in other income (expense) – ineffective portion	8	—	(7)	(1)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(63)	(64)	(127)	(117)

As of June 30, 2015, we had a foreign currency forward contract related to a foreign currency financial instrument denominated in Norwegian kroner (“NOK”) which is an economic hedge. The notional amount of our foreign currency forward contract was NOK 124.8 million, or $15.9 million based on the NOK/U.S. dollar exchange rate as of June 30, 2015.

The effects on the consolidated financial statements of the foreign currency forward contract which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain recognized in other income (expense)	$99	$—	$99	$—

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014, which was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$—	$(1,588)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	(91)	(91)	(182)	(151)

As of June 30, 2015, we had a foreign currency collar which was used to mitigate the financial impact of volatility in foreign currency exchange rates related to a ship construction contract. The notional amount of our foreign currency collar was €274.4 million, or $305.9 million based on the euro/U.S. dollar exchange rate as of June 30, 2015.

The effect on the consolidated financial statements of the foreign currency collar contract which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in other income (expense)	$9,350	$—	$(19,603)	$—

Interest Rate Swaps

As of June 30, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.2 billion.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$(570)	$(2,916)	$(4,159)	$(4,356)
Loss recognized in other income (expense) – ineffective portion	(5)	—	(12)	—
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	1,081	526	2,018	848

We had an interest rate swap that matured in January 2015, which was used to mitigate our exposure to interest rate movements and to manage our interest expense.

The effect on the consolidated financial statements of the interest rate swap which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss recognized in other income (expense)	$—	$—	$(2)	$—

Long-Term Debt

As of June 30, 2015 and December 31, 2014, the fair value of our long-term debt, including the current portion, was $5,812.0 million and $6,229.1 million, which was $48.9 million and $45.0 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all financial assets and liabilities other than our long-term debt approximate fair value.

7.	Employee Benefits and Share Option Plans

Share Option Awards

The following is a summary of option activity under NCLH’s share option plan for the six months ended June 30, 2015:

	Number of Share Option Awards		Weighted-Average Exercise Price		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time-Based Awards	Performance- Based Awards	Time-Based Awards	Performance- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2015	6,079,881	1,457,314	$29.92	$19.00	7.61	$142,831
Granted	250,000	—	47.67	—
Exercised	(1,799,944)	(341,300)	26.97	19.00
Forfeited and cancelled	(819,137)	(477,611)	31.99	19.00
Outstanding as of June 30, 2015	3,710,800	638,403	32.09	19.00	7.61	112,508

The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $4.7 million and $49.5 million, respectively, and total cash received by the Company from options exercised was $3.2 million and $55.0 million for the three and six months ended June 30, 2015, respectively. Share-based compensation expense for the three months ended June 30, 2015 was $2.2 million and for the six months ended June 30, 2015 was $14.2 million, which includes $8.2 million related to the acceleration of certain equity awards of the former President and Chief Executive Officer, and was recorded in marketing, general and administrative expense.

On July 1, 2015, NCLH granted approximately 3.4 million share option awards to our employees at an exercise price of $56.19 with a contractual term of ten years. On August 4, 2015, we granted to our employees approximately 689.0 thousand share option awards at an exercise price of $59.43 with a contractual term of ten years. The share option awards vest equally over three years. In addition, on August 4, 2015, we entered into an amendment to the employment agreement with our President and Chief Executive Officer pursuant to which we granted 625.0 thousand time-based share option awards and 625.0 thousand performance-based share option awards at an exercise price of $59.43 with a contractual term of ten years. The time-based share option awards vest 50% on June 30, 2017 and 50% on June 30, 2019. The performance-based share option awards vest upon certain hurdles being achieved. We also granted to our President and Chief Executive Officer 150.0 thousand restricted share units which ratably vest over four years through June 30, 2019 and 150.0 thousand performance-based restricted share units which vest upon certain hurdles being achieved.

Restricted Ordinary Share Awards

The following is a summary of NCLH’s restricted ordinary share activity for the six months ended June 30, 2015:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015	196,644	$3.43	1,208,608	$3.37
Granted	4,815	46.70	—	—
Vested	(26,059)	10.38	(56,687)	4.13
Forfeited or Expired	(73,476)	2.68	(587,869)	2.79
Non-vested and expected to vest as of June 30, 2015	101,924	4.24	564,052	3.90

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

Effective as of January 8, 2015, Frank J. Del Rio was appointed President and Chief Executive Officer of the Company.

8.	Commitments and Contingencies

Ship Construction Contracts

We have four Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.1 billion, or $3.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million, or approximately $382.3 million based on the euro/U.S. dollar exchange rate as of June 30, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including Norwegian, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the state of Alaska and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of June 30, 2015, we had an accrual balance of $7.2 million for restructuring costs for severance and other employee-related costs. The expense of $11.2 million for the six months ended June 30, 2015 is included in marketing general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2014	$(7,956)
Amounts paid	11,991
Additional accrued expense	(11,244)
Accrued expense balance as of June 30, 2015	$(7,209)

10.	Supplemental Cash Flow Information

For the six months ended June 30, 2015, we had non-cash investing activities in connection with a capital lease of $27.6 million.

11.	Revisions to the Consolidated Financial Statements

During the three months ended June 30, 2015, we determined that for the year ended December 31, 2014, non-cash transactions related to the financing of one of our ships was reported as cash used for additions to property and equipment and cash provided by proceeds from long-term debt. The Consolidated Statement of Cash Flows, for the year ended December 31, 2014, will be revised in our Form 10-K for the year ending December 31, 2015, by decreasing cash used for additions to property and equipment and cash provided by proceeds from long-term debt by $82.0 million. We have determined that the revision is not material to our consolidated financial statements.

During the three months ended June 30, 2015, we determined that for the three months ended March 31, 2015, cash flows related to certain cash transactions with NCLH as Due to NCLH, net of $43.4 million was reported as net cash provided by operating activities and the amount should have been reported as net cash provided by financing activities. The Consolidated Statements of Cash Flows, for the quarter ended March 31, 2015, will be revised in our Form 10-Q for the quarter ended March 31, 2016, by decreasing cash flows from operating activities and increasing cash flows from financing activities by $43.4 million. We have determined that the revision is not material to our consolidated financial statements for the three months ended March 31, 2015. We have properly reported the Due to NCLH, net within financing activities in our June 30, 2015 Consolidated Statement of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to:

•	the effects of costs incurred in connection with the Acquisition of Prestige;

•	the ability to realize, or delays in realizing, the anticipated benefits of the Acquisition of Prestige;

•	the assumption of certain potential liabilities relating to Prestige’s business;

•	the diversion of management’s attention away from operations as a result of the integration of Prestige’s business;

•	the effect that the Acquisition of Prestige may have on employee relations and on our ability to retain key personnel;

•	the adverse impact of general economic conditions and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the risks associated with operating internationally, including changes in interest rates and/or foreign currency exchange rates;

•	changes in fuel prices and/or other cruise operating costs;

•	the impact of our hedging strategies;

•	our efforts to expand our business into new markets;

•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;

•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	the impact of volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;

•	the impact of the spread of epidemics and viral outbreaks;

•	the impact of any future changes relating to how external distribution channels sell and market our cruises;

•	our reliance on third parties to provide hotel management services to certain of our ships and certain other services;

•	the impact of delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	the impact of any future increases in the price of, or major changes or reduction in, commercial airline services;

•	the impact of seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	the effect of adverse incidents involving cruise ships and our ability to obtain adequate insurance coverage;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	our ability to keep pace with developments in technology;

•	the impact of amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	the impact of pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate;

•	the significant percentage of NCLH’s ordinary shares held by our Sponsors; and

•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and “Item 1A Risk Factors” in this report.

The above examples are not exhaustive and new risks emerge from time to time. Our forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Yield, Adjusted Net Revenue, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below. Unless otherwise indicated in this report, the following terms have the meanings set forth below:

•Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of  $3.025 billion, including the assumption of debt. The acquisition consideration is subject to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones.

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

•Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

• Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•Breakaway Two Credit Facility. €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd., as amended.

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

•Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

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

• Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC in connection with the Corporate Reorganization.

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

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in May 2015, March 2015, March 2014, December 2013 and August 2013.

• Selling Shareholders. Apollo Holders, Star NCLC and the TPG Viking Funds.

• Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield, Adjusted Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income to enable us to analyze our performance. See “Terminology” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Revenue and Adjusted Net Yield, which excludes certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income is a non-GAAP financial measure that excludes certain charges and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The charges excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield and Adjusted Net Income may not be indicative of future adjustments or results.

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

Quarterly Overview

For the second quarter of 2015, on a GAAP basis, net income was $161.8 million. We reported Adjusted Net Income of $174.8 million which primarily excludes $3.3 million of expenses related to non-cash compensation, $3.3 million of expenses related to severance costs, $10.9 million related to the Acquisition of Prestige, $7.3 million of a deferred revenue adjustment, $20.9 million related to the amortization of intangible assets, $(34.3) million of contingent consideration income adjustment and $0.7 million related to derivative adjustments.

In May 2015, the Selling Shareholders sold 20,000,000 ordinary shares of NCLH in a Secondary Equity Offering. We did not receive any proceeds from this offering.

Three months ended June 30, 2015 (“2015”) compared to the three months ended June 30, 2014 (“2014”)

Total revenue increased 41.7% to $1,085.4 million in 2015 compared to $765.9 million in 2014. Net Revenue in 2015 increased 38.5% to $825.1 million from $595.7 million in 2014 due to an increase in Capacity Days of 18.2% and Net Yield of 17.2%.The increase in Capacity Days was primarily due to the Acquisition of Prestige.

Operating income was $218.2 million in 2015 compared to $149.2 million in 2014 and Adjusted EBITDA (we refer you to our “Results of Operations” below for a calculation of Adjusted EBITDA) improved 42.7% for the same period.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Passenger ticket	72.6%	69.0%	72.1%	68.3%
Onboard and other	27.4%	31.0%	27.9%	31.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.7%	15.0%	18.0%	16.2%
Onboard and other	6.3%	7.2%	6.3%	7.2%
Payroll and related	14.9%	13.9%	15.8%	14.4%
Fuel	8.5%	10.2%	8.9%	11.0%
Food	4.0%	5.6%	4.2%	5.6%
Other	9.1%	9.6%	10.1%	9.7%
Total cruise operating expense	60.5%	61.5%	63.3%	64.1%
Other operating expense
Marketing, general and administrative	9.8%	10.7%	12.8%	11.4%
Depreciation and amortization	9.6%	8.3%	10.1%	8.8%
Total other operating expense	19.4%	19.0%	22.9%	20.2%
Operating income	20.1%	19.5%	13.8%	15.7%
Non-operating income (expense)
Interest expense, net	(4.8)%	(4.2)%	(5.1)%	(4.4)%
Other income (expense)	(0.4)%	—%	(1.7)%	—%
Total non-operating income (expense)	(5.2)%	(4.2)%	(6.8)%	(4.4)%

Net income before income taxes	14.9%	15.3%	7.0%	11.3%
Income tax benefit (expense)	—%	(0.3)%	—%	(0.3)%
Net income	14.9%	15.0%	7.0%	11.0%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Passengers carried	527,676	482,837	1,041,202	990,109
Passenger Cruise Days	3,948,773	3,394,649	7,716,888	6,470,051
Capacity Days	3,634,143	3,074,415	7,190,611	5,970,399
Occupancy Percentage	108.7%	110.4%	107.3%	108.4%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2015 Constant Currency	2014	2015	2015 Constant Currency	2014
Passenger ticket revenue	$787,991	$806,372	$528,782	$1,458,474	$1,485,065	$977,362
Onboard and other revenue	297,442	296,994	237,145	565,141	564,693	452,593
Total revenue	1,085,433	1,103,366	765,927	2,023,615	2,049,758	1,429,955
Less:
Commissions, transportation and other expense	192,438	196,721	114,712	364,265	370,510	231,522
Onboard and other expense	67,885	67,435	55,467	126,530	126,080	103,391
Net Revenue	825,110	839,210	595,748	1,532,820	1,553,168	1,095,042
Non-GAAP Adjustment:
Deferred revenue (1)	7,294	7,294	—	28,488	28,488	—
Adjusted Net Revenue	$832,404	$846,504	$595,748	$1,561,308	$1,581,656	$1,095,042
Capacity Days	3,634,143	3,634,143	3,074,415	7,190,611	7,190,611	5,970,399
Gross Yield	$298.68	$303.61	$249.13	$281.42	$285.06	$239.51
Net Yield	$227.04	$230.92	$193.78	$213.17	$216.00	$183.41
Adjusted Net Yield	$229.05	$232.93	$193.78	$217.13	$219.96	$183.41

(1)	Reflects deferred revenue fair value adjustments totaling $7.3 million and $28.5 million for the three months and six months ended June 30, 2015, respectively, related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2015 Constant Currency	2014	2015	2015 Constant Currency	2014
Total cruise operating expense	$656,279	$661,730	$470,796	$1,279,979	$1,288,029	$916,706
Marketing, general and administrative expense	106,346	107,920	82,426	259,846	262,577	163,509
Gross Cruise Cost	762,625	769,650	553,222	1,539,825	1,550,606	1,080,215
Less:
Commissions, transportation and other expense	192,438	196,722	114,712	364,265	370,510	231,522
Onboard and other expense	67,885	67,435	55,467	126,530	126,080	103,391
Net Cruise Cost	502,302	505,493	383,043	1,049,030	1,054,016	745,302
Less: Fuel expense	91,581	91,581	77,832	178,955	178,955	156,872
Net Cruise Cost Excluding Fuel	410,721	413,912	305,211	870,075	875,061	588,430
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,029	1,029	1,770	2,482	2,482	2,609
Non-cash share-based compensation (2)	2,161	2,161	3,244	14,166	14,166	5,079
Secondary Equity Offerings’ expense (3)	882	882		882	882	351
Severance payments and other fees (4)	3,289	3,289	—	13,676	13,676	—
Management NCL Corporation Units exchange expenses (5)	—	—	—	624	624	—
Acquisition of Prestige expenses (6)	10,891	10,891	—	11,291	11,291	—
Contingent consideration adjustment (7)	(34,300)	(34,300)	—	(43,400)	(43,400)	—
Other (8)	—	—	2,331	—	—	2,331
Adjusted Net Cruise Cost Excluding Fuel	$426,769	$429,960	$297,866	$870,354	$875,340	$578,060

Capacity Days	3,634,143	3,634,143	3,074,415	7,190,611	7,190,611	5,970,399
Gross Cruise Cost per Capacity Day	$209.85	$211.78	$179.94	$214.14	$215.64	$180.93
Net Cruise Cost per Capacity Day	$138.22	$139.10	$124.59	$145.89	$146.58	$124.83
Net Cruise Cost Excluding Fuel per Capacity Day	$113.02	$113.90	$99.27	$121.00	$121.69	$98.56
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$117.43	$118.31	$96.89	$121.04	$121.73	$96.82

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.
(3)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(8)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$161,836	$114,952	$141,813	$157,843
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,029	1,770	2,482	2,609
Non-cash share-based compensation (2)	2,334	3,244	14,339	5,079
Secondary Equity Offering expenses (3)	882	—	882	351
Severance payments and other fees (4)	3,289	—	13,676	—
Management NCL Corporation Units exchange expenses (5)	—	—	624	—
Acquisition of Prestige expenses (6)	10,891	—	11,291	—
Deferred revenue (7)	7,294	—	28,488	—
Amortization of intangible assets (8)	20,913	—	39,059	—
Contingent consideration adjustment (9)	(34,300)	—	(43,400)	—
Derivative expense (10)	650	—	29,603	—
Other (11)	—	2,331	—	2,331
Adjusted Net Income	$174,818	$122,297	$238,857	$168,213

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.
(3)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(8)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Losses of approximately $(10.0) million related to certain fuel swap derivative hedge contracts and the fair value adjustment of $9.4 million for a foreign exchange collar which does not receive hedge accounting treatment, which are included in other income (expense) for the three months ended June 30, 2015. Losses of $(19.6) million for a foreign exchange collar which does not receive hedge accounting treatment and $(10.0) million related to certain fuel swap derivative hedge contracts for the six months ended June 30, 2015.
(11)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$161,836	$114,952	$141,813	$157,843
Interest expense, net	52,446	31,860	103,435	63,032
Income tax (benefit) expense	202	2,109	103	3,829
Depreciation and amortization expense	104,607	63,459	204,583	125,099
EBITDA	319,091	212,380	449,934	349,803
Other (income) expense	3,717	325	33,856	(63)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,029	1,770	2,482	2,609
Non-cash share-based compensation (2)	2,161	3,244	14,166	5,079
Secondary Equity Offerings’ expenses (3)	882		882	351
Severance payments and other fees (4)	3,289	—	13,676	—
Management NCL Corporation Units exchange expenses (5)	—	—	624	—
Acquisition of Prestige expenses (6)	10,891	—	11,291	—
Deferred revenue (7)	7,294	—	28,488	—
Contingent consideration adjustment (8)	(34,300)	—	(43,400)	—
Other (9)	—	2,331	—	2,331
Adjusted EBITDA	$314,054	$220,050	$511,999	$360,110

(1)	Non-cash share-based compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity grants, which are included in marketing, general and administrative expense.
(3)	Expenses related to Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(8)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(9)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Three months ended June 30, 2015 (“2015”) compared to three months ended June 30, 2014 (“2014”)

Revenue

Total revenue increased 41.7% to $1,085.4 million in 2015 compared to $765.9 million in 2014. Net Revenue in 2015 increased 38.5% to $825.1 million from $595.7 million in 2014 due to an increase in Capacity Days of 18.2% and Net Yield of 17.2%.The increase in Capacity Days was primarily due to the Acquisition of Prestige. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $7.3 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 19.2% and 20.2%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 39.4% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 44.6% in 2015 compared to 2014 primarily due to the amortization expense related to the intangible assets and depreciation related to the Prestige ships and an increase in marketing general and administrative expenses primarily related to the Acquisition of Prestige partially offset by the adjustment for the contingent consideration related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 10.9% (11.6% on a Constant Currency basis) due to certain crew related expenses and an increase in marketing general and administrative expenses as discussed above. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 21.2% (22.1% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $52.4 million in 2015 from $31.9 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was an expense of $3.7 million in 2015 compared to $0.3 million in 2014 primarily related to the expense recorded from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. The expense was partially offset by income related to the fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2015, we had an income tax expense of $0.2 million compared to $2.1 million in 2014.

Six months ended June 30, 2015 (“2015”) compared to six months ended June 30, 2014 (“2014”)

Revenue

Total revenue increased 41.5% to $2,023.6 million in 2015 compared to $1,430.0 million in 2014. Net Revenue in 2015 increased 40.0% to $1,532.8 million from $1,095.0 million in 2014 due to an increase in Capacity Days of 20.4% and Net Yield of 16.2%.The increase in Capacity Days was primarily due to the Acquisition of Prestige and the operation of Norwegian Getaway for the entire six months of 2015. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $28.5 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 17.8% and 19.9%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 39.6% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 60.9% in 2015 compared to 2014 primarily due to an increase in marketing general and administrative expenses primarily related to the Acquisition of Prestige including certain restructuring and severance costs, as well as amortization expense related to the intangible assets and depreciation related to the Prestige ships. This was partially offset by the adjustment for the contingent consideration related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 16.9% (17.4% on a Constant Currency basis) due to an increase in marketing general and administrative expenses as discussed above and certain crew related expenses partially offset by the decrease in fuel expense which was primarily the result of a 14.4% decrease in the average fuel price to $542 per metric ton in 2015 from $633 per metric ton in 2014. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 25.1% (25.8% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $103.4 million in 2015 from $63.0 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was an expense of $33.9 million in 2015 compared to income of $63.0 thousand in 2014 primarily related to the expense from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was the expense related to the fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2015, we had an income tax expense of $0.1 million compared to $3.8 million in 2014.

Liquidity and Capital Resources

General

As of June 30, 2015, our liquidity was $795.8 million consisting of $170.8 million in cash and cash equivalents and $625.0 million, which is the full amount available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2015, we had a working capital deficit of $2.1 billion. This deficit included $1.2 billion of advance ticket sales, which represents the passenger ticket revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Sources and Uses of Cash

In this section, references to “2015” refer to the six months ended June 30, 2015 and references to “2014” refer to the six months ended June 30, 2014.

Net cash provided by operating activities was $700.8 million in 2015 as compared to $533.9 million in 2014. The change in net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities with advance ticket sales of $412.6 million in 2015 compared to $194.9 million in 2014. The increase was partially offset by lower net income of $141.8 million in 2015 compared to net income of $157.8 million in 2014.

Net cash used in investing activities was $186.5 million in 2015, primarily related to payments for our newbuild ships and ship improvements and shoreside projects. Net cash used in investing activities was $787.6 million in 2014, primarily related to the payments for delivery of Norwegian Getaway and other ship improvements and shoreside projects.

Net cash used in financing activities was $426.3 million in 2015, primarily due to repayments of our Revolving Loan Facility and other loan facilities. Net cash provided by financing activities was $264.6 million in 2014, primarily due to proceeds from the Breakaway Two Credit Facility.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of June 30, 2015, anticipated capital expenditures were $1.0 billion for the remainder of 2015, and $0.9 billion and $1.1 billion for each of the years ending December 31, 2016 and 2017, respectively, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.7 billion for the remainder of 2015, $0.5 billion for 2016 and $0.6 billion for 2017.

We have four Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the fall of 2015, spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and up to 4,200 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these four ships is approximately €3.1 billion, or $3.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a luxury cruise ship to be named Seven Seas Explorer. The contract price of the ship is approximately €343.0 million, or approximately $382.3 million based on the euro/U.S. dollar exchange rate as of June 30, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

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

Capitalized interest for the three and six months ended June 30, 2015 was $7.4 million and $15.1 million, respectively, and for the three and six months ended June 30, 2014 was $4.1 million and $9.2 million, respectively, primarily associated with the construction of our Breakaway Plus Class Ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2015, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$5,763,919	$585,875	$2,213,864	$1,310,419	$1,653,761
Due to Affiliate (2)	38,737	38,737	—	—	—
Operating leases (3)	150,014	11,579	24,542	24,750	89,143
Ship construction contracts (4)	3,713,432	1,314,918	1,629,128	769,386	—
Port facilities (5)	198,815	31,675	53,809	41,719	71,612
Interest (6)	777,830	173,353	305,256	167,641	131,580
Other (7)	121,644	48,453	32,510	13,943	26,738
Total	$10,764,391	$2,204,590	$4,259,109	$2,327,858	$1,972,834

(1)	Net of unamortized original issue discount of $0.9 million and includes premiums aggregating $0.8 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2015. Export credit financing is in place from a syndicate of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2015.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

As of June 30, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.4 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of June 30, 2015.

We believe our cash on hand, expected future operating cash inflows, available borrowings under our existing credit facility and our ability to issue debt securities or raise equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of June 30, 2015, we had interest rate swap agreements to mitigate our exposure to interest rate movements and to manage our interest expense. As of June 30, 2015, 55% of our debt was fixed and 45% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2015 was $1.2 billion. Based on our June 30, 2015 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $26.0 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2015, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts and forecasted Dry-dock payments. The payments not hedged aggregate €2.0 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of June 30, 2015. We estimate that a 10% change in the euro as of June 30, 2015 would result in a $223.4 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

 Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 14.1% and 16.5% for the three months ended June 30, 2015 and 2014, respectively, and 14.1% and 17.1% for the six months ended June 30, 2015 and 2014, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2015, we had hedged approximately 48%, 54%, 44% and 17% of our 2015, 2016, 2017 and 2018 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated remaining 2015 fuel expense by $15.9 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $4.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including Norwegian, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the state of Alaska and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

We refer you to our 2014 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, and those described below and elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Our hedging strategies may not be cost-effective or adequately protect us from increased costs related to changes in fuel prices.

In order to manage risks associated with the variable market prices of fuel, we routinely hedge a portion of our future fuel requirements. However, our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. There can be no assurance that our hedging arrangements will be cost-effective, will provide any particular level of protection against rises in fuel prices or that our counterparties will be able to perform under our hedging arrangements. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

3.2

Amended and Restated Bye-Laws of Norwegian Cruise Line Holdings Ltd., effective as of May 20, 2015 (incorporated herein by reference to Exhibit 3.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 26, 2015 (File No. 001-35784))

10.1	Directors’ Compensation Policy (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))
10.2

Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

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

The following unaudited financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014;
(ii)	the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014;
(iii)	the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;
(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and
(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

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

Dated: August 7, 2015

