Form 10-K
period 2015-12-31
NCL CORP Ltd.
filed 2016-02-29
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At February 24, 2016, 31,164,004 ordinary shares were outstanding.

NCL Corporation Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to, prior to the consummation of NCLH’s IPO, NCL Corporation Ltd. and/or its subsidiaries and after NCLH’s IPO, Norwegian Cruise Line Holdings Ltd., or “NCLH” and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors and “NCL America” or “NCLA” refers to our U.S.-flagged operations, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vii) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Holders” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., AAA Guarantor — Co-Invest VI (B), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (viii) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV-III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (ix) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., its wholly-owned subsidiary (“Star NCLC”)), and (x) “Affiliate(s)” or “Sponsor(s)” refers to the Apollo Holders, Genting HK and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

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

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

•	Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense) and other supplemental adjustments.

Adjusted EPS. Adjusted Net Income divided by the number of diluted weighted-average shares outstanding.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Adjusted Net Revenue. Net Revenue adjusted for supplemental adjustments.

•	Adjusted Net Yield. Net Yield adjusted for supplemental adjustments.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	Bareboat Charter. The hire of a ship for a specified period of time whereby no crew or provisions are provided by the Company.

•	CLIA. Cruise Lines International Association, Inc., a non-profit marketing and training organization formed in 1975 to promote cruising.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of the foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes and depreciation and amortization.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one Gross Ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	IPO. The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 2013.

•	Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC in connection with our corporate reorganization.

•	Merger Agreement. Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige, NCLH, Portland Merger Sub, Inc. and Apollo Management, L.P., as amended, for the Acquisition of Prestige.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	Norwegian Sky Purchase Agreement. Memorandum of agreement, dated June 1, 2012, between Ample Avenue Limited, as seller, and Norwegian Sky, Ltd., as buyer, related to our purchase of Norwegian Sky.

•	Norwegian Stand-alone. Results of operations excluding consolidation of the results of Prestige.

O-Class ship. Oceania Cruises’ fleet consists of the O-Class ships, Marina and Riviera, with 1,250 Berths each.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	Regent Seven Seas Transaction. The transaction that closed on January 31, 2008, pursuant to which PCH purchased substantially all of the assets of Regent Seven Seas Cruises, Inc. and the equity of certain affiliated companies and joint ventures from Carlson Cruises Worldwide, Inc. and Vlasov Shipping Corporation.

•	R-Class ship. Oceania Cruises’ fleet consists of the R-Class ships, Regatta, Insignia and Nautica, with 684 Berths each.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. U.S. Securities and Exchange Commission.

•	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares.

•	Selling Shareholders. Certain of the Apollo Holders, the TPG Viking Funds and Star NCLC.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the risks and increased costs associated with operating internationally;

•	our efforts to expand our business into new markets;

•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;

•	breaches in data security or other disturbances to our information technology and other networks;

•	the spread of epidemics and viral outbreaks;

•	adverse incidents involving cruise ships;

•	changes in fuel prices and/or other cruise operating costs;

•	our hedging strategies;

•	our inability to obtain adequate insurance coverage;

•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;

•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	our ability to incur significantly more debt despite our substantial existing indebtedness;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	fluctuations in foreign currency exchange rates;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	future changes relating to how external distribution channels sell and market our cruises;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	our ability to keep pace with developments in technology;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors.”

The above examples are not exhaustive and new risks emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

PART I

Item 1. Business

History and Development of the Company

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 22 ships with approximately 45,000 Berths and will introduce five additional ships through 2019. Our ships currently offer itineraries to more than 510 destinations worldwide.

Norwegian commenced operations from Miami in 1966. In February 2000, Genting HK acquired control of and subsequently became the sole owner of the Norwegian operations.

In January 2008, the Apollo Holders acquired 50% of the outstanding ordinary share capital of NCLC. As part of this investment, the Apollo Holders assumed control of NCLC’s Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of NCLC’s outstanding share capital from the Apollo Holders.

In January 2013, NCLH completed its IPO, pursuant to which it sold 27,058,824 ordinary shares for net proceeds, after deducting underwriting discounts and commissions and expenses, of approximately $473.9 million.

In November 2014, we completed the Acquisition of Prestige. We believe that the combination of Norwegian and Prestige creates a cruise operating company with a rich product portfolio and strong market presence.

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2015 owned 29.3% of NCLH’s ordinary shares.

Corporate Reorganization

In February 2011, NCLH, a Bermuda limited company, was formed with the issuance to the Sponsors of, in aggregate, 10,000 ordinary shares, with a par value of $.001 per share. In connection with the consummation of the IPO, the Sponsors’ ordinary shares in NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was effected solely for the purpose of reorganizing our corporate structure. NCLH had not, prior to the completion of the Corporate Reorganization, conducted any activities other than those incidental to its formation and to prepare for the Corporate Reorganization and the IPO.

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

When a holder of a Management NCL Corporation Unit exchanged such unit for one of NCLH’s ordinary shares (or a cash payment equal to the value of one of such ordinary shares), the relative economic interests of the exchanging NCL Corporation Unit holder and the holders of ordinary shares of NCLH were not altered. As a result of the Corporate Reorganization, a non-controlling interest was created within NCLH and NCLH’s financial statements and financial results differed from NCLC’s in certain respects.

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

Additional Information

We are incorporated under the laws of Bermuda. Our registered offices are located at Cumberland House, 9th Floor, 1 Victoria Street, Hamilton HM 11, Bermuda. Our principal executive offices are located at 7665 Corporate Center Drive, Miami, Florida 33126. Our telephone number is (305) 436-4000. Our website is located at www.nclhltdinvestor.com. The information that appears on our websites is not part of, and is not incorporated by reference into this annual report or any other report or document filed with or furnished to the SEC. Daniel S. Farkas, the Company’s Senior Vice President and General Counsel, is our agent for service of process at our principal executive offices.

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian, Oceania Cruises and Regent brands. With a combined fleet of 22 ships with approximately 45,000 Berths, these brands offer itineraries to more than 510 destinations worldwide including Europe, Asia, Australia, New Zealand, South America, Africa, Canada, Bermuda, Caribbean, Alaska and Hawaii. Norwegian’s U.S.-flagged ship, Pride of America, provides the industry’s only entirely inter-island itinerary in Hawaii.

In October 2015, Norwegian took delivery of our largest ship to date, Norwegian Escape. We will introduce five additional ships through 2019: Regent’s Seven Seas Explorer, on order for delivery in the summer of 2016; three Breakaway Plus Class Ships on order for deliveries to the Norwegian fleet in the spring of 2017, spring of 2018 and fall of 2019; and a ship we acquired from a third party to join the Oceania Cruises’ fleet, which will be named Sirena. After its current Bareboat Charter ends in March 2016, we will extensively refurbish Sirena to our standards. Sirena is a sister ship to the R-Class ships currently in the Oceania Cruises’ fleet and will be placed in service in the spring of 2016. These additions to our fleet will increase our total Berths to approximately 59,000.

All of our brands offer an assortment of features, amenities and activities, including a variety of accommodations, multiple dining venues, bars and lounges, spa, casino and retail shopping areas and numerous entertainment choices. All brands also offer a selection of shore excursions at each port of call as well as hotel packages for stays before or after a voyage.

Norwegian is an innovator in cruise travel with 14 ships that have been purpose-built to consistently deliver the “Freestyle Cruising” product, which offers freedom, flexibility and choice to our guests who prefer to dine when they want, with whomever they want and without having to dress formally. Certain ships in Norwegian’s fleet offer The Haven by Norwegian (“The Haven”), a luxurious, key-card access enclave that has spacious accommodations with suites as large as 1,345 square feet and offers a “ship within a ship” experience. The Haven includes two decks of suites, a private pool with multiple hot tubs and sundeck, a private fitness center and steam rooms, fine dining in a private restaurant, casual outdoor dining, 24-hour concierge service and personal butlers. In 2015, Norwegian was named “Europe’s Leading Cruise Line” for the eighth consecutive year, as well as “Caribbean’s Leading Cruise Line” for the third time and “World’s Leading Large Ship Cruise Line” for the fourth straight year by the World Travel Awards.

Oceania Cruises offers the finest cuisine at sea and immersive destination experiences with destination-rich itineraries spanning the globe. Oceania Cruises operates a fleet of five mid-size ships, including two 1,250-Berth O-Class ships, and three 684-Berth R-Class ships. Oceania Cruises is ranked as one of the world’s best cruise lines by Condé Nast Traveler and Travel + Leisure. Oceania Cruises’ ships received “Best Dining,” “Best Public Rooms” and “Best Cabins” from Cruise Critic Cruisers’ Choice Awards in 2015.

Regent Seven Seas Cruises is an all-inclusive cruise line which provides all-suite accommodations, round-trip air transportation, highly personalized service, acclaimed cuisine, fine wines and spirits, Wi-Fi, sightseeing excursions in every port and other amenities included in the cruise fare. The brand operates three award-winning ships, totaling 1,890 Berths. Most recently, Regent Seven Seas Cruises won the “Best Cruise Ship, Luxury” award, for Seven Seas Mariner, and the “Best Cruise Line, Luxury” award from the TravAlliance Travvy Awards. Regent Seven Seas Cruises also won the 2015 National Association of Career Travel Agents “Luxury Cruise Line Partner of the Year” award.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current itineraries, which are subject to change.

Ship(1)	Year Delivered	Primary Areas of Operation

Norwegian
Norwegian Escape	2015	Caribbean, Bahamas
Norwegian Getaway	2014	Europe, Caribbean, Bahamas
Norwegian Breakaway	2013	Bermuda, Caribbean, Bahamas
Norwegian Epic	2010	Europe
Norwegian Gem	2007	Bahamas, Bermuda, Caribbean, Canada, New England

Norwegian Jade	2006	Europe
Norwegian Pearl	2006	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal
Norwegian Jewel	2005	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal, Mexico
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Bermuda, Caribbean, Canada, New England
Norwegian Star	2001	Bermuda, Caribbean, Europe, Asia, Australia, New Zealand
Norwegian Sun	2001	Caribbean, Alaska, Mexico, South America, Pacific Coastal
Norwegian Sky	1999	Bahamas
Norwegian Spirit	1998	Caribbean, Bahamas, Europe

Oceania Cruises
Oceania Riviera	2012	Caribbean, Mediterranean, Black Sea
Oceania Marina	2011	South America, Baltic, Mediterranean, Panama Canal, South Pacific
Oceania Nautica	2000	Asia, Africa, Mediterranean, Baltic
Oceania Regatta	1998	Caribbean, Panama Canal, New England, South America, Alaska, Mexico, Bermuda, Canada
Oceania Insignia	1998	Mediterranean, Black Sea, Baltic, Caribbean, South America, Panama Canal, South Pacific, Asia, Australia
Regent
Seven Seas Voyager	2003	Asia, Africa, Baltic, Mediterranean
Seven Seas Mariner	2001	South America, Mediterranean, Black Sea, Panama Canal, Canada, Alaska
Seven Seas Navigator	1999	Europe, Caribbean, Panama Canal, Alaska, New England, Asia

(1)	The table does not include the three Breakaway Plus Class Ships on order for delivery to the Norwegian fleet in the spring of 2017, spring of 2018 and fall of 2019 nor does it include the Seven Seas Explorer on order for delivery to the Regent fleet in the summer of 2016 or Sirena which will be placed in service to the Oceania Cruises’ fleet in the spring of 2016.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Rich Stateroom Mix

The Norwegian, Oceania Cruises’ and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s accommodations include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies, and connecting accommodations to meet the needs of all types of cruisers. Norwegian’s suites range from two bedroom family suites to penthouses and owner suites, as well as three bedroom Garden Villas measuring up to 6,694 square feet. In addition, eight of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. Onboard Norwegian Epic and Breakaway Class Ships, The Haven also includes a private lounge and fine dining restaurant. Norwegian Escape, the newest and first of the Breakaway Plus Class Ships, offers the largest Haven complex to date with new outdoor fine dining providing expansive ocean views. The spacious and elegant accommodations on Oceania Cruises’ five award-winning ships, the 684-Berth Regatta, Insignia and Nautica, and the 1,250-Berth Marina and Riviera, range from 160-square foot inside staterooms to opulent 2,030-square foot Owner’s Suites. Oceania Cruises will add a fourth 684-Berth ship with Sirena being placed in service in the spring of 2016. The Regent fleet is comprised of three ships, Seven Seas Voyager and Seven Seas Mariner, which feature all-suite, all-balcony accommodations, and Seven Seas Navigator, with a majority of accommodations including balconies. Regent’s Seven Seas Explorer, to be delivered in the summer of 2016, will also feature all-suite, all-balcony accommodations including sophisticated designer suites ranging from 300 to 3,875 square feet which are amongst the highest space-to-guest and crew-to-guest ratios in the industry.

High-Quality Service

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. Norwegian continues to enhance the level of service on its ships through the recently launched (“The Norwegian Edge”) program. This program introduces specific standards aimed at enhancing the overall guest experience which we believe will promote further customer loyalty. We believe the Acquisition of Prestige allows for collaboration among the Norwegian, Oceania Cruises and Regent brands which will facilitate our ability to provide an enhanced guest experience across all brands. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service in a country club, casual setting.

Diverse Selection of Premium Itineraries

We have expanded our already broad range of premium itineraries. Our fleet has a worldwide deployment, offering one to 180 days itineraries to more than 510 ports, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean.

Strong Cash Flow

We believe our business model will generate a significant amount of cash flow with high revenue visibility. All three of our brands afford the ability to pre-sell tickets, receive customer deposits and sell onboard activities in advance with long lead times ahead of sailing. In terms of newbuild capital expenditures, the cash flow impact is mitigated as we have export credit financing in place for all newbuild ships to fund approximately 80% of the contract price of each ship.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Frank J. Del Rio is our President and Chief Executive Officer. Mr. Del Rio has been responsible for the financial and strategic development of Prestige. Mr. Del Rio founded Oceania Cruises in October 2002 and played a vital role in the development of Renaissance Cruises from 1993 to 2001. Andrew Stuart is our President and Chief Operating Officer of our Norwegian brand. Mr. Stuart joined Norwegian in 1988 and has held several Senior Management positions in Sales, Marketing and Passenger Services during his tenure before becoming President and Chief Operating Officer in 2015. Jason M. Montague is our President and Chief Operating Officer for the Regent and Oceania Cruises brands and was instrumental in launching Oceania Cruises in 2002 and is widely regarded as one of its co-founders. Wendy Beck is our Executive Vice President and Chief Financial Officer. Ms. Beck has been with NCLH since 2010 and was instrumental in consummation of the IPO. For more on our senior management, see “Executive Officers” below.

Our Business Strategies

We seek to attract vacationers with our products and services and by creating differentiated itineraries in new markets on our current and upcoming ships with the aim of delivering an enhanced, value-added vacation experience to our guests relative to other vacation alternatives. Our business strategies include the following:

Post-Acquisition of Prestige Strategy

We have implemented a corporate-wide strategy following the Acquisition of Prestige which we believe will deliver a quality product to our guests and generate returns to our shareholders. We termed this strategy the “New Deal” which includes three main tenets:

Organic growth. We capitalize on the knowledge throughout the organization to identify areas where marginal changes can be implemented that promote growth from organic sources. By sharing best practices across brands, our marketing teams find areas of opportunity to more effectively market to past guests not only within each brand, but across brands as well.

Driving higher per diems to deliver higher yields. We are implementing a market-to-fill strategy which maintains pricing integrity by offering both the best price early in the booking cycle and value-added promotions when necessary to avoid compromising on price. Diversification of deployment is another key initiative to drive higher yields. Our destination management team reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of creating scarcity which, in turn, leads to higher pricing. We also look to increase demand through effective marketing and an enhanced sales force.

Leveraging scale to suppress costs. We leverage the combined purchasing power of our three brands to reduce costs throughout the organization. In addition, we have created a shared-services model to manage the newly combined company. This model places vessel operations, finance, accounting, purchasing, legal, information technology and human resources, as well as other departments, as a shared-service for all three brands. This shared-services model not only generates expense-related synergies, but also facilitates the sharing of best practices across all areas.

Enhanced Product Offerings and Guest Experience

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Norwegian is also enhancing the guest experience with The Norwegian Edge, a program that includes a multi-year, $400 million investment to enhance the guest experience via extensive ship revitalizations and enriched destination experiences. We plan to complete these revitalizations and destination enhancements by the end of 2017, at which time nine Norwegian ships will have undergone stern to bow refurbishments, bringing them to The Norwegian Edge standards. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes air transportation, shore excursions, hotel packages, specialty restaurants, premium spirits and fine wines, gratuities and other amenities. Regent recently announced a $125 million fleet-wide renovation program aimed at upgrading its existing fleet to the same standards as its upcoming Seven Seas Explorer.

Maximize Net Yields

We focus on growing revenue through various initiatives aimed at increasing ticket prices and Occupancy Percentages as well as onboard spending to drive higher overall Net Yields. Our specific base-loading initiatives include:

Strategic Relationships. We developed strategic relationships with travel agencies and international tour operators who commit to purchasing a certain level of inventory with long lead times.

Meetings, Incentives and Charters. We increased the focus on the meetings, incentives and charters channel, which typically books very far in advance and can represent a significant portion of the ship, or even an entire sailing, in one transaction.

Casino Player Strategy. We have non-exclusive arrangements with over 100 casino partners worldwide whereby loyal gaming guests are offered cruise reward certificates redeemable for cruises. Through property sponsored events and joint marketing programs, we have the opportunity to market cruises to these guests. These arrangements with casino partners have the dual benefit of filling open inventory and reaching guests that we expect to generate above average onboard revenue through the casino and other onboard spending.

Disciplined Fleet Expansion

We have orders with Meyer Werft shipyard for three Breakaway Plus Class Ships for delivery in the spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons. With approximately 4,100 to 4,350 Berths each, they will be similar in design and innovation to our first Breakaway Plus Class Ship, Norwegian Escape, which was delivered in October 2015. We also have a contract with Fincantieri shipyard to build Seven Seas Explorer to be delivered in the summer of 2016. The all-suite, all-balcony Seven Seas Explorer will feature sophisticated designer suites ranging from 300 to 3,875 square feet with amongst the highest guest-to-space ratio of 76.0 gross ton per guest and a crew-to-guest ratio of 1 to 1.4. The ship will include five open-seating gourmet restaurants, Regent’s signature nine-deck open atrium, a two-story theater, two boutiques and an expansive Canyon Ranch SpaClub. In November 2014, we acquired a ship from a third party to join the Oceania Cruises’ fleet which will be named Sirena. After its current Bareboat Charter ends in March 2016, we will extensively refurbish the ship to meet our standards. The third party provided financing for the contract price. We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we continually look for ways to deepen and expand our sales channels. We continue to invest in our brands by enhancing websites and passenger services departments where travel agents and guests have the ability to book cruise vacations.

We focus on distribution through our three primary channels: “Retail/Travel Agent,” “International,” and “Meetings, Incentives and Charters.”

Retail/Travel Agent. The retail/travel agent channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Asia and Australia. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives. We have expanded sales force teams who work closely with our travel agency partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education creates a deeper understanding of all our offerings.

International. We continue to accelerate our international expansion efforts, building on initiatives rolled out in 2015 that focused on increasing our presence in the fast growing Asia Pacific region. We announced the re-deployment of Norwegian Star to the Australasia region, which was followed by the opening of our sales office in Sydney, Australia which services the growing demand from the Asia Pacific region for cruises across our three brands.

Our entry into the Chinese market includes a multi-pronged strategy to expand our presence in what many believe will soon become the world’s second largest cruise market. We began with the opening of sales and marketing offices in Shanghai, Beijing and Hong Kong that will serve dual purposes. These offices will look to source Chinese guests for international cruises across our three brands, which together combine to form a broad portfolio of voyages and itineraries to every corner of the globe where a Chinese cruiser would look to sail. These offices will support our travel partners to source locally for our China-dedicated venture, our Breakaway Plus Class Ship being launched in the spring of 2017, which will be purpose-built for Chinese consumers. The ship will be designed to deliver a blend of the Norwegian brand’s offering of freedom and flexibility with amenities and features that will resonate with Chinese guests.

For information regarding risks associated with our international operations, see Part I Item 1A-Risk Factors in this annual report on Form 10-K, including the risk factor titled “Conducting business internationally may result in increased costs and risks.”

Meetings, Incentives and Charters. This channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. The acquisition of Sixthman in 2012, a company specializing in developing and delivering music-oriented charters, opened up a new market for travel partners to be able to sell high-quality music experiences at sea to guests.

Itineraries

We offer cruise itineraries ranging from one to 180-days calling on over 510 worldwide locations, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the Americas and Europe.

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

For some of our longer itineraries, we maximize profitability by selling segments of the longer itineraries as shorter cruises (i.e., which last 7 to 20 days) in order to capture more time-constrained customers. The deployment flexibility created by the use of longer itineraries translates off-peak seasons into more profitable portions of longer cruises.

Passenger Ticket Revenue

We offer our guests a wide variety of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, including meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions and pre-cruise hotel packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services are generally managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage for the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. Norwegian generates additional revenue on our ships from casino operations, food and beverage, gift shop purchases, shore excursions, spa services, photo services and other similar items. To maximize onboard revenue, Norwegian uses various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ offerings typically include air transportation and certain other amenities. Regent’s offerings typically include air transportation, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, gratuities and unlimited shore excursions. Both Regent and Oceania Cruises generate additional revenue from casino operations, gift shop purchases, shore excursions and spa services.

Onboard and other revenue accounted for 28% of our consolidated revenue in 2015, 30% in 2014 and 31% in 2013.

Revenue Management Practices

Our revenue management function performs extensive analyses in order to determine booking history and trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel in order to determine cruise ticket pricing. We concentrate on improving early booking occupancy rates to drive higher Net Yields. We execute targeted and high-frequency marketing campaigns that communicate a message of a value-packed cruise offering in both North American and select international markets. To increase the effectiveness of these targeted marketing programs, we emphasize communication to keep the travel agents engaged and informed and utilize call centers focusing on both inbound calls and outbound calls to high potential targeted customers. This marketing strategy assists in maximizing the revenue potential from each customer contact generated by various marketing campaigns. We believe these strategies and other initiatives executed by our distribution channels will drive sustainable growth in the number of guests carried and in Net Yields achieved.

Seasonality

Our revenue is seasonal and based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods.

Competition

Our primary competition includes operators such as Carnival Corporation & Carnival plc, which owns and operates Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn Cruise Line, among others, and Royal Caribbean Cruises Ltd., which owns and operates, Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, among others, as well as other cruise lines such as Crystal Cruises and Silversea Cruises. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

Marketing Strategy

Our marketing teams work to enhance brand awareness and increase levels of understanding and consideration of our products and services among consumers and trade and travel partners with the ultimate goal of driving sales. We utilize a multi-channel strategy that may include a combination of print, television, radio, website/e-commerce, direct mail, social media, mobile and e-mail campaigns, partnerships, customer loyalty initiatives, market research, and business-to-business events.

Building customer loyalty among our past guests is an important element of our marketing strategy. We believe that attending to the needs and motivations of our past guests creates a cost-effective means of attracting business, particularly to our new ships and itineraries, because past guests are familiar with our brands, products and services and often return to cruise with us. We have shared customer databases across our brands to further enhance our communications with our past guests who receive newsletters and mailings with informative destination and product information and promotional amenities. Continued investments in our websites is also key to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home and ultimately engage them in booking another cruise.

Travel agents are crucial to our marketing and distribution efforts. We provide robust marketing support and enhanced tools for our travel agent partners through a variety of programs. Our travel partners can benefit from our online travel partner education programs that include a wide variety of courses about our ships, itineraries and other best-selling practices. Agents can also easily customize a multitude of consumer marketing materials for their use in promoting our products through our online platform.

Guest feedback is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate guest feedback studies among both travel partners and consumers to assess the impact of various programs and/or to solicit information that helps shape future direction.

Ship Operations and Cruise Infrastructure

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical superiority and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel), twice in 5 years (depending on flag state and age of vessel) and the maximum interval between each Dry-dock cannot exceed 3 years (depending age of vessel and flag state). However, most of our international ships qualify under a special exemption provided by the Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every 5 years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability.

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

Crew and Staff

Best-in-class guest service levels are paramount in the markets in which we operate, where travelers have discriminating tastes and high expectations for service quality. We have dedicated increasing attention and resources to ensure that our service offerings on all of our ships meet the demands of our guests. Among other initiatives, we have implemented rigorous onboard training programs, with a focus on career development. We believe that our dedication to anticipating and meeting our guests’ every need differentiates our operations and fosters close relationships between our guests and crew, helping to build customer loyalty.

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

Prior to every cruise setting sail or upon departure, we hold a mandatory safety drill for all guests during which important safety information is reviewed and demonstrated. We also show an extensive safety video which runs continuously on the stateroom televisions. Our fleet is equipped with modern navigational control and fire prevention and control systems. In recent years, our ships have continuously been upgraded and include internal and external regulatory audits.

We have developed Safety Management Systems (“SMS”), which establish policies, procedures, training, qualification, quality, compliance, audit and self-improvement standards for all employees, both shipboard and shoreside. SMS also provides real-time reports and information to support the fleet and risk management decisions. Through these systems, our senior managers, as well as ship management, can focus on consistent, high quality operation of the fleet. Our SMS are approved and audited regularly by our classification society, Lloyds Register, and they also undergo regular internal audits as well as annual/semiannual inspections by the U.S. Coast Guard, flag state and other port and state authorities. We screen and train our crew to ensure crew familiarity and proficiency with the safety equipment onboard. Various safety measures have been implemented on all of our ships and additional personnel have been appointed in our ship operations departments.

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

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

•	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;

•	War risk insurance, including terrorist risk insurance. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven day period, submit new terms; and

•	Insurance for our shoreside property and general liability risks.

We believe that all of our insurance coverage, including those noted above, is subject to market-standard limitations, exclusions and deductible levels.

The Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1974) (the “Athens Convention”) and the Protocol to the Athens Convention Relating to the Carriage of Passengers and Their Luggage by Sea (1976) (the “1976 Protocol”) are generally applicable to passenger ships. The U.S. has not ratified the Athens Convention; however, with limited exceptions, the 1976 Protocol may be contractually enforced with respect to cruises that do not call at a U.S. port. The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002 (the “2002 Protocol”). The 2002 Protocol, which took effect on April 23, 2014, establishes for the first time a level of compulsory insurance which must be maintained by passenger ship operators with a right of direct action against the insurer. In addition, on December 31, 2012, the European Union (“EU”) Passenger Liability Regulation became effective and requires us to carry a minimum level of financial responsibility per passenger per incident. We believe the amount of our protection and indemnity policy coverage provides the compulsory insurance; however, no assurance can be given that affordable and secure insurance markets will remain available to provide the level and type of coverage required.

Trademarks

Under the Norwegian brand, we own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE,” “FEEL FREE” (an application for this trademark has been filed and is pending), “CRUISE LIKE A NORWEGIAN,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” In addition, we own registered trademarks relating to the “FREESTYLE” family of names, including, “FREESTYLE CRUISING,” “FREESTYLE DINING” and “FREESTYLE VACATION.” We believe that these trademarks are widely recognized throughout North America, Europe and other areas of the world and have considerable value.

Under the Oceania Cruises brand, we own a number of registered trademarks in the U.S. and in foreign jurisdictions relating to, among other things, the names “OCEANIA CRUISES,” “REGATTA,” “INSIGNIA,” “YOUR WORLD. YOUR WAY.” and the Oceania Cruises’ logo.

Under the Regent brand, we own registered trademarks relating to, among other things, the names “SEVEN SEAS CRUISES,” “SEVEN SEAS NAVIGATOR,” “SEVEN SEAS MARINER,” “SEVEN SEAS VOYAGER,” “SEVEN SEAS EXPLORER” and “LUXURY GOES EXPLORING.” We also claim common law rights in trademarks and trade names used in conjunction with our ships, incentive programs, customer loyalty program and specialty services rendered onboard our ships.

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

Regulatory Issues

Registration of Our Ships

Sixteen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Five of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

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

Certain ships are also subject to periodic class surveys by ship classification societies, including Dry-dock inspections, to verify that they have been maintained in accordance with the rules of the classification societies and that recommended maintenance and required repairs have been satisfactorily completed. Class certification is required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. For more information on Dry-dock work, see “Ship Operations and Cruise Infrastructure—Ship Maintenance and Logistics.”

Health and Environment

Our ships are subject to U.S. and various international, national, state and local laws and regulations relating to environmental protection, that govern air emissions, waste discharge, water management and disposal, and use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from discharging certain materials, such as petrochemicals and plastics, into waterways. Specifically, in the U.S., we comply with the U.S. Environmental Protection Agency’s Vessel General Permit (“VGP”).

In the U.S., we must also meet the U.S. Public Health Service’s requirements, including ratings by inspectors from the Vessel Sanitation Program of the Centers for Disease Control and Prevention (“CDC”) and the FDA. We rate at the top of the range of CDC and FDA scores achieved by the major cruise lines. In addition, the cruise industry and the U.S. Public Health Service have agreed on regulations for food, water and hygiene to assist cruise lines in achieving the highest health and sanitation standards on cruise ships.

The U.S. Act to Prevent Pollution from Ships, which implements the convention for the Prevention of Pollution from Ships (“MARPOL”), provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by the discharge of oil in the 200-nautical mile EEZ of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility (“COFR”) from the U.S. Coast Guard for each ship that operates in these waters.  Our continued OPA 90 certification signifies our ability to meet the requirements for related OPA 90 liability in the event of an oil spill or release of a hazardous substance.

The Clean Water Act of 1972, and other laws and regulations, provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is on inland waters, within three nautical miles of land, and in designated federally protected waters. The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the EPA’s VGP. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping.

Many coastal U.S. states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability. The State of Alaska enacted legislation that prohibits certain discharges in designated state waters and requires that certain discharges be monitored to verify compliance with the established standards. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

The European Union (“EU”) has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement as well as a recommendation providing for minimum criteria for environmental inspections. The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC goes beyond the IMO requirement by introducing legislation to use low sulfur (less than 0.1%) marine gas oil in EU ports.

MARPOL specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA, the North American ECA and the U.S. Caribbean Sea ECA are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. Other additional ECAs may also be established in the future, with areas around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico being considered.

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% from the current 3.5% global limit after January 2020. The 0.5% global standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard. This review will take into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed until January 2025, at the latest. However, the European Union Parliament and Council have set January 2020 as the final date for the 0.5% fuel sulfur limit to enter force, regardless of the 2018 IMO review results. This European Union Sulfur Directive will cover European Union Member State territorial waters that are within 12 nautical miles of their coastline.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited. Stricter discharge restrictions are currently in effect for new passenger ships whose construction began after January 1, 2016, and for existing passenger ships starting in 2018. The underlying requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time; however, we do not expect it to be material.

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. Furthermore, NCL (Bahmas) Ltd. and NCL (America) LLC are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management System that is incorporated into the Company’s SMS.

If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with changing environmental laws, regulations and treaties. Any fines or other sanctions for violation or failure to comply with environmental requirements or any expenditures required to comply with environmental requirements could have a material adverse effect on our business, operations, cash flow or financial condition.

Permits for Glacier Bay, Alaska

In connection with certain Alaska cruise operations, Norwegian relies on concession permits from the U.S. National Park Service to operate its ships in Glacier Bay National Park and Preserve. Norwegian currently holds a concession permit allowing for 22 calls per summer cruising season through September 30, 2019. However, there can be no assurance that such permit will be renewed when necessary or that regulations relating to the renewal of such permit will remain unchanged in the future.

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

Amendments to SOLAS required that ships constructed in accordance with pre-1974 SOLAS requirements install automatic sprinkler systems. IMO adopted an amendment to SOLAS which requires partial bulkheads on stateroom balconies to be of non-combustible construction. The SOLAS regulation implemented Long-Range Identification and Tracking. All of our ships are in compliance with the requirements of SOLAS as amended and/or as applicable to the keel-laying date.

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

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, each of our brands has a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. and, accordingly, has established separate bonds with the Association of British Travel Agents currently valued at approximately British Pound Sterling 6.5 million in the aggregate. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

Exemption of International Shipping Income under Section 883 of the Code

Under Section 883 of the Code (“Section 883”) and the related regulations, a foreign corporation will be exempt from U.S. federal income taxation on its U.S.-source income derived from the international operation of ships (“shipping income”) if: (a) it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the U.S. in respect of each category of shipping income for which exemption is being claimed under Section 883; and (b) either: (1) more than 50% of the value of its stock is beneficially owned, directly or indirectly, by qualified shareholders, which includes individuals who are “residents” of a qualified foreign country; (2) one or more classes of its stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of its stock are “primarily and regularly traded on one or more established securities markets” in a qualified foreign country or in the U.S. (the “publicly traded test”); or (3) it is a “controlled foreign corporation” (a “CFC”) for more than half of the taxable year and more than 50% of its stock is owned by qualified U.S. persons for more than half of the taxable year (the “CFC test”). In addition, U.S. Treasury Regulations require a foreign corporation and certain direct and indirect shareholders to satisfy detailed substantiation and reporting requirements.

For the taxable year ended December 31, 2015, NCLC was classified as a disregarded entity for U.S. federal income tax purposes. An entity that is treated as a disregarded entity for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability, as all of its activities are deemed to be that of its shareholder, NCLH. Therefore, NCLH is required to report all of NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability. For the taxable year ended December 31, 2014, NCLC was classified as a partnership for U.S. federal income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Instead, each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. In addition, as a partnership, eligibility for the exemption under Section 883 for our international shipping income was tested by reference to NCLC’s shareholders rather than to NCLC. Thus, NCLH had to meet the requirements of Section 883 in order for the exemption to apply to the shipping income allocated to NCLH. If NCLH had failed to qualify for the exemption under Section 883, 50% of NCLC’s gross shipping income allocated to NCLH attributable to transportation beginning or ending in the U.S. would be subject to either the “Net Tax Regime” or the “4% Tax Regime,” (as described below under “Taxation of International Shipping Income Where Section 883 is Inapplicable”). Under the terms of our amended and restated tax agreement, we were permitted to make tax distributions in respect of any such income to our shareholders, including NCLH.

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares are primarily and regularly traded on the Nasdaq Global Select Market, which is considered to be an established securities market in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

We believe and have taken the position that substantially all of NCLH’s income, including the income of its ship-owning subsidiaries, is properly categorized as shipping income, and that we do not have a material amount of non-qualifying income. It is possible, however, that the IRS interpretation of shipping income could differ from ours and that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which we will satisfy complex tests under Section 883. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, including as a result of the Acquisition of Prestige, which could cause NCLH or its subsidiaries to lose the benefit of the exemption under Section 883. Further, any changes in our operations could significantly increase our exposure to taxation on shipping income, and we can give no assurances on this matter.

Under certain circumstances, changes in the identity, residence or holdings of NCLH’s direct or indirect shareholders could cause NCLH’s ordinary shares not to be regularly traded on an established securities market within the meaning of the regulations under Section 883. Therefore, as a precautionary matter, NCLH has provided protections in its bye-laws to reduce the risk of such changes impacting our ability to meet the publicly traded test by prohibiting any person, other than the Sponsors, from owning, directly, indirectly or constructively, more than 4.9% of NCLH’s ordinary shares unless such ownership is approved by NCLH’s Board of Directors (the “4.9% limit”). Any outstanding shares held in excess of the 4.9% limit will be transferred to and held in a trust.

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania Cruises is treated as a corporation. For 2015, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above. For 2014, both Regent and Oceania Cruises relied on PCH’s ability to meet the requirements necessary to qualify for the benefits of Section 883. PCH is organized as a company in Panama, which grants an equivalent tax exemption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883. PCH was classified as a CFC for the taxable year ended December 31, 2014, and we believe PCH met the ownership and substantiation requirements of the CFC test under the regulations for that year.

Taxation of International Shipping Income Where Section 883 is Inapplicable

Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income tax in respect of its “shipping income” that is derived from sources within the U.S. If we fail to qualify for the exemption under Section 883 in respect of our U.S.-sourced shipping income, or if the provision was repealed, then we will be subject to taxation in the U.S. on such income.

Generally, “shipping income” is any income that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or Bareboat Charter basis or from the performance of services directly related to those uses. For these purposes, shipping income attributable to transportation that begins or ends, but that does not both begin and end, in the U.S., which we refer to as “U.S.- source shipping income,” will be considered to be 50% derived from sources within the U.S.

If we do not qualify for exemption under Section 883, or if the provision was repealed, then any U.S.-sourced shipping income or any other income that is considered to be effectively connected income would be subject to federal corporate income taxation on a net basis (generally at a 35% rate) and state and local taxes, and our effectively connected earnings and profits may also be subject to an additional branch profits tax of 30%, unless a lower treaty rate applies (the “Net Tax Regime”). Our U.S.-source shipping income is considered effectively connected income if we have, or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S.-source shipping income, and substantially all of our U.S.-source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

If we do not have a fixed place of business in the U.S. or substantially all of our income is not derived from regularly scheduled transportation, the income will generally not be considered to be effectively connected income. In that case, we would be subject to a special 4% tax on our U.S.-source shipping income (the “4% Tax Regime”).

Other U.S. Taxation

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

Income from U.S.-flagged Operation under NCL America

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

U.S. Taxation of Gain on Sale of Vessels

Gains from the sale of vessels should generally also be exempt from tax under Section 883 provided NCLH qualifies for exemption from tax under Section 883 in respect of our shipping income. If, however, our gain does not qualify for exemption under Section 883, or if the provision was repealed, then such gain could be subject to either the Net Tax Regime or the 4% Tax Regime.

Certain State, Local and Non-U.S. Tax Matters

We may be subject to state, local and non-U.S. income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. Our state, local or non-U.S. tax treatment may not conform to the U.S. federal income tax treatment discussed above. We may be required to pay non-U.S. taxes on dispositions of foreign property, or operations involving foreign property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial.

Changes in Tax Laws

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S.-U.K. Income Tax Treaty on income derived in respect of our U.S.-flagged operation.

Employees

As of December 31, 2015, we employed approximately 2,800 full-time employees worldwide in our shoreside operations and approximately 23,700 shipboard employees. Regent and Oceania Cruises’ ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We have an agreement with the Government of Bermuda whereby two of our ships are permitted weekly calls in Bermuda through 2018 from Boston, Baltimore, Charleston and New York. In addition, we own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We purchased a future cruise destination in Belize which will be introduced in 2016. We have a contract with the New York City Economic Development Corporation pursuant to which we receive preferential berthing rights at the Manhattan Cruise Terminal. Furthermore, we have contracts with the Port of New Orleans and the Port of Miami pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals. In addition, we have agreements with similar rights in Port Canaveral and the Port of Tampa. We have an agreement with the Houston Port Authority through April 15, 2017, for certain exclusive berthing rights at the Houston Passenger Cruise Terminal. We have a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019. We entered into an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term with two options to extend the agreement for additional five year terms. In Seattle we have concluded a lease agreement with the port and have committed to a capital investment of approximately $15 million.

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Oceania Cruises, Regent and Norwegian constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests. Revenue attributable to U.S.-sourced guests was 75%, 73 % and 74% for the years ended December 31, 2015, 2014 and 2013, respectively. No other individual country’s revenues exceeded 10% in any of our last three years. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships. We have 16 ships with Bahamas registry with a carrying value of $7.2 billion and $6.4 billion as of December 31, 2015 and 2014, respectively. We have five ships with Marshall Island registry with a carrying value of $1.4 billion as of December 31, 2015 and 2014. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2015 and 2014 and one ship with Bermuda registry with a carrying value of $0.08 billion as of December 31, 2015 and 2014.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.nclhltdinvestor.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 20, 2016.

Name	Age	Position
Frank J. Del Rio	61	Director, President and Chief Executive Officer
Wendy A. Beck	51	Executive Vice President and Chief Financial Officer
Andrew Stuart	52	President and Chief Operating Officer, Norwegian brand

Jason M. Montague	42	President and Chief Operating Officer, Regent and Oceania Cruises brands
T. Robin Lindsay	58	Executive Vice President, Vessel Operations
Harry Sommer	48	Executive Vice President, International Business Development
Faye L. Ashby	44	Senior Vice President and Chief Accounting Officer
Daniel S. Farkas	47	Senior Vice President, General Counsel and Assistant Secretary

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Frank J. Del Rio has served as President and Chief Executive Officer of NCLH since January 2015 and became a director of NCLH in August 2015. Mr. Del Rio founded Oceania Cruises in October 2002 and has served as Chief Executive Officer of Prestige or its predecessor since October 2002. Based in Miami, Florida, Mr. Del Rio has been responsible for the financial and strategic development of Prestige. Between 2003 and 2007, Mr. Del Rio was instrumental in the development and growth of Oceania Cruises. Prior to founding Oceania Cruises, Mr. Del Rio played a vital role in the development of Renaissance Cruises, serving as Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer from 1993 to April 2001. Mr. Del Rio holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant (inactive license).

Wendy A. Beck has served as the Executive Vice President and Chief Financial Officer of the Company since September 2010. Prior to joining us, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza, Inc. from May 2008 to August 2010. Prior to that she served as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from May 2004 through April 2008 and served as their Vice President and Chief Accounting Officer from August 2001 through April 2004. Ms. Beck was also employed at Checkers Drive-In Restaurants, Inc. from 1993 through July 2001, serving as their Vice President, Chief Financial Officer and Treasurer from 2000 through July 2001. Ms. Beck currently sits on the board of directors and chairs the audit committee for At Home Corporation. Ms. Beck holds a B.S. in Accounting from the University of South Florida and is a Certified Public Accountant (inactive license).

Andrew Stuart has served as the President and Chief Operating Officer for the Norwegian brand since March 2015. He was previously our Executive Vice President, Global Sales and Passenger Services from November 2008 until March 2015. From April 2008 through September 2008, he held the position of Executive Vice President and Chief Product Officer. From September 2003 through March 2008, he served as Executive Vice President of Marketing, Sales and Passenger Services. Prior to that, he was our Senior Vice President of Passenger Services as well as Vice President of Sales Planning. He joined us in August 1988 in our London office holding various Sales and Marketing positions before relocating to our headquarters in Miami. Mr. Stuart earned a Bachelor of Science degree in Catering Administration from Bournemouth University, United Kingdom.

Jason M. Montague has served as President and Chief Operating Officer for the Regent and Oceania Cruises brands since December 2014. Prior to NCLH’s Acquisition of Prestige, Mr. Montague served as Chief Financial Officer and Executive Vice President of Prestige from September 2010 until NCLH’s Acquisition of Prestige in November 2014. Mr. Montague worked on the integration of NCLH and Prestige as the Executive Vice President and Chief Integration Officer of NCLH. He was instrumental in launching Oceania Cruises in 2002 and is widely regarded as one of its co-founders. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Mr. Montague has seen Oceania Cruises through the purchase of its initial R-class ships, the equity investment by Apollo Global Management, LLC, the acquisition and integration of Regent Seven Seas Cruises, the financing and delivery of Oceania Cruises’ Marina and Riviera newbuilds and the recent Acquisition of Prestige by NCLH. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President Finance for Alton Entertainment Corporation, a brand equity marketer who was majority owned by the Interpublic Group of Companies. Mr. Montague holds a BBA in Accounting from the University of Miami.

T. Robin Lindsay has served as Executive Vice President, Vessel Operations for NCLH since January 2015. From November 2014 until January 2015, Mr. Lindsay served as Executive Vice President, Newbuild for Prestige. Prior to the Acquisition of Prestige, he served as the Executive Vice President of Vessel Operations for Prestige from April 2009 until November 2014 and oversaw all marine, technical and hotel operations. Mr. Lindsay was instrumental in the extensive refurbishment and launch of Oceania Cruises’ Regatta, Insignia and Nautica and the development of the Marina and Riviera. Mr. Lindsay possesses a substantial amount of experience in the cruise industry and has overseen the design and construction of many of the industry’s most acclaimed cruise ships. Prior to joining Oceania Cruises in 2003, Mr. Lindsay was the Senior Vice President of Vessel Operations at Silversea Cruises and, prior to that, Vice President of Operations at Radisson Seven Seas Cruises. Mr. Lindsay earned his B.S. degree from Louisiana Tech University.

Harry Sommer has served as Executive Vice President, International Business Development for NCLH since May 2015. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency and prior to that held various marketing and finance roles at Renaissance Cruises. Mr. Sommer holds an MBA from Pace University and a BBA from Baruch College.

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the Acquisition of Prestige. From January 2012 to November 2014, Ms. Ashby served as Controller for Prestige, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with Prestige, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining Prestige, Ms. Ashby was a Senior Manager at the international public accounting firm of Deloitte. She has a MBA and BBA with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida and New York.

Daniel S. Farkas has served as Senior Vice President and General Counsel of the Company since February 2008 and as Assistant Secretary of the Company since 2013. Since Mr. Farkas joined us in January 2004, he has held the positions of Secretary from 2010 to 2013, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves on the board of directors of Camillus House, the Cruise Industry Charitable Foundation and the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a Bachelor of Arts degree Cum Laude with honors in English and American Literature from Brandeis University and a Juris Doctorate degree from the University of Miami.

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating us and our business. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward Looking Statements.”

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

We operate our business internationally and plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including political risks, risks of increases in duties and taxes, risks relating to anti-bribery laws, as well as risks that laws and policies affecting cruising, vacation or maritime businesses, or governing the operations of foreign-based companies may change. Additional risks include imposition of trade barriers, restrictions on repatriation of earnings, withholding and other taxes on remittances and other payments by subsidiaries and changes in and application of foreign taxation structures, including value added taxes. If we are unable to address these risks adequately, our business, financial condition and results of operations could be materially and adversely affected.

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

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets in the Asia Pacific region and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets, which could adversely impact our business, financial condition and results of operations.

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

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. Disruptions to these networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. While we have and continue to invest in business continuity, disaster recovery and data restoration plans, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

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

Fuel expense accounted for 13.5% of our total cruise operating expense for the year ended December 31, 2015, compared to 16.8% and 18.3% for the same periods in 2014 and 2013, respectively. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability beyond our control. Despite any fuel hedges we are currently a party to, or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our business, financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests.

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

Our inability to obtain adequate insurance coverage may adversely affect our business, financial condition and results of operations.

There can be no assurance that all of our risks are fully insured against or that any particular claim will be fully paid by our insurance. Such losses, to the extent they are not adequately covered by contractual remedies or insurance, could affect our financial results. In addition, we have been and continue to be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. Our payment of these calls and increased premiums could result in significant expenses to us. If we were to sustain significant losses in the future, our ability to obtain insurance coverage at all or at commercially reasonable rates could be materially adversely affected. Moreover, irrespective of the occurrence of such events, there can still be no assurance that we will be able to obtain adequate insurance coverage at commercially reasonable rates or at all.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

Our level of indebtedness could limit cash flow available for our operations and could adversely affect our financial condition, results of operations, prospects and flexibility. Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business, the economy or the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	restrict us from taking certain actions by means of restrictive covenants in the agreements governing our indebtedness;

•	make our credit card processors seek more restrictive terms in respect of our credit card arrangements; and

•	expose us to the risk of increased interest rates as certain borrowings are (and may be in the future) at a variable rate of interest.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	incur or guarantee additional debt or issue certain preference shares;

•	pay dividends on, or make distributions in respect of our share capital, or make other restricted payments, including the ability of our subsidiaries to pay dividends or make distributions to us or our ability to pay dividends or make distributions to NCLH;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	transfer or sell certain assets;

•	create liens on certain assets;

•	consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to, other companies;

•	enter into certain transactions with our affiliates;

•	pledge the capital stock of any guarantors of our indebtedness; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify certain of the risks described above.

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our indebtedness will depend on numerous factors, including but not limited to the condition of the capital markets, our financial condition at such time, credit ratings and the performance of our industry in general. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources sufficient to service our debt, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some or all of our assets may be illiquid and may have no readily ascertainable market value, however, and we may not be able to consummate such dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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

Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most significantly a portion of our revenue and expenses are denominated in foreign currencies, particularly British pound, Canadian dollar, euro and Australian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. The strengthening of the U.S. dollar against our other major currencies may adversely affect our U.S. dollar financial results and will reduce the U.S. dollar amount received upon conversion of these currencies into U.S. dollars.

We have historically and may in the future enter into ship construction contracts denominated in euros or other foreign currencies. While we have entered into foreign currency derivatives to manage a portion of the currency risk associated with such contracts, we are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts that have not been hedged. Additionally, if the shipyard is unable to perform under the related ship construction contract, any foreign currency hedges that were entered into to manage the currency risk would need to be terminated.

Our inability to recruit or retain qualified personnel or the loss of key personnel may materially adversely affect our business, financial condition and results of operations.

Our success is dependent upon our personnel and our ability to recruit and retain high quality employees. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth.  We need to hire and train a considerable number of qualified crew members to staff the ships that will be joining our fleet in the coming years. This may require significant efforts on the part of our management team, and our inability to hire a sufficient number of qualified crew members would adversely affect our business.

Our executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could materially adversely affect us.

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

We rely on third parties to provide hotel management services for certain ships and certain other services, and we are exposed to risks facing such providers. In certain circumstances, we may not be able to replace such third parties or we may be forced to replace them at an increased cost to us.

We rely on external third parties to provide hotel management services for certain ships and certain other services that are vital to our business. If these service providers suffer financial hardship or are otherwise unable to continue providing such services, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent that we are able to replace such service providers, we may be forced to pay an increased cost for equivalent services. Both the interruption of operations and the replacement of the third-party service providers at an increased cost could adversely impact our financial condition and results of operations.

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

The demand for our cruises is seasonal, with the greatest demand for cruises generally occurring during the Northern Hemisphere’s summer months. This seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for Dry-docks, which we typically schedule during off-peak demand periods for such ships. Accordingly, seasonality in demand and Dry-dock periods could adversely affect our ability to generate sufficient revenue to cover the expenses we incur during certain periods of the year.

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

Currently, we are a party to eight collective bargaining agreements. Two of these agreements are in effect through 2016 and three through 2017. The remaining three are set to expire in March and June of 2018. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

We believe and have taken the position that our income that is considered to be derived from the international operation of ships as well as certain income that is considered to be incidental to such income (“shipping income”), is exempt from U.S. federal income taxes under Section 883, based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Taxation.” The provisions of Section 883 are subject to change at any time, possibly with retroactive effect.

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly traded test under Section 883 as described in “Item 1—Business— Taxation—Exemption of International Shipping Income under Section 883 of the Code.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1— Business— Taxation). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publicly traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation.”

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

The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, legislation has been proposed in the past that would eliminate the benefits of the exemption from U.S. federal income tax under Section 883 and subject all or a portion of our shipping income to taxation in the U.S. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law including exemption of branch profits and dividend withholding taxes under the U.S. – U.K. Income Tax Treaty on income derived in respect of our U.S.–flagged operation.

We are subject to complex laws and regulations, including environmental laws and regulations, which could adversely affect our operations and any changes in the current laws and regulations could lead to increased costs or decreased revenue.

Some environmental groups have lobbied for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact. Increasingly stringent federal, state, local and international laws and regulations on environmental protection and health and safety of workers could affect our operations. The U.S. Environmental Protection Agency, the IMO (a United Nations agency with responsibility for the safety and security of shipping and the prevention of marine pollution by ships), the Council of the European Union and individual countries and U.S. states are considering, as well as implementing, new laws and rules to manage cruise ship operations and waste. In addition, many aspects of the cruise industry are subject to governmental regulation by the U.S. Coast Guard as well as international treaties such as SOLAS, an international safety regulation, MARPOL, an international environmental regulation, and STCW and its conventions in ship manning. International regulations regarding ballast water and security levels are currently pending.

Additionally, the U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies, such as requiring the use of low-sulfur fuels, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations. In 2006, Alaskan voters approved a ballot measure requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). Pursuant to the ballot measure, Alaska approved stringent regulations and required a waste water discharge permit for cruise ships beginning in 2008. Legislation approved in 2009 allowed the state to issue general permits that contain effluent limits or standards that are less stringent than the WQS where the ship is using economically feasible methods of pollution prevention. In 2013, the state extended the permit program, and allowed ship operators to apply for mixing zones in upcoming permits, an option that may ease compliance with certain WQS. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. The Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special ECAs with stringent limitations on sulfur and nitrogen oxide emissions. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands; waters surrounding Puerto Rico and the U.S. Virgin Islands have been included as of January 2014) are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Information about our cruise ships may be found under “Item 1. Business—Our Fleet” and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our principal executive offices are located in Miami, Florida where we lease approximately 228,000 square feet of facilities. During 2015, we amended our lease to include approximately 99,000 square feet of additional space. We also have a lease of approximately 77,500 square feet for Prestige’s former executive offices in Miami, Florida which we intend to sublease to a third party. We lease approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 25,600 square feet of office space in Honolulu, Hawaii for administrative purposes; (iii) 10,300 square feet of office space in Southampton, England for sales and marketing in the U.K. and Ireland; (iv) 11,000 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; (v) 31,000 square feet of office space in Phoenix, Arizona for a call center; (vi) 17,600 square feet in Omaha, Nebraska for a call center; and (vii) 46,000 square feet of warehouse space in Tampa, Florida for entertainment theatrical production.

Additionally, we lease a number of international offices throughout Europe, Asia, South America and Australia to administer our brand operations globally. Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We purchased a future cruise destination in Belize which will be introduced in 2016.

We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including NCLH, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the Alaska Department of Environmental Conservation and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Holders

As of February 24, 2016 there is one record holder of NCLC’s ordinary shares, NCLH.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2011 through 2015 and as of the end of each such year are derived from NCLC’s consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of and for the year ended December 31, 2014 includes the financial results of Prestige commencing on November 19, 2014, the date the Acquisition of Prestige was consummated (we refer you to the Notes to The Consolidated Financial Statements Note—4 “The Acquisition of Prestige”).

	As of or for the Year Ended December 31,
(in thousands, except operating data)	2015	2014	2013	2012	2011
Statement of operations data:
Total revenue	$4,345,048	$3,125,881	$2,570,294	$2,276,246	$2,219,324
Operating income	$706,305	$507,451	$398,777	$357,093	$316,112
Net income	$437,800	$339,105	$119,815	$168,556	$126,859
Balance sheet data:
Total assets	$12,240,344	$11,447,226	$6,547,402	$5,889,480	$5,502,378
Property and equipment, net	$9,458,805	$8,623,773	$5,647,570	$4,960,142	$4,640,093
Long-term debt, including current portion	$6,397,537	$6,080,023	$3,054,379	$2,936,406	$2,978,048
Total shareholders’ equity	$3,743,359	$3,519,357	$2,632,261	$2,018,784	$1,844,463
Operating data:
Passengers carried	2,164,404	1,933,044	1,628,278	1,503,107	1,530,113
Passenger Cruise Days	16,027,743	13,634,200	11,400,906	10,332,914	10,227,438
Capacity Days	14,700,990	12,512,459	10,446,216	9,602,730	9,454,570
Occupancy Percentage	109.0%	109.0%	109.1%	107.6%	108.2%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Presentation

Revenue from our cruise and cruise-related activities are categorized by us as “passenger ticket revenue” and “onboard and other revenue.” Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months.

Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services, photo services as well as certain Bareboat Charter revenue. We record onboard revenue from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, costs associated with service charges, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with gaming, beverage sales and shore excursions.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2015 would have increased by $10.0 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $49.2 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered. We use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. In order to make this evaluation, we consider the following circumstances:

•	General macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;

•	Industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;

•	Changes in cost factors that have a negative effect on earnings and cash flows;

•	Overall financial performance (for both actual and expected performance);

•	Entity and reporting unit specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and

•	Share price (in both absolute terms and relative to peers).

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. If a material change occurred, we may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step I Test which consists of a combined approach using the expected future cash flows and market multiples to determine the fair value of the reporting units.

As of December 31, 2015, our annual review consisting of the Step 0 and Step I Test supports the carrying value of these assets.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Adjusted Net Revenue, Net Yield, Adjusted Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income, to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

As our business includes the sourcing of passengers and deployment of vessels outside of the U.S., a portion of our revenue and expenses are denominated in foreign currencies, particularly British pound, Canadian dollar, euro and Australian dollar which are subject to fluctuations in currency exchange rates versus our reporting currency, the U.S. dollar. In order to monitor results excluding these fluctuations, we calculate certain non-GAAP measures on a Constant Currency basis whereby current period revenue and expenses denominated in foreign currencies are converted to U.S. dollars using currency exchange rates of the comparable period. We believe that presenting these non-GAAP measures on both a reported and Constant Currency basis is useful in providing a more comprehensive view of trends in our business.

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

Summary of Significant 2015 Events

•	In October, we took delivery of Norwegian Escape.

•	In December, the Apollo Holders and Genting HK sold 10,342,055 ordinary shares of NCLH in a Secondary Equity Offering. In August and May, the Selling Shareholders sold an aggregate of 40,000,000 ordinary shares of NCLH in Secondary Equity Offerings. In March, Genting HK and the TPG Viking Funds sold 12,500,000 ordinary shares of NCLH in a Secondary Equity Offering. The Company did not receive any proceeds from these Secondary Equity Offerings. As of December 31, 2015, the approximate relative ownership percentages of NCLH’s ordinary shares were as follows: the Apollo Holders (15.8%), Genting HK (11.1%), the TPG Viking Funds (2.4%), and public shareholders (70.7%).

•	In accordance with NCLH’s $500.0 million share repurchase program, NCLH may make repurchases in the open market, in privately negotiated transactions, or pursuant to accelerated share repurchase programs or structured share repurchase programs, and any repurchases may be made pursuant to Rule 10b5-1 plans. As of December 31, 2015, NCLH has approximately $313.5 million of shares that may yet be repurchased under the program.

•	We have expanded our international presence. We began with the announcement of our redeployment of Norwegian Star to the Australasia region which was followed by the opening of our sales office in Sydney, Australia that services our three brands. We also opened sales and marketing offices in Shanghai, Beijing, Hong Kong, China and Brazil. We announced our plans to introduce the first purpose-built ship customized for the China market in 2017.

Executive Overview

Total revenue increased 39.0% to $4.3 billion for the year ended December 31, 2015 compared to $3.1 billion for the year ended December 31, 2014. Net Revenue for the year ended December 31, 2015 increased 37.9% to $3.3 billion from $2.4 billion in the same period in 2014 with an improvement in both Net Yield of 17.4% and Capacity Days of 17.5%.

For the year ended December 31, 2015, we had net income of $437.8 million. Operating income increased 39.2% to $706.3 million for the year ended December 31, 2015 from $507.5 million for the year ended December 31, 2014.

We had Adjusted Net Income of $671.9 million for the year ended December 31, 2015, which includes $234.1 million of adjustments primarily consisting of expenses related to the Acquisition of Prestige, non-cash compensation and certain other adjustments. A 39.6% improvement in Adjusted EBITDA was achieved for the same period primarily due to the increase in net income and EBITDA. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenue	$4,345,048	$3,125,881	$2,570,294
Total cruise operating expense	$2,655,449	$1,946,624	$1,657,659
Operating income	$706,305	$507,451	$398,777
Net income	$437,800	$339,105	$119,815

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue
Passenger ticket	72.0%	69.6%	69.4%
Onboard and other	28.0%	30.4%	30.6%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.6%	16.1%	17.7%
Onboard and other	6.3%	7.2%	7.6%
Payroll and related	15.3%	14.5%	13.3%
Fuel	8.3%	10.4%	11.8%
Food	4.1%	5.4%	5.3%
Other	9.5%	8.7%	8.8%
Total cruise operating expense	61.1%	62.3%	64.5%
Other operating expense
Marketing, general and administrative	12.7%	12.8%	11.6%
Depreciation and amortization	9.9%	8.7%	8.4%
Total other operating expense	22.6%	21.5%	20.0%
Operating income	16.3%	16.2%	15.5%
Non-operating income (expense)
Interest expense, net	(5.1)%	(4.9)%	(11.0)%
Other income (expense)	(1.1)%	(0.3)%	0.1%
Total non-operating income (expense)	(6.2)%	(5.2)%	(10.9)%
Net income before income taxes	10.1%	11.0%	4.6%
Income tax benefit (expense)	—%	(0.2)%	0.1%
Net income	10.1%	10.8%	4.7%

Due to the abbreviated period of consolidation of Prestige’s results in 2014, certain metrics are presented both on an as reported basis and a Norwegian Stand-alone basis.

The following table sets forth selected statistical information:

	Year Ended December 31,
	2015	2014		2013
	As Reported	As Reported	Norwegian Stand-alone	As Reported
Passengers carried	2,164,404	1,933,044	1,917,501	1,628,278
Passenger Cruise Days	16,027,743	13,634,200	13,403,000	11,400,906
Capacity Days	14,700,990	12,512,459	12,252,155	10,446,216
Occupancy Percentage	109.0%	109.0%	109.4%	109.1%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2015		2014			2013
	As Reported	Constant Currency	As Reported	Norwegian Stand-alone	Norwegian Stand-alone Constant Currency	As Reported
Passenger ticket revenue	$3,129,075	$3,203,661	$2,176,153	$2,079,610	$2,081,105	$1,784,439
Onboard and other revenue	1,215,973	1,215,973	949,728	934,576	934,922	785,855
Total revenue	4,345,048	4,419,634	3,125,881	3,014,186	3,016,027	2,570,294
Less:
Commissions, transportation and other expense	765,298	783,891	503,722	471,981	474,466	455,816
Onboard and other expense	272,802	272,802	224,000	218,033	218,379	195,526
Net Revenue	3,306,948	3,362,941	2,398,159	2,324,172	2,323,182	1,918,952
Non-GAAP Adjustment:
Deferred revenue (1)	32,431	32,431	10,052	—	—	—
Adjusted Net Revenue	$3,339,379	$3,395,372	$2,408,211	$2,324,172	$2,323,182	$1,918,952
Capacity Days	14,700,990	14,700,990	12,512,459	12,252,155	12,252,155	10,446,216
Gross Yield	$295.56	$300.64	$249.82	$246.01	$246.16	$246.05
Net Yield	$224.95	$228.76	$191.66	$189.69	$189.61	$183.70
Adjusted Net Yield	$227.15	$230.96	$192.47	$189.69	$189.61	$183.70

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2015		2014			2013
	As Reported	Constant Currency	As Reported	Norwegian Stand-alone	Norwegian Stand-alone Constant Currency	As Reported
Total cruise operating expense	$2,655,449	$2,683,776	$1,946,624	$1,863,781	$1,861,994	$1,657,659
Marketing, general and administrative expense	551,180	556,557	398,659	370,119	369,570	298,265
Gross Cruise Cost	3,206,629	3,240,333	2,345,283	2,233,900	2,231,564	1,955,924
Less:
Commissions, transportation and other expense	765,298	783,891	503,722	471,981	474,466	455,816
Onboard and other expense	272,802	272,802	224,000	218,033	218,379	195,526
Net Cruise Cost	2,168,529	2,183,640	1,617,561	1,543,886	1,538,719	1,304,582
Less: Fuel expense	358,650	358,650	326,231	315,345	315,345	303,439
Net Cruise Cost Excluding Fuel	1,809,879	1,824,990	1,291,330	1,228,541	1,223,374	1,001,143
Less Non-GAAP Adjustments:
Non-cash share-based compensation related to the IPO (1)	—	—	—	—	—	18,527
Crew expenses (2)	10,154	10,154	7,693	7,693	7,693	—
Non-cash share-based compensation (3)	42,185	42,185	20,627	20,627	20,627	8,898
Secondary Equity Offerings’ expenses (4)	792	792	351	351	351	1,319
Severance payments and other fees (5)	17,580	17,580	—	—	—	—
Management NCL Corporation Units exchange expenses (6)	624	624	—	—	—	—
Acquisition of Prestige expenses (7)	27,170	27,170	57,513	48,566	48,566	—
Contingent consideration adjustment (8)	(43,400)	(43,400)	—	—	—	—
Contract termination expenses (9)	3,319	3,319	—	—	—	—
Other (10)	—	—	3,804	3,804	3,804	3,373
Adjusted Net Cruise Cost Excluding Fuel	$1,751,455	$1,766,566	$1,201,342	$1,147,500	$1,142,333	$969,026
Capacity Days	14,700,990	14,700,990	12,512,459	12,252,155	12,252,155	10,446,216
Gross Cruise Cost per Capacity Day	$218.12	$220.42	$187.44	$182.33	$182.14	$187.24
Net Cruise Cost per Capacity Day	$147.51	$148.54	$129.28	$126.01	$125.59	$124.89
Net Cruise Cost Excluding Fuel per Capacity Day	$123.11	$124.14	$103.20	$100.27	$99.85	$95.84
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$119.14	$120.17	$96.01	$93.66	$93.24	$92.76

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in marketing, general and administrative expense.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(9)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.
(10)	Expenses primarily related to the Corporate Reorganization and the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Year Ended December 31,
	2015	2014		2013
	As Reported	As Reported	Norwegian Stand-alone	As Reported
Net income	437,800	339,105	370,479	119,815
Non-GAAP Adjustments:
Non-cash share-based compensation related to the IPO (1)	—	—	—	18,527
Crew expenses (2)	10,154	7,693	7,693	—
Non-cash share-based compensation (3)	42,358	20,627	20,627	9,408
Secondary Equity Offerings’ expenses (4)	792	351	351	1,318
Taxes related to changes in corporate structure (5)	—	10,551	10,551	—
Severance payments and other fees (6)	17,580	—	—	—
Debt related expenses (7)	—	15,397	23,762	160,573
Management NCL Corporation Units exchange expenses (8)	624	—	—	—
Acquisition of Prestige expenses (9)	27,170	57,513	48,566	—
Deferred revenue (10)	32,431	13,004	—	—
Amortization of intangible assets (11)	72,917	12,600	—	—
Contingent consideration adjustment(12)	(43,400)	—	—	—
Loss on extinguishment of debt (13)	12,624	—	—	—
Derivative loss (14)	40,971	—	—	—
Contract termination expenses (15)	6,848	—	—	—
Information technology write-off (16)	12,988	—	—	—
Other (17)	—	3,804	3,804	2,150
Adjusted Net Income	$671,857	$480,645	$485,833	$311,791

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in marketing, general and administrative expense.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Taxes related to the change in our corporate entity structure, which are included in income tax benefit (expense).
(6)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(7)	Write-off of deferred financing fees, premiums paid and other expenses related to prepayments of debt, which are included in interest expense, net.
(8)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(9)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(10)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.

(11)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(12)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(13)	Loss on extinguishment of debt, which is included in interest expense, net.
(14)	Losses of $(26.2) million for a foreign exchange collar which does not receive hedge accounting treatment and losses of $(14.7) million related to certain fuel swap derivative hedge contracts for the year ended December 31, 2015.
(15)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense and depreciation and amortization expense.
(16)	Expenses related to the write-off of certain information technology items, which are included in depreciation and amortization expense.
(17)	Expenses primarily related with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2015	2014		2013
	As Reported	As Reported	Norwegian Stand-alone	As Reported
Net income	$437,800	$339,105	$370,479	$119,815
Interest expense, net	221,859	151,754	150,871	282,602
Income tax expense (benefit)	(22)	5,739	5,727	(2,237)
Depreciation and amortization expense	432,114	273,147	253,153	215,593
EBITDA	1,091,751	769,745	780,230	615,773
Other (income) expense	46,668	10,853	57	(1,403)
Non-cash share-based compensation related to the IPO (1)	—	—	—	18,527
Crew expenses (2)	10,154	7,693	7,693	—
Non-cash share-based compensation (3)	42,185	20,627	20,627	11,623
Secondary Equity Offerings’ expenses (4)	792	351	351	1,319
Severance payments and other fees (5)	17,580	—	—	—
Management NCL Corporation Units exchange expenses (6)	624	—	—	—
Acquisition of Prestige expenses (7)	27,170	57,513	48,566	—
Deferred revenue (8)	32,431	10,052	—	—
Contingent consideration adjustment (9)	(43,400)	—	—	—
Contract termination expenses (10)	3,319	—	—	—
Other (11)	—	3,804	3,804	3,314
Adjusted EBITDA	$1,229,274	$880,638	$861,328	$649,153

(1)	Non-cash share-based compensation expenses related to the IPO, which are included in marketing, general and administrative expense.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Contract termination expenses related to the Acquisition of Prestige, which are included in other cruise operating expense.
(11)	Expenses primarily related with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Year Ended December 31, 2015 (“2015”) Compared to Year Ended December 31, 2014 (“2014”)

Revenue

Total revenue increased 39.0% to $4.3 billion in 2015 compared to $3.1 billion in 2014. Net Revenue increased 37.9% in 2015, primarily due to an increase in Capacity Days of 17.5% and Net Yield of 17.4%. The increase in Capacity Days was primarily due to the Acquisition of Prestige, the delivery of Norwegian Escape and the operation of Norwegian Getaway for the full year of 2015. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue for 2015 includes a deferred revenue fair value adjustment of $32.4 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 19.4% and 20.0%, respectively, in 2015 compared to 2014.

Expense

Total cruise operating expense increased 36.4% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 46.4% in 2015 compared to 2014 primarily due to an increase in marketing, general and administrative expenses primarily related to the Acquisition of Prestige including certain restructuring and severance costs, as well as amortization expense related to the Prestige intangible assets and depreciation expense related to the Prestige ships. These increases were partially offset by the $43.4 million fair value adjustment for the contingent consideration related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 14.1% (14.9% on a Constant Currency basis) due to an increase in marketing, general and administrative expenses as discussed above and certain crew related expenses, partially offset by a decrease in fuel expense which was primarily the result of a 13.8% decrease in the average fuel price to $539 per metric ton in 2015 from $625 per metric ton in 2014. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 24.1% (25.2% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $221.9 million in 2015 from $151.8 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense) was an expense of $46.7 million in 2015 compared to an expense of $10.9 million in 2014. This increase was primarily related to an expense of $30.7 million from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was an expense of $26.2 million related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment partially offset by $11.0 million of foreign currency transaction gains.

In 2015 we had an income tax benefit of $22 thousand compared to an income tax expense of $5.7 million for 2014.

Year Ended December 31, 2014 (“2014”) Compared to Year Ended December 31, 2013 (“2013”)

Revenue

Total revenue increased 21.6% to $3.1 billion in 2014 compared to $2.6 billion in 2013. Net Revenue increased 25.0% in 2014, primarily due to an increase in Capacity Days of 19.8%. The increase in Capacity Days was primarily due to the delivery of Norwegian Breakaway in April 2013 and Norwegian Getaway in January 2014. The Net Yield improvement of 4.3% was due to higher net ticket and net onboard and other revenue. Adjusted Net Revenue for 2014 includes a deferred revenue fair value adjustment of $10.1 million related to the Acquisition of Prestige. The improvement in Adjusted Net Yield was primarily the result of a 3.3% increase in Norwegian Stand-alone Net Yield (3.2% on a Constant Currency basis) and partially due to the addition of Prestige’s brands to the fleet.

Expense

Total cruise operating expense increased 17.4% in 2014 compared to 2013 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 30.7% in 2014 compared to 2013 primarily due to transaction expenses related to the Acquisition of Prestige and certain inaugural and launch-related costs for Norwegian Getaway and an increase in depreciation and amortization expense related to the addition of Norwegian Breakaway and Norwegian Getaway. On a Capacity Day basis, Net Cruise Cost increased 3.5% due to the increase in expenses explained above partially offset by a decrease in fuel expense. The fuel price per metric ton, excluding the impact of hedges was $605 in 2014 compared to $686 in 2013. We experienced a negative impact in 2014 of $10.3 million on our hedge portfolio due to recent reductions in fuel prices compared to a benefit of $4.7 million in 2013. Net of hedges, fuel price per metric ton decreased to $625 in 2014 compared to $675 in 2013. Our fuel consumption per capacity day decreased 3.1%. On a Capacity Day basis, Net Cruise Cost Excluding Fuel increased 7.7% primarily due to costs related to the Acquisition of Prestige and certain general and administrative costs and Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.5%. Adjusted Net Cruise Cost Excluding Fuel was relatively unchanged on a Norwegian Stand-alone Constant Currency basis.

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

Liquidity and Capital Resources

General

As of December 31, 2015, our liquidity was $663.2 million consisting of $113.2 million in cash and cash equivalents and $550.0 million available under our revolving credit facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2015, we had a working capital deficit of $2.1 billion. This deficit included $1.0 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our revolving credit facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

Our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of our subsidiaries to make distributions and/or to pay dividends to NCLC and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to NCLH to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

Sources and Uses of Cash

In this section, references to 2015 refer to the year ended December 31, 2015, references to 2014 refer to the year ended December 31, 2014 and references to 2013 refer to the year ended December 31, 2013.

Net cash provided by operating activities was $1.1 billion in 2015 compared to $645.1 million in 2014 and $486.9 million in 2013. The change in net cash provided by operating activities in 2015 reflects net income of $437.8 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities and advance ticket sales of $218.3 million in 2015 compared to $(23.9) million in 2014. The change in net cash provided by operating activities in 2014 reflects net income of $339.1 million compared to net income in 2013 of $119.8 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities. The net income in 2013 included fees of $124.2 million related to prepayment of debt and $11.4 million of deferred income taxes.

Net cash used in investing activities was $1.2 billion in 2015, primarily related to payments for our newbuild ships, the delivery of Norwegian Escape, ship improvements and shoreside projects. Net cash used in investing activities was $1.8 billion in 2014, primarily due to payments related to (i) the Acquisition of Prestige (ii) the delivery of Norwegian Getaway, and (iii) our Breakaway Plus Class Ships and other ship improvements and shoreside projects. Net cash used in investing activities was $894.9 million in 2013, primarily related to the payments for construction and delivery of Norwegian Breakaway and construction of Norwegian Getaway, as well as other ship improvements and shoreside projects.

Net cash provided by financing activities was $183.3 million in 2015, primarily from the issuance of our $600.0 million 4.625% senior unsecured notes, borrowings related to our revolving loan facility and our Breakaway three loan facility for the delivery of Norwegian Escape, partially offset by redemption of our $300.0 million 5.00% senior unsecured notes due 2018 and repayments on our revolving loan facility and other loan facilities. Net cash provided by financing activities was $1.2 billion in 2014, primarily due to borrowings of an incremental $700.0 million under our $1.4 billion term loan facility, our $350.0 million senior secured term loan facility and borrowings under the Breakaway two loan and credit facilities related to our Breakaway Plus Class Ships partially offset by repayments of our revolving credit facility and other borrowings. In November 2014, we also issued the $680.0 million 5.25% senior unsecured notes. Net cash provided by financing activities was $414.6 million in 2013, primarily due to the issuance of our $300.0 million 5% senior unsecured notes as well as borrowings under other credit facilities and the $460.0 million contribution from NCLH partially offset by repayments of our $450.0 million 11.75% senior secured notes and revolving credit facilities, and a payment related to the Norwegian Sky Purchase Agreement.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of December 31, 2015, anticipated capital expenditures were $1.0 billion, $1.1 billion and $1.2 billion for each of the years ending December 31, 2016, 2017 and 2018, respectively, of which we have export credit financing in place for the expenditures related to ship construction contracts of $0.5 billion for 2016, $0.6 billion for 2017 and $0.7 billion for 2018.

Norwegian Escape was delivered in October 2015. We have three other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.5 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a cruise ship to be named Seven Seas Explorer. The original contract price of the ship is approximately €343.0 million, or approximately $372.6 million based on the euro/U.S. dollar exchange rate as of December 31, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

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

Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $31.9 million, $22.0 million and $26.3 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2015, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$6,502,834	$629,840	$1,974,456	$2,015,644	$1,882,894
Due to Affiliate(2)	20,769	20,769	—	—	—
Operating leases(3)	156,680	12,448	27,268	28,150	88,814
Ship construction contracts(4)	2,992,057	536,815	1,697,128	758,114	—
Port facilities(5)	185,834	33,217	49,544	42,184	60,889
Interest(6)	929,245	183,900	357,167	231,455	156,723
Other(7)	129,787	54,548	34,896	15,572	24,771
Total	$10,917,206	$1,471,537	$4,140,459	$3,091,119	$2,214,091

(1)	Includes premiums aggregating $0.7 million. Also includes capital leases.
(2)	Primarily related to the purchase of Norwegian Sky.
(3)	Primarily for offices, motor vehicles and office equipment.
(4)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2015. Export credit financing is in place from syndicates of banks.
(5)	Primarily for our usage of certain port facilities.
(6)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2015.
(7)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include $1.4 million of unrecognized tax benefits (we refer you to the Notes to the Consolidated Financial Statements Note—11 “Income Tax”).

Other

Certain service providers may require collateral in the normal course of our business. The amount of collateral may change based on certain terms and conditions.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of December 31, 2015.

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

Interest Rate Risk

As of December 31, 2015, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2015, 56% of our debt was fixed and 44% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of December 31, 2015 was $715.9 million. Based on our December 31, 2015 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $28.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2015, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €1.3 billion, or $1.4 billion based on the euro/U.S. dollar exchange rate as of December 31, 2015. We estimate that a 10% change in the euro as of December 31, 2015 would result in a $146.1 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 13.5%, 16.8% and 18.3% for the years ended December 31, 2015, 2014 and 2013, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2015, we had hedged approximately 60%, 56%, 49% and 32% of our 2016, 2017, 2018 and 2019 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2016 fuel expense by $21.9 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $7.0 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Items 10, 11, 12, and 13. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence.

As a wholly owned subsidiary of NCLH, we are omitting the information called for by this item in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this annual report on Form 10-K, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement (the “Proxy Statement”) to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2015 in connection with its Annual General Meeting of Shareholders.

Code of Ethical Business Conduct

We have adopted a Code of Ethical Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and our directors. This document is posted on our website at www.nclhltdinvestor.com. We intend to disclose waivers from, and amendments to, our Code of Ethical Business Conduct that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officers or controller and persons performing similar functions, by posting such information on our website www.nclhltdinvestor.com to the extent required by applicable rules of the SEC. None of the websites referenced in this annual report on Form 10-K or the information contained therein is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2015	2014(1)
	(in thousands)
Fees:
Audit	$5,155	$4,311
Audit-related	1,336	2,007
Tax	264	459
All other	2	2
Total	$6,757	$6,779

(1)	Amounts reflected additional fees for work performed in 2014.

The audit fees for the years ended December 31, 2015 and 2014 relate to the aggregate fees billed by PwC in connection with the audit of our regulatory and statutory reports, issuance of comfort letters and our Sarbanes-Oxley 404 attestation.

The audit-related fees for the years ended December 31 2015 and 2014 were related to an issuance of comfort letters and technical and accounting advice.

Tax fees for the years ended December 31, 2015 and 2014 were related to tax preparation and other tax services.

All other fees for the years ended December 31, 2015 and 2014 related to the PwC annual on-line subscription research tool.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 29, 2016.

NCL CORPORATION LTD.

By:	/s/ Frank J. Del Rio
Name:	Frank J. Del Rio
Title:	Director, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Frank J. Del Rio, Wendy A. Beck, Daniel S. Farkas and Faye L. Ashby, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 29, 2016
Frank J. Del Rio	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 29, 2016
Wendy A. Beck	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 29, 2016
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 29, 2016
Adam M. Aron

/s/ John Chidsey	Director	February 29, 2016
John Chidsey

/s/ Kevin Crowe	Director	February 29, 2016
Kevin Crowe

/s/ Chad A. Leat	Director	February 29, 2016
Chad A. Leat

/s/ Steve Martinez	Director	February 29, 2016
Steve Martinez

/s/ Karl Peterson	Director	February 29, 2016
Karl Peterson

/s/ Walter L. Revell	Director	February 29, 2016
Walter L. Revell

/s/ David M. Abrams	Director	February 29, 2016
David M. Abrams

/s/ F. Robert Salerno	Director	February 29, 2016
F. Robert Salerno

/s/ Russell W. Galbut	Director	February 29, 2016
Russell W. Galbut

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2	Amended and Restated Bye-Laws of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.47 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

4.1	Indenture, dated as of November 10, 2015, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $600.0 million aggregate principal amount of 4.625% senior unsecured notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 10, 2015 (File No. 001-35784))

4.2	Indenture, dated as of November 19, 2014, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $680.0 million aggregate principal amount of 5.25% senior unsecured notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	Thirteenth Supplemental Deed, dated June 21, 2013, to €258.0 million Pride of America Loan dated as of April 4, 2003 (as amended), by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL America LLC, as manager, NCL (Bahamas) Ltd., as Sub-Agent, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.2	Ninth Supplemental Deed, dated June 21, 2013 to $334.1 million Norwegian Jewel Loan dated as of April 20, 2004 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as manager, HSBC Bank PLC, as agent and trustee, Commerzbank Aktiengesellschaft, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.3	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.4	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +†

10.5	Letter, dated November 27, 2015, amending €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd. (formerly F3 Two, Ltd.), NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))

10.6	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated

Exhibit Number	Description of Exhibit
November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.7	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.8	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.9	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.10	Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

10.11	Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

10.12	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.13	Amendment No. 1 to Amended and Restated Shareholders’ Agreement of Norwegian Cruise Line Holdings, Ltd., dated as of November 19, 2014, by and among Norwegian Cruise Line Holdings, Ltd., Genting Honk Kong Limited, STAR NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIG VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., TPG Viking AIV III, L.P., AIF VI Euro Holdings, L.P., AAA Guarantor – Co-Invest VII, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

10.14	Shipbuilding Contract for Hull identified therein, dated September 14, 2012, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.11 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.15	Addendum No. 1, dated October 15, 2012, to Shipbuilding Contract for Hull identified therein, dated September 14, 2012, as amended, by and among Meyer Werft GMBH, Breakaway Four, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.12 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.16	Addendum No. 2, dated July 9, 2013, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))+

10.17	Addendum No. 3, dated May 22, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH, the Buyer and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))+

10.18	Addendum No. 4, dated January 30, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GMBH & Co. KG, the Buyer and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

Exhibit Number	Description of Exhibit
10.19	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.20	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.21	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.22	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.23	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.24	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.25	€590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.18 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.26	Amended and Restated Credit Agreement, dated as of October 31, 2014, but effective as of November 19, 2014, by and among NCL Corporation Ltd., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, DNB Bank ASA and Nordea Bank Finland Plc, New York Branch, as co-syndication agents, and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.66 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+ †

10.27	Term B Incremental Assumption Agreement, dated as of November 19, 2014, by and among JPMorgan Chase Bank, N.A., as the Term B lender and administrative agent, NCL Corporation Ltd and Voyager Vessel Company, LLC, as the borrowers (incorporated herein by reference to Exhibit 10.67 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784)+

10.28	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.29	Addendum No. 2, dated July 8, 2014, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH, Seahawk Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.30	Addendum No. 3, dated September 10, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH & Co. KG, Seahawk One, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))+

10.31	Addendum No. 3, dated September 10, 2015, to Shipbuilding Contract for Hull identified therein, as amended, by and among Meyer Werft GmbH Co. KG, Seahawk Two, Ltd. and NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))+

Exhibit Number	Description of Exhibit
10.32	€665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.33	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))#

10.34	€665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on October 31, 2014 (File No. 001-35784))+

10.35	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))#

10.36	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.37	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.38	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.39	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.40	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.41	Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.42	Shipbuilding Contract, dated June 21, 2013, between Fincantieri Cantieri Navali Italiani SpA and Explorer New Build, LLC (incorporated herein by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.43	Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17

Exhibit Number	Description of Exhibit
to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.44	Amended and Restated Employment Agreement by and between NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into on June 6, 2013, and effective on April 1, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s report on Form 10-Q Filed on July 30, 2013 (File No. 001-35784))*

10.45	Separation Agreement and Release among Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd. and Kevin M. Sheehan, entered into as of January 8, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 9, 2015 (File No. 001-35784))*

10.46	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on September 2, 2015 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.47	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 2, 2015 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.48	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Madsen, entered into on October 13, 2014 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 14, 2014 (File No. 001-35784))*

10.49	Employment Agreement by and between Prestige Cruise Services, LLC and Jason M. Montague, entered into on September 17, 2015 (incorporated herein by reference to Exhibit 10.49 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.50	Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.51	Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.52	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.53	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.54	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.55	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.56	Memorandum of Agreement, dated June 1, 2012, and Addendum No. 1 thereto, dated June 1, 2012, entered into by and among Norwegian Sky, Ltd. and the parties named therein (incorporated herein by reference to Exhibit 10.19 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.57	Norwegian Cruise Line Holdings Ltd. 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.93 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))*

10.58	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.59	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

Exhibit Number	Description of Exhibit
10.60	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784)) *

10.61	Directors’ Compensation Policy (effective November 11, 2015) (incorporated herein by reference to Exhibit 10.61 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.62	Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.63	Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.64	Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

21.1**	List of Subsidiaries of NCL Corporation Ltd.

24.1**	Power of Attorney (included on Signatures page of this annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from NCL Corporation Ltd.’s annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLC for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income of NCLC for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets of NCLC as of December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2015, 2014 and 2013; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Agreement restates previous versions of agreement.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

NCL Corporation Ltd. Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance 12/31/12	Charged to	Charged to	Deductions (a)	Balance 12/31/13
		costs and expenses	other accounts -

Valuation allowance on deferred tax assets	$113,195	$—	$—	$(28,500)	$84,695

		Additions
Description	Balance 12/31/13	Charged to	Charged to	Deductions (a)	Balance 12/31/14
		costs and expenses	other accounts -

Valuation allowance on deferred tax assets	$84,695	$—	$47,032	$(50,023)	$81,704

Description	Balance 12/31/14	Charged to	Charged to	Deductions (a)	Balance 12/31/15
		costs and expenses	other accounts -

Valuation allowance on deferred tax assets	$81,704	$—	$—	$(20,267)	$61,437

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) revaluation of deferred tax assets from their functional currency to USD.
52

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCL Corporation Ltd. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 29, 2016

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenue
Passenger ticket	$3,129,075	$2,176,153	$1,784,439
Onboard and other	1,215,973	949,728	785,855
Total revenue	4,345,048	3,125,881	2,570,294
Cruise operating expense
Commissions, transportation and other	765,298	503,722	455,816
Onboard and other	272,802	224,000	195,526
Payroll and related	666,110	452,647	340,430
Fuel	358,650	326,231	303,439
Food	179,641	168,240	136,785
Other	412,948	271,784	225,663
Total cruise operating expense	2,655,449	1,946,624	1,657,659
Other operating expense
Marketing, general and administrative	551,180	398,659	298,265
Depreciation and amortization	432,114	273,147	215,593
Total other operating expense	983,294	671,806	513,858
Operating income	706,305	507,451	398,777
Non-operating income (expense)
Interest expense, net	(221,859)	(151,754)	(282,602)
Other income (expense)	(46,668)	(10,853)	1,403
Total non-operating income (expense)	(268,527)	(162,607)	(281,199)
Net income before income taxes	437,778	344,844	117,578
Income tax benefit (expense)	22	(5,739)	2,237
Net income	$437,800	$339,105	$119,815

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$437,800	$339,105	$119,815
Other comprehensive income (loss):
Shipboard Retirement Plan	1,102	(2,311)	2,538
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	(262,852)	(238,436)	2,247
Amount realized and reclassified into earnings	91,742	13,354	(4,128)
Total other comprehensive income (loss)	(170,008)	(227,393)	657
Total comprehensive income	$267,792	$111,712	$120,472

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$113,183	$82,862
Accounts receivable, net	44,996	32,432
Due from NCLH	—	3,082
Inventories	58,173	56,555
Prepaid expenses and other assets	121,259	109,883
Total current assets	337,611	284,814
Property and equipment, net	9,458,805	8,623,773
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	237,472	332,183
Total assets	$12,240,344	$11,447,226
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$629,840	$576,947
Accounts payable	51,352	101,983
Accrued expenses and other liabilities	637,743	545,103
Due to Affiliate	20,769	37,948
Due to NCLH	32,732	—
Advance ticket sales	1,023,973	817,207
Total current liabilities	2,396,409	2,079,188
Long-term debt	5,767,697	5,503,076
Due to Affiliate	—	18,544
Other long-term liabilities	332,879	327,061
Total liabilities	8,496,985	7,927,869
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	37	37
Additional paid-in capital	3,729,628	3,687,419
Accumulated other comprehensive income (loss)	(414,363)	(244,355)
Retained earnings (deficit)	428,057	76,256
Total shareholders’ equity	3,743,359	3,519,357
Total liabilities and shareholders’ equity	$12,240,344	$11,447,226

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$437,800	$339,105	$119,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	450,335	304,877	245,111
Loss (gain) on derivatives	26,525	7,274	(861)
Deferred income taxes, net	(363)	3,975	—
Gain on contingent consideration	(43,400)	—	—
Write-off of financing fees	4,070	15,628	36,357
Provision for bad debts and inventory	5,029	—	—
Share-based compensation expense	42,209	14,617	23,075
Changes in operating assets and liabilities excluding the impact of the Acquisition of Prestige:
Accounts receivable, net	(14,803)	(10,338)	(3,198)
Inventories	(4,408)	(261)	(4,034)
Prepaid expenses and other assets	(10,321)	(8,363)	10,164
Accounts payable	(50,747)	315	7,662
Accrued expenses and other liabilities	(5,239)	2,211	(2,392)
Advance ticket sales	218,260	(23,947)	55,181
Payment of original issue discount	(1,647)	—	—
Net cash provided by operating activities	1,053,300	645,093	486,880
Cash flows from investing activities
Acquisition of Prestige, net of cash received	—	(826,686)	—
Additions to property and equipment, net	(1,121,984)	(964,640)	(877,282)
Settlement of derivatives	(83,519)	(5,334)	(17,569)
Investment in intangible asset	(750)	—	—
Net cash used in investing activities	(1,206,253)	(1,796,660)	(894,851)
Cash flows from financing activities
Repayments of long-term debt	(1,569,313)	(1,688,720)	(2,393,613)
Repayments to Affiliate	(37,042)	(37,043)	(116,694)
Dividends	(85,999)	(73,700)	—
Proceeds from long-term debt	1,855,809	3,107,721	2,522,311
Contribution from NCLH	—	—	460,000
Due to NCLH	35,814	—	—
Partnership tax distributions	—	(9,779)	—
Deferred financing fees and other	(15,995)	(116,182)	(57,401)
Net cash provided by financing activities	183,274	1,182,297	414,603
Net increase in cash and cash equivalents	30,321	30,730	6,632
Cash and cash equivalents at beginning of year	82,862	52,132	45,500
Cash and cash equivalents at end of year	$113,183	$82,862	$52,132

Supplemental disclosures (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2012	$25	$2,335,563	$(17,619)	$(299,185)	$2,018,784
Contribution from NCLH	—	460,000	—	—	460,000
Share-based compensation	—	33,075	—	—	33,075
Transactions with Affiliates, net	—	(70)	—	—	(70)
Other comprehensive income	—	—	657	—	657
Net income	—	—	—	119,815	119,815
Balance, December 31, 2013	25	2,828,568	(16,962)	(179,370)	2,632,261
Share-based compensation	—	14,617	—	—	14,617
Transactions with Affiliates, net	—	(60)	—	—	(60)
Dividends	—	—	—	(73,700)	(73,700)
Partnership tax distributions	—	—	—	(9,779)	(9,779)
Issuance of ordinary shares	12	10,152	—	—	10,164
Acquisition of Prestige	—	834,142	—	—	834,142
Other comprehensive loss	—	—	(227,393)	—	(227,393)
Net income	—	—	—	339,105	339,105
Balance, December 31, 2014	37	3,687,419	(244,355)	76,256	3,519,357
Share-based compensation	—	42,209	—	—	42,209
Dividends	—	—	—	(85,999)	(85,999)
Other comprehensive loss	—	—	(170,008)	—	(170,008)
Net income	—	—	—	437,800	437,800
Balance, December 31, 2015	$37	$3,729,628	$(414,363)	$428,057	$3,743,359

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 22 ships with approximately 45,000 Berths and will introduce five additional ships through 2019. Our ships currently offer itineraries to more than 510 destinations worldwide.

Norwegian commenced operations from Miami in 1966. In February 2000, Genting HK acquired control of and subsequently became the sole owner of the Norwegian operations.

In January 2008, the Apollo Holders acquired 50% of the outstanding ordinary share capital of NCLC. As part of this investment, the Apollo Holders assumed control of NCLC’s Board of Directors. Also, in January 2008, the TPG Viking Funds acquired, in the aggregate, 12.5% of NCLC’s outstanding share capital from the Apollo Holders.

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

In November 2014, we completed the Acquisition of Prestige.

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

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2015 owned 29.3% of NCLH’s ordinary shares (we refer you to Note 8— “Related Party Disclosures”).

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $3.7 million and $2.8 million as of December 31, 2015 and 2014, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or market using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $12.5 million and $14.3 million as of December 31, 2015 and 2014, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $232.2 million, $122.5 million and $89.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Tradenames

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered. We use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. In order to make this evaluation, we consider the following circumstances as well as others:

•	General macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;

•	Industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;

•	Changes in cost factors that have a negative effect on earnings and cash flows;

•	Overall financial performance (for both actual and expected performance);

•	Entity and reporting unit specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and

•	Share price (in both absolute terms and relative to peers).

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step I Test which consists of a combined approach using the expected future cash flows and market multiples to determine the fair value of the reporting units. Our discounted cash flow valuation reflects our projection for growth and profitability, taking into account our assessment of future market conditions and demand, as well as a determination of a cost of capital that incorporates both business and financial risks. We believe that the combined approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses on a pro-rata basis over the period of the voyage.

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $242.1 million, $212.3 million and $172.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense) and such gains were approximately $11.0 million, $6.0 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Derivative Instruments and Hedging Activity

We enter into derivative contracts to reduce our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes the correlation between fluctuations in the fair value of the hedged item and the fair value of the related derivative instrument and its effectiveness as a hedge. As the derivative is marked to fair value, we elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability may be designated as a cash flow hedge. Changes in fair value of derivative instruments that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. To the extent that an instrument is not effective as a hedge, gains and losses are recognized in other income (expense) in our consolidated statements of operations. Realized gains and losses related to our effective fuel hedges are recognized in fuel expense. For presentation in our consolidated statements of cash flows, we have elected to classify the cash flows from our cash flow hedges in the same category as the cash flows from the items being hedged.

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

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Oceania Cruises, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests. Revenue attributable to U.S.-sourced guests was 75%, 73 % and 74% for the years ended December 31, 2015, 2014 and 2013, respectively. No other individual country’s revenues exceeded 10% in any of our last three years. Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships. We have 16 ships with Bahamas registry with a carrying value of $7.2 billion and $6.4 billion as of December 31, 2015 and 2014, respectively. We have five ships with Marshall Island registry with a carrying value of $1.4 billion as of December 31, 2015 and 2014. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2015 and 2014 and one ship with Bermuda registry with a carrying value of $0.08 billion as of December 31, 2015 and 2014.

Recently Issued Accounting Policies

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 to simplify the measurement of inventory for all entities. This applies to all inventory that is measured using either the first-in, first-out or average cost method. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

3.	Goodwill and Intangible Assets

Goodwill and tradenames are not subject to amortization, therefore, as of December 31, 2015 and 2014 the carrying values were $1.4 billion and $0.8 billion, respectively. We revised the classification of goodwill and intangible assets to separately present goodwill and tradenames. Other intangible assets consisting of customer relationships and backlog are presented within other long-term assets. The revision was not deemed material to the Consolidated Balance Sheet.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(15,527)	$104,473	6.0
Backlog	70,000	(70,000)	—	1.0
Licenses	3,368	(208)	3,160	5.6
Total intangible assets subject to amortization	$193,368	$(85,735)	$107,633
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(4,556)	$115,444	6.0
Backlog	70,000	(7,972)	62,028	1.0
Total intangible assets subject to amortization	$190,000	$(12,528)	$177,472
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Amortization expense	$73,207	$12,528

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2016	$21,659
2017	31,177
2018	26,058
2019	18,489
2020	9,906

4.	The Acquisition of Prestige

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

On November 19, 2014, we completed the Acquisition of Prestige. Consideration consisted of $1.1 billion in cash and non-cash considerations of 19,969,889 NCLH ordinary shares valued at $834.1 million based on the closing market price of NCLH’s shares as of November 18, 2014 and contingent consideration valued at $43.4 million. In addition, we assumed debt of $1.6 billion from Prestige. The contingent consideration arrangement subjected NCLH to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones. The contingent consideration was valued using various projected

2015 revenue scenarios weighted by the likelihood of each scenario occurring. The probability weighted payout was then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. For more on the contingent consideration valuation, we refer you to “Valuation of Contingent Consideration” below.

Prestige is reported in our results of operations from the acquisition date which includes approximately $111.7 million of revenue and approximately $19.7 million of operating loss related to Prestige for the period ended December 31, 2014.

The excess of the cost of acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill, which is not expected to be deductible for tax purposes.

Based on this fair valuation, the purchase price is allocated as follows (in thousands):

Consideration Allocated:

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

The unaudited pro forma financial information was as follows (in thousands, except per share data):

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

Valuation of Contingent Consideration

The contingent consideration is valued using various projected 2015 net revenue scenarios weighted by the likelihood of each scenario occurring. The probability-weighted payout is then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. As the fair value is measured based upon significant inputs that are unobservable in the market, it was classified as Level 3 in the fair value hierarchy. Level 3 consists of significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the estimated annual net revenue and the probabilities associated with attaining the threshold and target net revenue as defined by the Merger Agreement. A significant increase in the estimated net revenue or an increase in the probability associated with reaching the target would result in a significantly higher fair value measurement. The maximum fair value would not be able to exceed $50 million, while an amount of net revenue less than 98% of target would result in no payout. For the year ended December 31, 2015, the fair value of the contingent consideration was reduced to zero based upon updates to the probability-weighted assessment of various projected revenue scenarios. The net revenue target was not met, and accordingly, we recognized a $43.4 million fair value adjustment during the year ended December 31, 2015, which was included in marketing, general and administrative expense.

The following table summarizes the change in fair value of the contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2014	$43,400
Fair value adjustment (Level 3)	(43,400)
Balance as of December 31, 2015	$—

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the year ended December 31, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(244,355)	$(234,835)		$(9,520)
Current period other comprehensive loss before reclassifications	(262,227)	(262,852)		625
Amounts reclassified	92,219	91,742	(1)	477 (2)
Accumulated other comprehensive income (loss) at end of period	$(414,363)	$(405,945	)(3)	$(8,418)

(1)	We refer you to Note 9—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

(3)	Of the existing amounts related to derivatives designated as cash flow hedges, approximately $135.2 million of loss is expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for year ended December 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)		$(7,209)
Current period other comprehensive loss before reclassifications	(241,125)	(238,436)		(2,689)
Amounts reclassified	13,732	13,354	(1)	378 (2)
Accumulated other comprehensive income (loss) at end of period	$(244,355)	$(234,835	)(3)	$(9,520)

(1)	We refer you to Note 9—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

Accumulated other comprehensive income (loss) for year ended December 31, 2013 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(17,619)	$(7,872)		$(9,747)
Current period other comprehensive income before reclassifications	4,317	2,247		2,070
Amounts reclassified	(3,660)	(4,128	)(1)	468 (2)
Accumulated other comprehensive income (loss) at end of period	$(16,962)	$(9,753)		$(7,209)

(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

6.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Ships	$10,765,525	$9,706,093
Ships under construction	300,575	290,381
Land	1,009	1,009
Other	434,881	351,377
	11,501,990	10,348,860
Less: accumulated depreciation and amortization	(2,043,185)	(1,725,087)
Property and Equipment, Net	$9,458,805	$8,623,773

The increase in Ships was primarily due to the addition of Norwegian Escape. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $432.1 million, $273.1 million and $215.6 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $124.8 million, $69.9 million and $67.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Ships under construction include progress payments to the shipyard, planning and design fees, loan interest and commitment fees and other associated costs. Interest costs associated with the construction of ships that were capitalized during the construction period amounted to $31.9 million, $22.0 million and $26.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate December 31,		Maturities	Balance December 31,
	2015	2014	Through	2015	2014
				(in thousands)
$600.0 million 4.625% senior unsecured notes	4.625%	—%	2020	$590,037	$—
€662.9 million Norwegian Epic term loan (1)	2.43%	2.02%	2022	460,870	524,006
$625.0 million senior secured revolving credit facility	2.78%	2.16%	2018	75,000	200,000
$350.0 million senior secured term loan facility	4.00%	4.00%	2021	338,353	340,474
$1,375.0 million term loan facility	2.85%	2.17%	2018	1,185,720	1,301,210
€308.1 million Pride of Hawai’i loan (1)	1.27%	1.18%	2018	89,867	123,638
$300.0 million 5.00% senior unsecured notes (2)	—	5.00%	2018	—	294,746
$334.1 million Norwegian Jewel term loan	1.28%	1.18%	2017	53,534	78,545
€258.0 million Pride of America Hermes loan (1)	1.64%	1.19%	2017	37,778	61,313
€529.8 million Breakaway one loan (1)	1.92%	1.84%	2025	522,859	576,266
€529.8 million Breakaway two loan (1)	4.50%	4.50%	2026	592,531	647,258
€590.5 million Breakaway three loan (1)	2.98%	2.98%	2027	711,187	121,278
€590.5 million Breakaway four loan (1)	2.98%	2.98%	2029	108,964	35,057
€126 million Norwegian Jewel term loan (1)	1.27%	1.18%	2017	28,649	56,382
€126 million Norwegian Jade term loan (1)	1.27%	1.18%	2017	29,149	56,991
€666 million Seahawk 1 term loan (1)	3.92%	3.92%	2030	40,845	40,845
€666 million Seahawk 2 term loan (1)	3.92%	3.92%	2031	40,845	40,845
$680 million 5.25% senior unsecured notes	5.25%	5.25%	2019	670,059	667,559
Sirena loan	2.75%	2.75%	2019	53,229	82,000
Marina newbuild loan (3)	1.01%	0.88%	2023	335,135	379,868
Riviera newbuild loan (4)	1.08%	0.87%	2024	382,173	427,184
Capital lease and license obligations	1.62%-12.56%	1.62%-12.935%	2022	50,753	24,558
Total debt				6,397,537	6,080,023
Less: current portion of long-term debt				(629,840)	(576,947)
Total long-term debt				$5,767,697	$5,503,076

(1)	Currently U.S. dollar-denominated.

(2)	Net of unamortized original issue discount of $1.1 million as of December 31, 2014.
(3)	Includes premium of $0.3 million and $0.4 million as of December 31, 2015 and 2014, respectively.
(4)	Includes premium of $0.4 million and $0.5 million as of December 31, 2015 and 2014, respectively.

In October 2015, we took delivery of Norwegian Escape. To finance the payment due upon delivery, we drew $577.2 million of our €590.5 million Breakaway three loan due 2027. The loan bears interest at 2.98%.

In November 2015, we issued the $600.0 million 4.625% senior unsecured notes due 2020 and redeemed our $300.0 million 5.00% senior unsecured notes due 2018.

In December 2015, we adopted ASU No. 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We also adopted ASU No. 2015-15 which allows an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset. These deferred costs are amortized over the life of the loan agreement. We applied this guidance on a retrospective basis.

The following is a reconciliation of changes to our long-term debt due to the adoption of ASU No. 2015-03 (in thousands):

	December 31,
	2015	2014
Long-term debt balance prior to the adoption of ASU No. 2015-03	$6,502,834	$6,184,104
Less: changes due to the adoption of the ASU No. 2015-03	105,297	104,081
Long-term debt balance	$6,397,537	$6,080,023

In December 2015, we amended and increased our €666 million Seahawk 1 term loan and our €666 million Seahawk 2 term loan to €710.8 million and €706.8 million, respectively.

Interest expense, net for the year ended December 31, 2015 was $222.1 million which included $36.6 million of amortization and a $12.7 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2014 was $151.8 million which included $32.3 million of amortization and $15.4 million of expenses related to financing transactions in connection with the Acquisition of Prestige.  For the year ended December 31, 2013, interest expense, net was $282.6 million which included amortization of $64.9 million (including a $37.3 million write-off of deferred financing fees).

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for substantially all of our debt. We believe we were in compliance with these covenants as of December 31, 2015.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2015 for each of the next five years (in thousands):

Year	Amount
2016	$629,840
2017	591,270
2018	1,383,186
2019	1,051,847
2020	963,797
Thereafter	1,882,894
Total	$6,502,834

We had an accrued interest liability of $34.2 million and $32.8 million as of December 31, 2015 and 2014, respectively.

8.	Related Party Disclosures

Transactions with Genting HK, the Apollo Holders and the TPG Viking Funds

As of December 31, 2015, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Genting HK (1)	25,398,307	11.1%
Apollo Holders (2)	36,103,782	15.8%
TPG Viking Funds (3)	5,329,834	2.4%

(1)	Genting HK owns our ordinary shares indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary.
(2)	The Apollo Holders include AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas

Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor—Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P.

(3)	The TPG Viking Funds include TPG Viking, L.P., a Delaware limited partnership, TPG Viking AIV I, L.P., a Cayman Islands exempted limited partnership, TPG Viking AIV II, L.P., a Cayman Islands exempted limited partnership and TPG Viking AIV III, L.P., a Delaware limited partnership.

In December 2015, NCLH repurchased 348,553 ordinary shares under NCLH’s repurchase program as a part of a Secondary Equity Offering by the Apollo Holders and Genting HK for approximately $20.0 million.

In September 2014, NCLH entered into the Merger Agreement with funds affiliated with Apollo and other owners for total consideration of $3.025 billion (including assumption of debt) in cash and stock. On November 19, 2014, we completed the Acquisition of Prestige.

In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, $79.7 million of such amount was paid to Genting HK within fourteen days of the consummation of the IPO, together with accrued interest thereon, and the remaining balance is to be repaid over seven equal semi-annual payments the first of which was due and paid in June 2013 and has a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. The payable is collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship and is included in the balance sheet caption “Due to Affiliate” on our consolidated balance sheets. We have paid $240.8 million to Genting HK in connection with the Norwegian Sky Purchase Agreement through December 31, 2015.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Fuel swaps designated as hedging instruments
	Accrued expenses and other liabilities	$—	$—	$128,740	$111,304

	Other long-term liabilities	—	190	132,494	77,250
Foreign currency forward contracts designated as hedging instruments
	Other long-term assets	3,446	—	1,370	—

	Accrued expenses and other liabilities	—	—	8,737	29,498

	Other long-term liabilities	551	—	24,181	118
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	42,993	—

	Other long-term liabilities	—	—	—	16,744
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	4,079	5,736

	Other long-term liabilities	—	—	3,395	3,104
Interest rate swap not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	3,823

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

December 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$3,446	$(1,370)	$2,076	$(2,043)	$33
Liabilities	344,619	(551)	344,068	(336,645)	7,423

December 31, 2014	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Liabilities	$247,577	$(190)	$247,387	$(59,023)	$188,364

Fuel Swaps

As of December 31, 2015, we had fuel swaps maturing through December 31, 2019 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.6 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$(173,513)	$(198,595)	$8,532
Loss recognized in other income (expense) – ineffective portion	(16,011)	(5,753)	(345)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	75,808	8,388	(6,250)

During 2015 certain fuel swaps matured that were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense)	$10,000	$—	$—
Loss recognized in other income (expense)	(4,727)	—	—

Fuel Collars and Options

We had fuel collars and fuel options maturing through December 2014 which were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases. The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$—	$(1,024)	$(1,152)
Loss recognized in other income (expense) – ineffective portion	—	(292)	(26)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	248	1,888	1,547

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gain (loss) recognized in other income (expense)	$—	$(864)	$1,340

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

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$—	$(1,157)	$(3,304)
Loss recognized in other income (expense) – ineffective portion	—	(241)	(97)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	1,320	1,269	470

Foreign Currency Forward Contracts

As of December 31, 2015, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €1.1 billion, or $1.2 billion based on the euro/U.S. dollar exchange rate as of December 31, 2015.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$(84,187)	$(30,686)	$(2,983)
Gain (loss) recognized in other income (expense) – ineffective portion	(343)	(7)	67
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	116	(243)	(84)

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gain recognized in other income (expense)	$684	$—	$20

Foreign Currency Collar

We had a foreign currency collar that matured in January 2014, which was used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$—	$(1,588)	$4,350
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	(364)	(333)	—

As of December 31, 2015, we had a foreign currency collar used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency collar was €274.4 million, or $298.1 million based on the euro/U.S. dollar exchange rate as of December 31, 2015. The effects on the consolidated financial statements of the foreign currency collar which was not designated as a hedging instrument was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other income (expense)	$(26,249)	$(6,980)	$—

Interest Rate Swaps

As of December 31, 2015, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $715.9 million.

The effects on the consolidated financial statements of the interest rates swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other comprehensive income (loss) – effective portion	$(5,152)	$(5,386)	$(3,196)
Loss recognized in other income (expense) – ineffective portion	(23)	—	—
Amount reclassified from other comprehensive income (loss) into interest expense, net	4,614	2,385	189

The effects on the consolidated financial statements of the interest rates swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss recognized in other income (expense)	$(2)	$(3)	$—

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2015 and 2014, the fair value of our long-term debt, including the current portion, was $6,495.5 million and $6,229.1 million, respectively, which was $6.6 million lower and $45.0 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. For our Step I Test, the estimation of fair value measured by discounting expected future cash flows at discount rates commensurate with the risk involved are considered Level 3 inputs. As of December 31, 2015, our annual review supports the carrying value of these assets. As of December 31, 2014, goodwill increased $985.1 million and intangible assets increased $800.0 million due to the Acquisition of Prestige (we refer you to Note 4—“The Acquisition of Prestige”).

10.	Employee Benefits and Share Option Plans

Management NCL Corporation Units

In 2009, we adopted a profits sharing agreement which authorized us to grant profits interests in the Company to certain key employees. These interests generally vested with the holders based on a combination of performance-based and time-based vesting metrics, each as specified in the profits sharing agreement and each holder’s award agreement. Genting HK, the Apollo Holders and the TPG Viking Funds were entitled to initially receive any distributions made by the Company, pro-rata based on their shareholdings in the Company. Once Genting HK, the Apollo Holders and the TPG Viking Funds received distributions in excess of certain hurdle amounts specified in the profits sharing agreement and each holder’s award agreement, each vested profits interest award generally entitled the holder of such award to a portion of such excess distribution amount. In connection with the Corporate Reorganization, NCLC’s outstanding profits interests granted under its profits sharing agreement to management (or former management) of NCLC were exchanged for an economically equivalent number of NCL Corporation Units. We refer to the NCL Corporation Units exchanged for profits interests granted under the profits sharing agreement as “Management NCL Corporation Units.” The Management NCL Corporation Units received upon the exchange of outstanding profits interests were subject to the same time-based vesting requirements and performance-based vesting requirements applicable to the profits interests for which they were exchanged.

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

As a result of NCLH’s secondary offering during August 2015, the last hurdle amount specified in the profits sharing agreement was reached and as such all outstanding PBUs vested.

Share Option Awards

In January 2013, the Company adopted a 2013 performance incentive plan which provides for the issuance of up to 15,035,106 of NCLH’s share options and ordinary shares, with no more than 5,000,000 shares being granted to one individual in any calendar year. Share options are generally granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period is typically set at 3, 4 or 5 years with a contractual life ranging from 7 to 10 years. Forfeited awards are added back to the approved reserve.

In July 2015, NCLH granted 3.5 million share option awards to our employees at an exercise price of $56.19 with a contractual term of ten years. The share options vest equally over three years.

In August 2015, NCLH granted 0.7 million share option awards to our employees at an exercise price of $59.43 with a contractual term of ten years. The share options vest equally over three years. In addition, on August 4, 2015, NCLH entered into an amendment to the employment agreement with our President and Chief Executive Officer pursuant to which we awarded 625,000 time-based share option awards, 416,667 performance-based share option awards and 208,333 market-based share option awards at an exercise price of $59.43 and contractual term of ten years. The time-based share option awards vest 50% on June 30, 2017 and 50% on June 30, 2019. The performance-based and market-based share option awards vest upon the achievement of certain performance and market-related metrics during the term of the employment agreement.

The performance-based awards are subject to performance conditions such that the number of awards that ultimately vest depends on the Adjusted EPS and adjusted return on invested capital (“Adjusted ROIC”) achieved by NCLH during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date is established. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value at the grant date.

The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options, less estimated forfeitures, is amortized over the vesting period using the straight-line vesting method. The assumptions used within the option-pricing model for the time-based awards are as follows:

	2015	2014	2013
Dividend yield	—%	—%	—%
Expected share price volatility	32.32%-45.33%	48.30%-49.90%	50.40%-54.80%
Risk-free interest rate	1.34%-1.92%	1.80%-2.02%	0.8%-1.82%
Expected term	6.00-6.50 years	6.25 years	5.00-6.25 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method. Our forfeiture assumption is derived from historical turnover rates and those estimates are revised as appropriate to reflect the actual forfeiture results.

As a grant date is not established for the performance-based awards, their fair value is estimated on the last date of the reporting period using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the requisite service period using the straight-line vesting method. The assumptions used within the option-pricing model for the performance-based awards for which share-based compensation was recognized during 2015 are as follows:

2015
Dividend yield	0%
Expected share price volatility	29.31%-29.86%
Risk-free interest rate	1.76%
Expected term	4.88-5.38 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The fair value of the market-based share option awards is estimated using a Monte-Carlo model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation include current share price, risk free rate, and share price volatility. For each simulated path, the model checks if the simulated share price reaches the vesting threshold during the performance period. For each path that reaches the vesting threshold, the payoff upon vesting is calculated. The fair value of the equity grant is determined by averaging the expected payoff across all simulated paths and discounting the average to the valuation date.

The below table summarizes the key inputs used in the Monte-Carlo simulation:

2015
Dividend yield	0%
Expected share price volatility	30.00%
Risk-free interest rate	1.34%
Expected term	Mid-point from vesting to assumed options expiration

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

The following is a summary of share option activity under our share option plan for the year ended December 31, 2015 (excludes the impact of 416,667 performance based awards as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2015	6,079,881	1,457,314	—	$29.92	$19.00	$—	7.61	$142,831
Granted	5,130,000	—	208,333	56.64	—	59.43	—	—
Exercised	(2,144,702)	(546,951)	—	27.39	19.00	—	—	—
Forfeited and cancelled	(1,363,108)	(477,611)	—	37.49	19.00	—	—	—
Outstanding as of December 31, 2015	7,702,071	432,752	208,333	$47.35	$19.00	$59.43	8.59	$104,864
Vested and expected to vest as of December 31, 2015	7,351,098	432,752	208,333	$47.22	$19.00	$59.43	8.47	$101,824
Exercisable as of December 31, 2015	808,794	432,752	—	$29.23	$19.00	$—	5.84	$40,890

The weighted-average grant-date fair value of time-based options granted during the years 2015, 2014 and 2013 was $20.90, $16.86 and $6.38 respectively. The weighted-average reporting period date fair value of performance-based options for which share-based compensation was recognized during 2015 was $17.07. The weighted-average grant-date fair value of market-based options granted during the year 2015 was $12.37. The total intrinsic value of share options exercised during the year 2015, 2014 and 2013 was $68.0 million, $4.5 million and $1.4 million and total cash received by NCLH from exercises was $69.1 million, $6.1 million and $2.0 million, respectively. As of December 31, 2015, there was approximately $106.1 million, $0, and $2.0 million of total unrecognized compensation cost net of estimate forfeitures, related to time-based, performance-based with an established grant date, and market-based options, respectively, granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 2.57 years, 0 years, and 1.95 years, respectively.

Restricted Ordinary Share Awards

The following is a summary of restricted share activity of NCLH shares for the year ended December 31, 2015:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015	196,644	$3.43	1,208,608	$3.37
Granted	6,881	50.23	—	—
Vested	(83,958)	6.68	(620,739)	3.92
Forfeited or expired	(75,914)	2.68	(587,869)	2.79

Non-vested and expected to vest as of December 31, 2015	43,653	$5.87	—	$—

As of December 31, 2015, there was $0.2 million of total unrecognized compensation cost related to non-vested restricted ordinary share awards. The cost is expected to be recognized over a weighted-average period of 1.2 years. Restricted shares, with the exception of those related to the Management Exchange Agreement, which maintain their original vesting conditions of time and performance, vest in substantially equal quarterly installments over 1 or 2 years or in annual installments over 4 years. The total fair value of shares vested during the year ended December 31, 2015 was $40.9 million.

Restricted Share Units (“RSUs”)

On August 4, 2015, we entered into an amendment to the employment agreement with our President and Chief Executive Officer pursuant to which NCLH awarded 150,000 time-based RSUs, 100,000 performance-based RSUs and 50,000 market-based RSUs.

The time-based RSUs vest equally on June 30, 2016, 2017, 2018 and 2019, respectively. The performance-based and market-based RSUs vest upon the achievement of certain performance and market-related metrics during the term of the employment agreement.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant.

The performance-based RSUs are subject to performance conditions such that the number of awards that ultimately vest depends on the Adjusted EPS and Adjusted ROIC achieved by NCLH during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes share-based compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date occurs. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative share-based compensation expense will be adjusted based on the fair value at the grant date.

The fair value of the market-based RSUs is estimated using a Monte-Carlo model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation include current share price, risk free rate, and share price volatility. For each simulated path, the model checks if the simulated share price reaches the vesting threshold during the performance period. For each path that reaches the vesting threshold, the payoff upon vesting is calculated. The fair value of the equity grant is determined by averaging the expected payoff across all simulated paths and discounting the average to the valuation date.

The below table summarizes the key inputs used in the Monte-Carlo simulation:

2015
Dividend yield	0%
Expected share price volatility	30.00%
Risk-free interest rate	1.34%
Expected term	Mid-point from vesting to assumed awards expiration

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

The following is a summary of NCLH’s RSUs activity for the year ended December 31, 2015 (excludes the impact of 100,000 performance-based RSUs as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Market-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2015
Granted	150,000	$59.43	50,000	$59.43
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Non-vested and expected to vest as of December 31, 2015	150,000	$59.43	50,000	$59.43

As of December 31, 2015, there was $7.9 million and $1.1 million of total unrecognized compensation cost related to non-vested time-based and market-based RSUs, respectively. The cost is expected to be recognized over a weighted-average period of 3.50 years and 1.54 years, respectively, for the time-based and market-based RSUs.

The share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $41.8 million, $20.6 million, which includes $6.0 million of non-recurring charges associated with the Management Exchange Agreement and $23.1 million, which includes $18.5 million of non-recurring charges associated with the Corporate Reorganization, respectively, and was recorded in marketing general and administrative expense.

Employee Benefit Plans

We maintain annual incentive bonus plans for our executive officers and other key employees. Bonuses under these plans become earned and payable based on NCLH’s performance during the applicable performance period and the individual’s continued employment. Company performance criteria include the attainment of certain financial targets and other strategic objectives.

Certain employees are employed pursuant to agreements that provide for severance payments. Severance is generally only payable upon an involuntary termination of the employment by us without cause or a termination by the employee for good reason. Severance generally includes a cash payment based on the employee’s base salary (and in some cases, bonus), and our payment of the employee’s continued medical benefits for the applicable severance period.

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the Plan, which shall be allocated to each eligible participant on a pro-rata basis based on the compensation of the participant to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”).

Our contributions are reduced by contributions forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the contributions. Forfeited contributions of $0.4 million, $0.1 million and $0.1 million were utilized in the years ended December 31, 2015, 2014 and 2013, respectively.

We maintained a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. The SERP provided for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credited participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants did not make any elective contributions under this plan. As of December 31, 2015 and 2014, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.5 million and $0.4 million, respectively. We have discontinued this plan following the 2015 contributions and will pay the deferred contributions to participants in early 2017 following the expiration of the required twelve month period.

We recorded expenses related to the above 401(k) Plan and SERP of $5.3 million, $3.7 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We maintained a Senior Management Retirement Savings Plan (“SMRSP”), which was a legacy unfunded defined contribution plan for certain employees who were employed by the Company prior to 2001. The SMRSP provided for Company contributions on behalf of the participants to compensate them for the difference between the qualified plan benefits that were previously available under the Company’s cash balance pension plan and the redesigned 401(k) Plan. We credited participants under the SMRSP Plan for the difference in the amount that would have been contributed by us to the Company’s previous Norwegian Cruise Line Pension Plan and the qualified plan maximums of the new 401(k) Plan. We have discontinued this plan following the 2015 contributions and will pay the deferred contributions to participants in early 2017 following the expiration of the required twelve month period.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.1 million and $0.9 million was included in accrued expenses and other liabilities as of December 31, 2015 and 2014, respectively and $20.0 million and $18.8 million was included in other long-term liabilities in our consolidated balance sheet as of December 31, 2015 and 2014, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2015	2014	2013
Pension expense:
Service cost	$1,793	$1,393	$1,498
Interest cost	738	728	603
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	99	—	90
Total pension expense	$3,008	$2,499	$2,569
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$19,730	$15,570	$16,221
Service cost	1,793	1,393	1,498
Interest cost	738	728	603
Actuarial gain (loss)	(625)	2,689	(2,070)
Direct benefit payments	(558)	(650)	(682)
Projected benefit obligation at end of year	$21,078	$19,730	$15,570
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$21,078	$19,730	$15,570

	As of or for the Year Ended December 31,
	2015	2014	2013
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(5,293)	$(5,671)	$(6,049)
Accumulated actuarial loss	(3,126)	(3,849)	(1,160)
Accumulated other comprehensive income (loss)	$(8,419)	$(9,520)	$(7,209)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2015, 2014 and 2013 were 3.8%, 4.8% and 3.8%, respectively, and the actuarial loss is amortized over 18.95 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2016	$1,128
2017	1,079
2018	1,092
2019	1,170
2020	1,211
Next five years	7,750

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the Grant Date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount, and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. For the years ended December 31, 2015, 2014 and 2013 the compensation expense was $0.4 million, $90 thousand, and $0, respectively. As of December 31, 2015 and 2014, we had a $1.1 million and $0.3 million liability, respectively, for payroll withholdings received.

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

We are incorporated in Bermuda. Under current Bermuda law, we are not subject to tax on income and capital gains. We have received from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to us or to any of our operations or shares, debentures or other obligations, until March 31, 2035. All of our net income before income tax benefit (expense) is from foreign operations.

In January 2008, NCLC became a partnership for U.S. federal income tax purposes and therefore incurred no U.S. federal or state income tax liability for the year 2014. Each partner was required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. For the taxable year ended 2015, NCLC was treated as a disregarded entity for U.S. federal income tax purposes and will be going forward. One of NCLC’s subsidiaries files a U.S. federal and Hawaii income tax return.

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Loss carryforwards	$85,443	$75,701
Shares in foreign subsidiary	—	17,808
Other	1,460	1,121
Valuation allowance	(61,437)	(81,704)

	As of December 31,
	2015	2014
Total deferred tax assets	25,466	12,926
Deferred tax liabilities:
Property and equipment	(26,569)	(14,392)
Total deferred tax liabilities	(26,569)	(14,392)
Net deferred tax liability	$(1,103)	$(1,466)

NCLC has U.S. net operating loss carryforwards of $197.0 million and $158.6 million, for the years ended December 31, 2015 and 2014, respectively, which begin to expire in 2023. In 2014, based on the weight of available evidence, the Company recorded a valuation allowance in the amount of $10.6 million with respect to the U.S. deferred tax assets of one of its U.S. subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. NCLC has Norway net operating loss carryforwards of $35.1 million and $58.8 million for the years ended December 31, 2015 and 2014, respectively, which can be carried forward indefinitely.

On November 19, 2014, we acquired the stock of Prestige. Included above are deferred tax assets associated with Prestige, including U.S. net operating loss carryforwards of $126.9 million and 104.3 million for the years ended December 31, 2015 and 2014, respectively, which begin to expire in 2023. In prior years, we recorded a valuation allowance of $36.5 million with respect to the Prestige deferred tax assets based on the weight of available evidence. Section 382 may limit the amount of taxable income that can be offset by the Prestige NOL carryforwards.

As of December 31, 2015, we had a $1.4 million unrecognized tax benefit, which if recognized, our effective tax rate would be affected. We believe that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had an income tax benefit of $22 thousand for the year ended December 31, 2015 and income tax expense of $5.7 million for the year ended December 31, 2014.

We derive our income from the international operation of ships. We are engaged in a trade or business in the U.S., and receive income from sources within the U.S. Under Section 883, certain foreign corporations are exempt from U.S. federal income or branch profits tax on U.S.-source income derived from or incidental to the international operation of ships. Applicable U.S. treasury regulations provide that a foreign corporation will qualify for the benefits of Section 883, if in relevant part: (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption for income from the international operation of ships to corporations organized in the U.S; and (ii) the foreign corporation has one or more classes of stock that are “primarily and regularly traded on an established securities market” in the U.S. or another qualifying country. We believe that we qualify for the benefits of Section 883 because we are incorporated in qualifying countries and our ordinary shares are primarily and regularly traded on an established securities market in the U.S.

12.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $12.6 million, $9.2 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2016	$12,448
2017	13,606
2018	13,662
2019	13,660
2020	14,490
Thereafter	88,814
Total minimum annual rentals	$156,680

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

We have orders with Meyer Werft for three Breakaway Plus Class Ships for delivery in the spring of 2017, spring of 2018 and fall of 2019. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons and approximately 4,100 to 4,350 Berths each and will be similar in design and innovation to our Breakaway Class Ships. The combined contract price of these three ships is approximately €2.5 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2015. We have export credit financing in place that provides financing for 80% of their contract prices. We also have a contract with Fincantieri shipyard to build a cruise ship to be named Seven Seas Explorer. The original contract price of this ship is approximately €343.0 million, or approximately $372.6 million, based on the euro/U.S. dollar exchange rate as of December 31, 2015. We have export credit financing in place that provides financing for 80% of the ship’s contract price. Seven Seas Explorer is expected to be delivered in the summer of 2016.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2015, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2016	$536,815
2017	806,681
2018	890,447
2019	758,114
2020	—
Thereafter	—
Total minimum annual payments	$2,992,057

Port Facility Commitments

As of December 31, 2015, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2016	$33,217
2017	29,141
2018	20,403
2019	20,858
2020	21,326
Thereafter	60,889
Total port facility future commitments	$185,834

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, each of our brands has a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. and, accordingly, has established separate bonds with the Association of British Travel Agents currently valued at approximately British Pound Sterling 6.5 million in the aggregate. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

Litigation

In 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to major cruise lines that operated in the state of Alaska, including NCLH, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the Alaska Department of Environmental Conservation and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a material impact on our financial condition, results of operations or cash flows.

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

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of December 31, 2015, we had an accrual balance of $4.1 million for restructuring costs for severance and other employee-related costs. The expense of $15.0 million for the year ended December 31, 2015 is included in marketing general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2014	$(7,956)
Amounts paid	18,815
Additional accrued expense	(15,003)
Accrued expense balance as of December 31, 2015	$(4,144)

14.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $122.4 million and $22.5 million for the years ended December 31, 2015 and 2014, respectively, which are recorded in payroll and related and food expenses in our consolidated statements of income.

15.	Supplemental Cash Flow Information

For the years ended December 31, 2015, 2014 and 2013 we paid interest and related fees of $218.3 million, $233.5 million and $316.9 million, respectively. For the year ended December 31, 2014, we had a non-cash investing and financing activity related to a seller financed capital expenditure of $82.0 million. For the year ended December 31, 2015 and 2013 we had non-cash investing activities in connection with capital leases of $31.1 million and $15.5 million, respectively. For the years ended December 31, 2015, 2014 and 2013 we paid income taxes of $10.3 million, $9.8 million and $1.1 million, respectively. For the year ended December 31, 2015 and 2014 we had non-cash investing activities for capital expenditures of $41.1 million and $13.0 million, respectively. For the year ended December 31, 2013, we had a non-cash financing activity of $10.0 million in connection with the modification of certain fully-vested Management NCL Corporation Units from liability to equity award status. Upon the IPO this liability award was fully vested at the time of the settlement and was reclassified to equity in the balance sheet resulting in a non-cash financing activity. We refer you to Note—4 “The Acquisition of Prestige” for non-cash transactions in conjunction with the Acquisition of Prestige.

16.	Revisions to the Consolidated Statement of Cash Flows

During the three months ended September 30, 2015, we determined that for the three months ended March 31, 2015 and six months ended June 30, 2015, cash payments related to property and equipment were reported as a decrease in cash flows from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets when it should have been reported as a decrease in cash flows from investing activities related to additions to property and equipment. The Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and six months ended June 30, 2015 will be revised in future Form 10-Q filings, to increase cash from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets and increase investing cash outflow from additions to property and equipment by $14.6 million and 18.5 million, respectively. We have determined that the revision is not material to our consolidated financial statements individually and in the aggregate.

During the three months ended June 30, 2015, we determined that for the year ended December 31, 2014, non-cash transactions related to the financing of one of our ships was reported as cash used for additions to property and equipment and cash provided by proceeds from long-term debt. The Consolidated Statement of Cash Flows, for the year ended December 31, 2014, has been revised in this annual report on Form 10-K by decreasing cash used for additions to property and equipment and cash provided by proceeds from long-term debt by $82.0 million. We have determined that the revision is not material to our consolidated financial statements.

17.	Subsequent Event

In the first quarter of 2016, we executed a purchase and sale agreement for our interest in certain land-based operations in Hawaii. The amount of the transaction is considered immaterial to our consolidated financial statements.

18.	Quarterly Selected Financial Data (Unaudited) (in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Total revenue	$938,182	$664,028	$1,085,433	$765,927	$1,284,910	$907,017	$1,036,523	$788,908
Operating income	61,006	75,395	218,201	149,246	307,611	235,657	119,487	47,155
Net income (loss)	(20,023)	42,891	161,836	114,952	256,293	210,254	39,694	(28,992)

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically scheduled during non-peak demand periods.

