Form 10-Q
period 2016-06-30
NCL CORP Ltd.
filed 2016-08-09
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to________

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

There were 31,164,004 ordinary shares outstanding as of August 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Passenger ticket	$818,478	$787,991	$1,558,590	$1,458,474
Onboard and other	368,357	297,442	705,877	565,141
Total revenue	1,186,835	1,085,433	2,264,467	2,023,615
Cruise operating expense
Commissions, transportation and other	193,536	192,438	368,973	364,265
Onboard and other	75,790	67,885	139,755	126,530
Payroll and related	184,476	161,930	361,619	319,559
Fuel	80,607	91,581	162,279	178,955
Food	49,769	43,699	100,772	85,550
Other	121,722	98,746	236,983	205,120
Total cruise operating expense	705,900	656,279	1,370,381	1,279,979
Other operating expense
Marketing, general and administrative	148,569	106,346	328,159	259,846
Depreciation and amortization	104,610	104,607	205,905	204,583
Total other operating expense	253,179	210,953	534,064	464,429
Operating income	227,756	218,201	360,022	279,207
Non-operating income (expense)
Interest expense, net	(68,420)	(52,446)	(128,174)	(103,435)
Other expense	(10,753)	(3,717)	(7,948)	(33,856)
Total non-operating income (expense)	(79,173)	(56,163)	(136,122)	(137,291)
Net income before income taxes	148,583	162,038	223,900	141,916
Income tax expense	(484)	(202)	(828)	(103)
Net income	$148,099	$161,836	$223,072	$141,813

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$148,099	$161,836	$223,072	$141,813
Other comprehensive income:
Shipboard Retirement Plan	108	120	216	239
Cash flow hedges:
Net unrealized income (loss)	5,007	70,491	75,457	(33,274)
Amount realized and reclassified into earnings	23,781	26,564	58,331	48,450
Total other comprehensive income	28,896	97,175	134,004	15,415
Total comprehensive income	$176,995	$259,011	$357,076	$157,228

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$140,348	$113,183
Accounts receivable, net	60,177	44,996
Inventories	67,697	58,173
Prepaid expenses and other assets	165,340	121,259
Total current assets	433,562	337,611
Property and equipment, net	10,068,499	9,458,805
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	221,539	237,472
Total assets	$12,930,056	$12,240,344
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$581,804	$629,840
Accounts payable	46,463	51,352
Accrued expenses and other liabilities	570,124	637,743
Due to Affiliate	—	20,769
Due to NCLH	43,380	32,732
Advance ticket sales	1,390,137	1,023,973
Total current liabilities	2,631,908	2,396,409
Long-term debt	5,971,143	5,767,697
Other long-term liabilities	259,121	332,879
Total liabilities	8,862,172	8,496,985
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37	37
Additional paid-in capital	3,761,077	3,729,628
Accumulated other comprehensive income (loss)	(280,359)	(414,363)
Retained earnings	587,129	428,057
Total shareholders’ equity	4,067,884	3,743,359
Total liabilities and shareholders’ equity	$12,930,056	$12,240,344

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$223,072	$141,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	212,268	214,717
Loss on derivatives	2,866	27,475
Deferred income taxes, net	388	—
Gain on contingent consideration	—	(43,400)
Write-off of deferred financing fees	11,427	195
Provision for bad debts and inventory	1,115	—
Share-based compensation expense	31,449	14,166
Changes in operating assets and liabilities:
Accounts receivable, net	(16,146)	(4,369)
Inventories	(9,674)	(3,246)
Prepaid expenses and other assets	(25,674)	(9,297)
Accounts payable	(10,896)	(47,068)
Accrued expenses and other liabilities	(26,112)	16,728
Advance ticket sales	358,625	412,602
Net cash provided by operating activities	752,708	720,316
Cash flows from investing activities
Additions to property and equipment, net	(764,899)	(205,056)
Settlement of derivatives	(34,129)	—
Net cash used in investing activities	(799,028)	(205,056)
Cash flows from financing activities
Repayments of long-term debt	(2,386,427)	(791,403)
Repayments to Affiliate	(18,522)	(18,522)
Proceeds from long-term debt	2,564,116	340,060
Due to NCLH, net	10,648	46,179
Dividends	(64,000)	—
Deferred financing fees and other	(32,330)	(3,663)
Net cash provided by (used in) financing activities	73,485	(427,349)
Net increase in cash and cash equivalents	27,165	87,911
Cash and cash equivalents at beginning of period	113,183	82,862
Cash and cash equivalents at end of period	$140,348	$170,773

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2014	$37	$3,687,419	$(244,355)	$76,256	$3,519,357
Share-based compensation	—	14,166	—	—	14,166
Other comprehensive income, net	—	—	15,415	—	15,415
Net income	—	—	—	141,813	141,813
Balance, June 30, 2015	$37	$3,701,585	$(228,940)	$218,069	$3,690,751

Balance, December 31, 2015	$37	$3,729,628	$(414,363)	$428,057	$3,743,359
Share-based compensation	—	31,449	—	—	31,449
Dividends	—	—	—	(64,000)	(64,000)
Other comprehensive income, net	—	—	134,004	—	134,004
Net income	—	—	—	223,072	223,072
Balance, June 30, 2016	$37	$3,761,077	$(280,359)	$587,129	$4,067,884

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises) and (vii) “Affiliate” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates). References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Description of Business and Organization

NCLH is a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 24 ships with approximately 46,500 Berths including Sirena, previously under a Bareboat Charter, which joined our Oceania Cruises’ fleet in April 2016 and Seven Seas Explorer which was delivered in June 2016. We will introduce four additional ships to our fleet through 2020 including an Explorer Class Ship on order for delivery in the winter of 2020. Norwegian Joy is on order for delivery in the spring of 2017 and two additional Breakaway Plus Class Ships are on order for deliveries to the Norwegian fleet in the spring of 2018 and fall of 2019. These additions to our fleet will increase our total Berths to approximately 59,300.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in our most recently filed Annual Report on Form 10-K.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses on a pro-rata basis over the period of the voyage. Guest cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Certain of our product offerings are accounted for under the guidance included within multi-element arrangements and result in an allocation of the fair value between passenger ticket revenue and onboard and other revenue.

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $71.8 million and $62.4 million for the three months ended June 30, 2016 and 2015, respectively, and $134.3 million and $114.3 million for the six months ended June 30, 2016 and 2015, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other expense. We recognized gains of $3.9 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and a loss of $0.3 million and a gain of $5.7 million for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12 which addresses improvements to the guidance on revenue from contracts from customers regarding collectibility, noncash consideration, and completed contracts at transition. Additionally, it provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date of this guidance is upon adoption of ASU No. 2014-09. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 which is a rescission of Securities and Exchange Commission guidance related to the issuance of ASU No. 2014-09 which is presented below. The effective date of this guidance is upon adoption of ASU No. 2014-09. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, which does not change the core principle of the guidance in ASU No. 2014-09 but clarifies two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date of this guidance is upon adoption of ASU No. 2014-09. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 to improve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. We do not believe that the adoption of this guidance will be material to our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 to simplify the measurement of inventory for all entities. This applies to all inventory that is measured using either the first-in, first-out or average cost method. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

3.	Intangible Assets

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following table (in thousands, except amortization period):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(26,060)	$93,940	6.0
Licenses	3,368	(461)	2,907	5.6
Non-compete agreements	660	(165)	495	1.0
Total intangible assets subject to amortization	$124,028	$(26,686)	$97,342
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(15,527)	$104,473	6.0
Backlog	70,000	(70,000)	—	1.0
Licenses	3,368	(208)	3,160	5.6
Total intangible assets subject to amortization	$193,368	$(85,735)	$107,633
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$5,562	$20,992	$10,951	$39,222

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2017	$31,342
2018	26,058
2019	18,489
2020	9,906
2021	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(414,363)	$(405,945)		$(8,418)
Current period other comprehensive income before reclassifications	75,457	75,457		—
Amounts reclassified into earnings	58,547	58,331	(1)	216 (2)
Accumulated other comprehensive income (loss) at end of period	$(280,359)	$(272,157	)(3)	$(8,202)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $73.6 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(244,355)	$(234,835)	$(9,520)
Current period other comprehensive loss before reclassifications	(33,274)	(33,274)	—
Amounts reclassified into earnings	48,689	48,450 (1)	239 (2)
Accumulated other comprehensive income (loss) at end of period	$(228,940)	$(219,659)	$(9,281)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $609.7 million for the six months ended June 30, 2016 primarily due to the delivery of Seven Seas Explorer and the refurbishment of several ships.

6.	Long-Term Debt

In June 2016, NCLC and Voyager Vessel Company, LLC, indirect subsidiaries of NCLH, entered into a Second Amended and Restated Credit Agreement (the “Amended Senior Secured Credit Facility”) with a syndicate of banks which restates the Amended and Restated Credit Agreement, dated as of October 31, 2014 (the “Existing Senior Secured Credit Facility”). The Amended Senior Secured Credit Facility amends the Existing Senior Secured Credit Facility to, among other things, (i) (a) increase the aggregate amount of commitments under the Revolving Loan Facility from $625.0 million to $750.0 million (the “New Revolving Loan Facility”) and (b) increase the aggregate principal amount outstanding under the $1.38 billion term loan facility from $1.16 billion to $1.51 billion (the “New Term Loan A Facility”) and (ii) extend the maturity of the New Term Loan A Facility and the New Revolving Loan Facility to June 2021 (the “Extended Maturity Date”). The agreement incorporates a springing maturity date for the New Term Loan A Facility and the New Revolving Loan Facility such that both mature on (A) the earlier date that is 91 days prior to the final maturity date of NCLC’s $680.0 million aggregate principal amount of 5.25% senior unsecured notes due 2019 (the “5.25% Notes”) if on such date (x) the 5.25% Notes have not been repaid (or refinanced with indebtedness maturing after the Extended Maturity Date) by such date and (y) free liquidity does not exceed the aggregate principal amount of outstanding 5.25% Notes by at least $50.0 million and (B) the earlier date that is 91 days prior to the final maturity date of NCLC’s $600.0 million aggregate principal amount of 4.625% senior unsecured notes due 2020 (the “4.625% Notes”) if on such date (x) the 4.625% Notes have not been repaid (or refinanced with indebtedness maturing after the Extended Maturity Date) by such date and (y) free liquidity does not exceed the aggregate principal amount of outstanding 4.625% Notes by at least $50.0 million. NCLC used proceeds of approximately $1.59 billion from the New Term Loan A Facility and the New Revolving Loan Facility to prepay the entire outstanding principal amount of the Revolving Loan Facility, the $1.38 billion term loan facility and the $350.0 million term loan facility.

The New Term Loan A Facility and New Revolving Loan Facility bear interest at a rate per annum of (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate in effect on such day and (iii) the adjusted LIBOR rate plus 1%, in each case plus an applicable margin that is determined by reference to a total leverage ratio, with an applicable margin of between 2.25% and 1.50% with respect to Eurocurrency loans and between 1.25% and 0.50% with respect to base rate loans. The initial applicable margin for borrowings is 2.25% with respect to Eurocurrency borrowings and 1.25% with respect to base rate borrowings.

The New Term Loan A Facility will be paid in quarterly installments commencing in September 2016, in a principal amount equal to (a) in the case of installments payable on or prior to June 6, 2018, 1.25% of the loans outstanding immediately after the closing date under the New Term Loan A Facility and (b) in the case of installments payable after June 6, 2018, 2.50% of the loans outstanding immediately after the closing date under the New Term Loan A Facility, with the remaining unpaid principal amount of loans under the New Term Loan A Facility due and payable in full at maturity on June 6, 2021. Principal amounts outstanding under the New Revolving Loan Facility are due and payable in full at maturity on June 6, 2021, subject to earlier repayment pursuant to the springing maturity date described above.

In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total leverage ratio, with a maximum commitment fee of 40% of the applicable margin for Eurocurrency loans.

In June 2016, we took delivery of Seven Seas Explorer. To finance the payment due upon delivery, we had export financing in place for 80% of the contract price. The associated $373.6 million term loan bears interest at 3.43% with a maturity date of June 30, 2028. Principal and interest payments shall be paid semiannually.

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

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives and our New Revolving Loan Facility, is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$15,972	$—	$—	$—
	Other long-term assets	7,084	—	—	—
	Accrued expenses and other liabilities	—	—	82,672	128,740
	Other long-term liabilities	7,340	—	79,646	132,494
Fuel swaps not designated as hedging instruments
	Accrued expenses and other liabilities	—	—	1,801	—
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	6,135	—	3,414	—
	Other long-term assets	2,577	3,446	386	1,370
	Accrued expenses and other liabilities	731	—	13,514	8,737
	Other long-term liabilities	1,814	551	20,165	24,181
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	42,993
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	4,328	4,079
	Other long-term liabilities	—	—	3,973	3,395

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

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain assets and liabilities within counterparties when the rights of offset exist. We are not required to post cash collateral related to our derivative instruments.

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

June 30, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$31,768	$(3,800)	$27,968	$(2,715)	$25,253
Liabilities	206,099	(9,885)	196,214	(30,707)	165,507

December 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$3,446	$(1,370)	$2,076	$(2,043)	$33
Liabilities	344,619	(551)	344,068	(336,645)	7,423

Fuel Swaps

As of June 30, 2016, we had fuel swaps maturing through December 31, 2019 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.8 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain recognized in other comprehensive income – effective portion	$85,808	$34,133	$76,302	$31,332
Loss recognized in other expense – ineffective portion	(3,524)	(3,194)	(8,751)	(9,245)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	20,440	15,297	51,577	35,833

As of June 30, 2016, we had fuel swaps pertaining to approximately 22,000 metric tons which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss recognized in other expense	$(92)	$—	$(92)	$—
Amount reclassified from accumulated other comprehensive income (loss) into other expense	1,465	10,000	2,994	10,000

Fuel Collars

We had fuel collars that matured and were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	$—	$10	$—	$248

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$330	$330	$660	$660

Foreign Currency Forward Contracts

As of June 30, 2016, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts and forecasted Dry-dock payments denominated in euros. The notional amount of our foreign currency forward contracts was €2.3 billion, or $2.6 billion based on the euro/U.S. dollar exchange rate as of June 30, 2016.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) recognized in other comprehensive income – effective portion	$(79,900)	$36,928	$2,611	$(60,447)
Gain (loss) recognized in other expense – ineffective portion	(2)	8	9	(7)
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	656	(63)	1,301	(127)

We had foreign currency forward contracts that matured and were used to mitigate the volatility of foreign currency exchange rates related to financial instruments denominated in foreign currencies.

The effects on the consolidated financial statements of foreign currency forward contracts which were not designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) recognized in other expense	$(6,133)	$99	$(6,133)	$99

Foreign Currency Collars

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$(91)	$(91)	$(182)	$(182)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) recognized in other expense	$(3,313)	$9,350	$10,312	$(19,603)

Interest Rate Swaps

As of June 30, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $366.3 million.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss recognized in other comprehensive income – effective portion	$(901)	$(570)	$(3,456)	$(4,159)
Gain (loss) recognized in other expense – ineffective portion	—	(5)	3	(12)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	981	1,081	1,981	2,018

We had an interest rate swap that matured in January 2015, which was used to mitigate our exposure to interest rate movements and to manage our interest expense.

The effect on the consolidated financial statements of the interest rate swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss recognized in other expense	$—	$—	$—	$(2)

Long-Term Debt

As of June 30, 2016 and December 31, 2015, the fair value of our long-term debt, including the current portion, was $6.7 billion and $6.5 billion, respectively, which was $11.5 million higher and $6.6 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.	Employee Benefits and Compensation Plans

Share Option Awards

On March 1, 2016, NCLH granted 1.0 million share option awards to our employees at an exercise price of $50.31 with a contractual term of ten years. The share options vest equally over three years.

The following is a summary of option activity under NCLH’s share option plan for the six months ended June 30, 2016 (excludes the impact of 364,584 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price Per Share			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of December 31, 2015	7,702,071	432,752	208,333	$47.35	$19.00	$59.43	8.59	$104,864
Granted	1,060,000	52,083	—	50.13	59.43	—
Exercised	(89,534)	(51,857)	—	25.48	19.00	—
Forfeited and cancelled	(466,527)	—	—	49.10	—	—
Outstanding as of June 30, 2016	8,206,010	432,978	208,333	$47.85	$23.86	$59.43	8.31	$30,800

Restricted Ordinary Share Awards

The following is a summary of NCLH’s restricted ordinary share activity for the six months ended June 30, 2016:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2016	43,653	$5.87
Granted	—	—
Vested	(16,830)	5.85
Forfeited or expired	(352)	2.50
Non-vested and expected to vest as of June 30, 2016	26,471	$5.92

Restricted Share Unit Awards

On March 1, 2016, NCLH granted 1.2 million restricted share unit awards to our employees which vest equally over three years.

The following is a summary of restricted share unit activity for the six months ended June 30, 2016 (excludes the impact of 87,500 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2016	150,000	$59.43	—	$—	50,000	$59.43
Granted	1,246,990	50.41	12,500	50.00	—	—
Vested	(37,500)	59.43	(12,500)	50.00	—	—
Forfeited or expired	(50,000)	50.31	—	—	—	—
Non-vested and expected to vest as of June 30, 2016	1,309,490	$51.19	—	$—	50,000	$59.43

The share-based compensation expense for the six months ended June 30, 2016 was $31.4 million of which $27.7 million was recorded in marketing, general and administrative expense and $3.7 million was recorded in payroll and related expense.

9.	Commitments and Contingencies

Ship Construction Contracts

We have Norwegian Joy and two other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019, respectively. These ships will be amongst the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.9 billion based on the euro/U.S. dollar exchange rate as of June 30, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. In June 2016, we took delivery of Seven Seas Explorer. We have an additional Explorer Class Ship on order with Fincantieri shipyard with an original contract price of approximately €422.0 million, or approximately $468.7 million based on the euro/U.S. dollar exchange rate as of June 30, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The additional Explorer Class Ship is expected to be delivered in the winter of 2020.

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

Due to the Acquisition of Prestige, a number of employee positions were consolidated. As of June 30, 2016, we had an accrual balance of $1.9 million for restructuring costs for severance and other employee-related costs. The expense of $2.4 million for the six months ended June 30, 2016 is included in marketing, general and administrative expense.

The following table summarizes changes in the accrual for restructuring costs (in thousands):

Restructuring costs
Accrued expense balance as of December 31, 2015	$(4,144)
Amounts paid	4,610
Additional accrued expense	(2,404)
Accrued expense balance as of June 30, 2016	$(1,938)

11.	Supplemental Cash Flow Information

For the six months ended June 30, 2016, we had non-cash investing activities in connection with property and equipment of $32.0 million and for the six months ended June 30, 2015, we had non-cash investing activities in connection with capital leases of $27.6 million.

12.	Revision to the Consolidated Statement of Cash Flows

During the three months ended September 30, 2015, we determined that for the six months ended June 30, 2015, cash payments related to property and equipment were reported as a decrease in cash flows from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets when it should have been reported as a decrease in cash flows from investing activities related to additions to property and equipment. The consolidated statements of cash flows for the six months ended June 30, 2015 have been revised to increase cash from operating activities related to the change in accrued expenses and other liabilities and prepaid and other assets and increase investing cash outflows from additions to property and equipment by $18.5 million. We have determined that the revision is not material to our consolidated financial statements individually and in the aggregate.

13.	Subsequent Event

Amendment to Credit Agreement

NCLC, a subsidiary of NCLH, entered into a Supplemental Agreement, dated July 26, 2016, by and among NCLC, as guarantor, Breakaway Four, Ltd. (the “Borrower”), as borrower, NCL International Ltd., as shareholder, and KfW IPEX-Bank GmbH (“KfW”), as facility agent and lender (the “Credit Agreement Amendment”), which amends the Credit Agreement, dated as of October 12, 2012, by and among NCLC, as parent, the Borrower and KfW, as facility agent and lender (the “Existing Credit Agreement”). The Credit Agreement Amendment amends the Existing Credit Agreement to, among other things, increase the aggregate principal amount of commitments under the multi-draw term loan credit facility from €590.5 million to €729.9 million.

Except as provided in the Credit Agreement Amendment, all other provisions of the Existing Credit Agreement remain in full force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
•	the risks and increased costs associated with operating internationally;
•	an impairment of our tradenames or goodwill could adversely affect our financial condition and operating results;
•	our efforts to expand our business into new markets;
•	adverse events impacting the security of travel, such as terrorist acts, acts of piracy, armed conflict and threats thereof and other international events;
•	breaches in data security or other disturbances to our information technology and other networks;
•	the spread of epidemics and viral outbreaks;
•	adverse incidents involving cruise ships;
•	changes in fuel prices and/or other cruise operating costs;
•	our hedging strategies;
•	our inability to obtain adequate insurance coverage;
•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;
•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;
•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;
•	our ability to incur significantly more debt despite our substantial existing indebtedness;
•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
•	fluctuations in foreign currency exchange rates;
•	our inability to recruit or retain qualified personnel or the loss of key personnel;
•	future changes relating to how external distribution channels sell and market our cruises;
•	our reliance on third parties to provide hotel management services to certain ships and certain other services;
•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;
•	our ability to keep pace with developments in technology;
•	amendments to our collective bargaining agreements for crew members and other employee relation issues;
•	the continued availability of attractive port destinations;
•	pending or threatened litigation, investigations and enforcement actions;
•	changes involving the tax and environmental regulatory regimes in which we operate; and
•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K and “Item 1A. Risk Factors” in this report.

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

• Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.

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

• Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of foreign exchange fluctuations.

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

• Net Yield. Net Revenue per Capacity Day.

• New Revolving Loan Facility. $750.0 million senior secured revolving credit facility maturing on June 6, 2021, subject to an earlier springing maturity date as described in Note 6— “Long-Term Debt” in our Consolidated Financial Statements included herein. The New Revolving Loan Facility amended and restated the Revolving Loan Facility.

• Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

• Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

• Revolving Loan Facility. $625.0 million senior secured revolving credit facility which was to mature on May 24, 2018 was amended and restated in June 2016 (such amendment and restatement is referred to herein as the New Revolving Loan Facility).

• ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which excludes certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield and Adjusted Net Income may not be indicative of future adjustments or results. For example, for the three and six months ended June 30, 2016, we incurred an $11.4 million write-off of deferred financing fees due to the refinancing of certain credit facilities. We included the $11.4 million as an adjustment in the reconciliation of Adjusted Net Income since these amounts are not representative of our day-to-day operations and we have included other write-offs of deferred financing fees as adjustments in prior periods.

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

Quarterly Overview

•	Seven Seas Explorer was delivered in June 2016 to our Regent fleet. This ship is approximately 55,000 Gross Tons with 750 Berths.

•	Sirena, previously under a Bareboat Charter, joined our Oceania Cruises fleet in April 2016. This ship is approximately 30,000 Gross Tons with 684 Berths.

Three months ended June 30, 2016 (“2016”) compared to the three months ended June 30, 2015 (“2015”)

Total revenue increased 9.3% to $1.2 billion in 2016 compared to $1.1 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield was relatively unchanged. Net Revenue in 2016 increased 11.2% to $917.5 million from $825.1 million in 2015 due to an increase in Capacity Days of 9.4% and an increase in Net Yield of 1.7%. The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015 and Sirena joining our fleet in April 2016 slightly offset by the scheduled Dry-docks. The increase in Net Yield was primarily due to improved pricing.

We had net income of $148.1 million in 2016. Operating income was $227.8 million in 2016 compared to $218.2 million in 2015. We had Adjusted Net Income of $195.4 million in 2016, which includes $47.3 million of adjustments primarily consisting of expenses related to deferred financing fees, derivatives, non-cash compensation and certain other adjustments. Adjusted EBITDA improved 12.0% in 2016 compared to 2015. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Passenger ticket	69.0%	72.6%	68.8%	72.1%
Onboard and other	31.0%	27.4%	31.2%	27.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.3%	17.7%	16.3%	18.0%
Onboard and other	6.4%	6.3%	6.2%	6.3%
Payroll and related	15.5%	14.9%	16.0%	15.8%
Fuel	6.8%	8.5%	7.2%	8.9%
Food	4.2%	4.0%	4.4%	4.2%
Other	10.3%	9.1%	10.4%	10.1%
Total cruise operating expense	59.5%	60.5%	60.5%	63.3%
Other operating expense
Marketing, general and administrative	12.5%	9.8%	14.5%	12.8%
Depreciation and amortization	8.8%	9.6%	9.1%	10.1%
Total other operating expense	21.3%	19.4%	23.6%	22.9%
Operating income	19.2%	20.1%	15.9%	13.8%
Non-operating income (expense)
Interest expense, net	(5.8)%	(4.8)%	(5.7)%	(5.1)%
Other expense	(0.9)%	(0.4)%	(0.3)%	(1.7)%
Total non-operating income (expense)	(6.7)%	(5.2)%	(6.0)%	(6.8)%

Net income before income taxes	12.5%	14.9%	9.9%	7.0%
Income tax expense	—%	—%	—%	—%
Net income	12.5%	14.9%	9.9%	7.0%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Passengers carried	574,838	527,676	1,126,313	1,041,202
Passenger Cruise Days	4,237,020	3,948,773	8,522,314	7,716,888
Capacity Days	3,974,508	3,634,143	7,965,450	7,190,611
Occupancy Percentage	106.6%	108.7%	107.0%	107.3%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2016 Constant Currency	2015	2016	2016 Constant Currency	2015
Passenger ticket revenue	$818,478	$822,398	$787,991	$1,558,590	$1,575,030	$1,458,474
Onboard and other revenue	368,357	368,358	297,442	705,877	705,877	565,141
Total revenue	1,186,835	1,190,756	1,085,433	2,264,467	2,280,907	2,023,615
Less:
Commissions, transportation and other expense	193,536	194,383	192,438	368,973	373,288	364,265
Onboard and other expense	75,790	75,790	67,885	139,755	139,755	126,530
Net Revenue	917,509	920,583	825,110	1,755,739	1,767,864	1,532,820
Non-GAAP Adjustment:
Deferred revenue (1)	297	297	7,294	757	757	28,488
Adjusted Net Revenue	$917,806	$920,880	$832,404	$1,756,496	$1,768,621	$1,561,308
Capacity Days	3,974,508	3,974,508	3,634,143	7,965,450	7,965,450	7,190,611
Gross Yield	$298.61	$299.60	$298.68	$284.29	$286.35	$281.42
Net Yield	$230.85	$231.62	$227.04	$220.42	$221.94	$213.17
Adjusted Net Yield	$230.92	$231.70	$229.05	$220.51	$222.04	$217.13

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2016 Constant Currency	2015	2016	2016 Constant Currency	2015
Total cruise operating expense	$705,900	$707,178	$656,279	$1,370,381	$1,376,337	$1,279,979
Marketing, general and administrative expense	148,569	148,550	106,346	328,159	328,882	259,846
Gross Cruise Cost	854,469	855,728	762,625	1,698,540	1,705,219	1,539,825
Less:
Commissions, transportation and other expense	193,536	194,383	192,438	368,973	373,288	364,265
Onboard and other expense	75,790	75,790	67,885	139,755	139,755	126,530
Net Cruise Cost	585,143	585,555	502,302	1,189,812	1,192,176	1,049,030
Less: Fuel expense	80,607	80,607	91,581	162,279	162,279	178,955
Net Cruise Cost Excluding Fuel	504,536	504,948	410,721	1,027,533	1,029,897	870,075
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	792	792	1,029	1,583	1,583	2,482
Non-cash share-based compensation (2)	16,204	16,204	2,161	31,449	31,449	14,166
Secondary Equity Offerings’ expenses (3)	—	—	882	—	—	882
Severance payments and other fees (4)	869	869	3,289	2,899	2,899	13,676
Management NCL Corporation Units exchange expenses (5)	—	—	—	—	—	624
Acquisition of Prestige expenses (6)	1,273	1,273	10,891	2,514	2,514	11,291
Contingent consideration adjustment (7)	—	—	(34,300)	—	—	(43,400)
Adjusted Net Cruise Cost Excluding Fuel	$485,398	$485,810	$426,769	$989,088	$991,452	$870,354

Capacity Days	3,974,508	3,974,508	3,634,143	7,965,450	7,965,450	7,190,611
Gross Cruise Cost per Capacity Day	$214.99	$215.30	$209.85	$213.24	$214.08	$214.14
Net Cruise Cost per Capacity Day	$147.22	$147.33	$138.22	$149.37	$149.67	$145.89
Net Cruise Cost Excluding Fuel per Capacity Day	$126.94	$127.05	$113.02	$129.00	$129.30	$121.00
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$122.13	$122.23	$117.43	$124.17	$124.47	$121.04

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$148,099	$161,836	$223,072	$141,813
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	792	1,029	1,583	2,482
Non-cash share-based compensation (2)	16,204	2,334	31,449	14,339
Secondary Equity Offerings’ expenses (3)	—	882	—	882
Severance payments and other fees (4)	869	3,289	2,899	13,676
Management NCL Corporation Units exchange expenses (5)	—	—	—	624
Acquisition of Prestige expenses (6)	1,273	10,891	2,514	11,291
Deferred revenue (7)	297	7,294	757	28,488
Amortization of intangible assets (8)	5,267	20,913	10,535	39,059
Contingent consideration adjustment (9)	—	(34,300)	—	(43,400)
Derivative adjustment (10)	10,911	650	(1,185)	29,603
Deferred financing fees and other (11)	11,714	—	11,714	—
Adjusted Net Income	$195,426	$174,818	$283,338	$238,857

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(8)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Losses and net gains for the fair value adjustment of a foreign exchange collar which does not receive hedge accounting and losses due to the dedesignation of certain fuels swaps. These adjustments are included in other expense.

(11)	Primarily related to the write-off of deferred financing fees related to the refinancing of certain credit facilities, which is included in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$148,099	$161,836	$223,072	$141,813
Interest expense, net	68,420	52,446	128,174	103,435
Income tax expense	484	202	828	103
Depreciation and amortization expense	104,610	104,607	205,905	204,583
EBITDA	321,613	319,091	557,979	449,934
Other expense (1)	10,753	3,717	7,948	33,856
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	792	1,029	1,583	2,482
Non-cash share-based compensation (3)	16,204	2,161	31,449	14,166
Secondary Equity Offerings’ expenses (4)	—	882	—	882
Severance payments and other fees (5)	869	3,289	2,899	13,676
Management NCL Corporation Units exchange expenses (6)	—	—	—	624
Acquisition of Prestige expenses (7)	1,273	10,891	2,514	11,291
Deferred revenue (8)	297	7,294	757	28,488
Contingent consideration adjustment (9)	—	(34,300)	—	(43,400)
Adjusted EBITDA	$351,801	$314,054	$605,129	$511,999

(1)	Primarily consists of gains and losses, net for derivative contracts and forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in Net Revenue.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.

Three months ended June 30, 2016 (“2016”) compared to three months ended June 30, 2015 (“2015”)

Revenue

Total revenue increased 9.3% to $1.2 billion in 2016 compared to $1.1 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield was relatively unchanged. Net Revenue in 2016 increased 11.2% to $917.5 million from $825.1 million in 2015 due to an increase in Capacity Days of 9.4% and an increase in Net Yield of 1.7%.The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015 and Sirena joining our fleet in April 2016 slightly offset by the scheduled Dry-docks. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $7.3 million in 2015 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 2.0% and 1.2%, respectively, in 2016 compared to 2015.

Expense

Gross Cruise Cost increased 12.0% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expense. Total cruise operating expense increased 7.6% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in Dry-dock expenses. Total other operating expense increased 20.0% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses, which included an increase in share-based compensation expense of $11.8 million. The increase was also due to recognition of a $34.3 million contingent consideration adjustment related to the Acquisition of Prestige which resulted in a reduction to expense in 2015 but not in 2016. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $15.6 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 6.5% (6.6% on a Constant Currency basis) due to the increases in expenses discussed above partially offset by a decrease in fuel expense which was primarily due to a 15.9% decrease in the average fuel price to $469 per metric ton in 2016 from $558 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 4.0% (4.1% on a Constant Currency basis) primarily due to the increase in certain expenses discussed above. We refer you to the “Results of Operations” above for a reconciliation of Gross Cruise Cost to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net increased to $68.4 million in 2016 from $52.4 million in 2015 primarily due to an increase in average debt balances outstanding primarily associated with the delivery of Norwegian Escape in October 2015 and slightly higher interest rates due to an increase in LIBOR rates. The increase in interest expense, net also includes a write-off of $11.4 million of deferred financing fees related to the refinancing of certain of our credit facilities.

Other expense was $10.8 million in 2016 compared to $3.7 million in 2015. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and foreign exchange derivative hedge contracts partially offset by gains on foreign currency exchange. In 2015, the expense was primarily related to the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. The expense in 2015 was partially offset by income related to the fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2016, we had an income tax expense of $0.5 million compared to $0.2 million in 2015.

Six months ended June 30, 2016 (“2016”) compared to six months ended June 30, 2015 (“2015”)

Revenue

Total revenue increased 11.9% to $2.3 billion in 2016 compared to $2.0 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased slightly. Net Revenue in 2016 increased 14.5% to $1.8 billion from $1.5 billion in 2015 due to an increase in Capacity Days of 10.8% and an increase in Net Yield of 3.4%.The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015 slightly offset by the scheduled Dry-docks in 2016. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $28.5 million in 2015 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 4.1% and 2.3%, respectively, in 2016 compared to 2015.

Expense

Gross Cruise Cost increased 10.3% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expense. Total cruise operating expense increased 7.1% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in Dry-dock expenses. Total other operating expense increased 15.0% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses which included an increase in advertising expenses of $12.5 million and share-based compensation of $13.6 million. The increase was also due to recognition of a $43.4 million contingent consideration adjustment related to the Acquisition of Prestige which resulted in a reduction to expense in 2015 but not in 2016. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $28.5 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 2.4% (2.6% on a Constant Currency basis) due to the increases in expenses discussed above partially offset by a decrease in fuel expense which was primarily due to a 16.4% decrease in the average fuel price to $453 per metric ton in 2016 from $542 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.6% (2.8% on a Constant Currency basis) primarily due to the increase in certain expenses discussed above. We refer you to the “Results of Operations” above for a reconciliation of Gross Cruise Cost to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net increased to $128.2 million in 2016 from $103.4 million in 2015 primarily due to an increase in average debt balances outstanding primarily associated with the delivery of Norwegian Escape in October 2015 as well as higher interest rates due to an increase in LIBOR rates. The increase in interest expense, net also includes a write-off of $11.4 million of deferred financing fees related to the refinancing of certain of our credit facilities.

Other expense was an expense of $7.9 million in 2016 compared to an expense of $33.9 million in 2015. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and losses on foreign exchange partially offset by gains on foreign exchange derivative hedge contracts. In 2015, the expense was primarily related to the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was the expense related to the fair value adjustment for a foreign exchange collar which does not receive hedge accounting treatment.

In 2016, we had an income tax expense of $0.8 million compared to $0.1 million in 2015.

Liquidity and Capital Resources

General

As of June 30, 2016, our liquidity was $811.3 million consisting of $140.3 million in cash and cash equivalents and $671.0 million under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2016, we had a working capital deficit of $2.2 billion. This deficit included $1.4 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2016” refer to the six months ended June 30, 2016 and references to “2015” refer to the six months ended June 30, 2015.

Net cash provided by operating activities was $752.7 million in 2016 as compared to $720.3 million in 2015. The change in net cash provided by operating activities reflects net income in 2016 of $223.1 compared to a net income in 2015 of $141.8 million. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $799.0 million in 2016, primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $205.1 million in 2015, primarily related to payments for ship improvements, ships under construction and shoreside projects.

Net cash provided by financing activities was $73.5 million in 2016 primarily due to net proceeds of our New Revolving Loan Facility and other loan facilities partially offset by the issuance of a dividend for the repurchase of NCLH’s ordinary shares in 2016 and deferred financing fees and other in 2016. Net cash used in financing activities was $427.3 million in 2015 primarily due to net repayments of our Revolving Loan Facility and other loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of June 30, 2016, anticipated capital expenditures were $0.2 billion for the remainder of 2016 and $1.3 billion for each of the years ending December 31, 2017 and 2018, of which we have export credit financing in place for the expenditures related to ship construction contracts of $47.8 million for the remainder of 2016, $0.6 billion for 2017 and $0.7 billion for 2018. These future expected capital expenditures will significantly increase our depreciation and amortization expense.

We have Norwegian Joy and two other Breakaway Plus Class Ships on order with Meyer Werft shipyard for delivery in the spring of 2017, spring of 2018 and fall of 2019, respectively. These ships will be the largest in our fleet, reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.9 billion based on the euro/U.S. dollar exchange rate as of June 30, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. In June 2016, we took delivery of Seven Seas Explorer. We have an additional Explorer Class Ship on order with Fincantieri shipyard with an original contract price of approximately €422.0 million, or approximately $468.7 million based on the euro/U.S. dollar exchange rate as of June 30, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The additional Explorer Class Ship is expected to be delivered in the winter of 2020.

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

Capitalized interest for the three and six months ended June 30, 2016 was $8.9 million and $16.0 million, respectively, and for the three and six months ended June 30, 2015 was $7.4 million and $15.1 million, respectively, primarily associated with the construction of our Breakaway Plus Class Ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2016, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,681,472	$581,804	$1,098,874	$3,347,485	$1,653,309
Operating leases (2)	154,896	13,857	29,326	28,997	82,716
Ship construction contracts (3)	3,212,792	951,838	1,113,418	1,147,536	—
Port facilities (4)	280,723	43,177	67,001	53,843	116,702
Interest (5)	1,008,903	211,013	383,754	252,439	161,697
Other (6)	158,625	56,370	48,848	29,985	23,422
Total	$11,497,411	$1,858,059	$2,741,221	$4,860,285	$2,037,846

(1)	Includes premiums aggregating $0.6 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2016. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2016.
(6)	Future commitments for service and maintenance contracts and other Business Enhancement Capital Expenditures.

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

Funding Sources

Our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Our ships and substantially all other property and equipment are pledged as collateral for our debt. We believe we were in compliance with these covenants as of June 30, 2016.

The impact of changes in world economies and especially the global credit markets has created a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our New Revolving Loan Facility and our ability to issue debt securities or raise additional equity, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of June 30, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2016, 55% of our debt was fixed and 45% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2016 was $366.3 million. Based on our June 30, 2016 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $30.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2016, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €506.4 million, or $562.4 million based on the euro/U.S. dollar exchange rate as of June 30, 2016. We estimate that a 10% change in the euro as of June 30, 2016 would result in a $56.2 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.4% and 14.0% for the three months ended June 30, 2016 and 2015, respectively, and 11.8% and 14.0% for the six months ended June 30, 2016 and 2015, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2016, we had hedged approximately 88%, 82%, 55% and 50% of our remaining 2016, 2017, 2018 and 2019 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2016 fuel expense by $13.0 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $8.0 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors set forth below, there have been no material changes to our risk factors disclosed in our 2015 Annual Report on Form 10-K. The first risk factor below is an amended and restated version of a risk factor included in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K:

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

We have operations in and source passengers from the United Kingdom and other member countries of the European Union. On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union. The proposed withdrawal has resulted in increased volatility in the global financial markets and caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies, such as the euro, in which we do business. The proposed withdrawal could potentially adversely affect tax, legal and regulatory regimes to which our business in the region is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union. Further, uncertainty around these issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate making it more difficult to source passengers from these regions. These events could have a material adverse effect on our business, financial condition and results of operations.

An impairment of our tradenames or goodwill could adversely affect our financial condition and operating results.

We evaluate tradenames and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s tradename or goodwill. We will continue to monitor these intangible assets for potential impairment and perform interim testing of our tradenames or goodwill as necessary.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

10.1	Second Amended and Restated Credit Agreement, dated as of June 6, 2016, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2016 (File No. 001-35784))+

10.2	Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))#

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015;

(ii)	the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015;

(iii)	the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015;

(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan.

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

Dated: August 9, 2016

