Form 10-K
period 2016-12-31
NCL CORP Ltd.
filed 2017-02-27
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

At February 17, 2017, 31,164,004 ordinary shares were outstanding.

NCL Corporation Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our” and “us” refer to, prior to the consummation of NCLH’s IPO, NCL Corporation Ltd. and/or its subsidiaries and after NCLH’s IPO, Norwegian Cruise Line Holdings Ltd., or “NCLH” and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd. and/or its subsidiaries, (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors and “NCL America” or “NCLA” refers to our U.S.-flagged operations, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vii) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Holders” refers to one or more of AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., NCL Athene LLC, Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor—Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P., (viii) “TPG Global” refers to TPG Global, LLC, “TPG” refers to TPG Global and its affiliates and the “TPG Viking Funds” refers to one or more of TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., and TPG Viking AIV-III, L.P. and/or certain other affiliated investment funds, each an affiliate of TPG, (ix) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., its wholly-owned subsidiary (“Star NCLC”)), and (x) “Affiliate(s)” or “Sponsor(s)” refers to the Apollo Holders, Genting HK and/or the TPG Viking Funds. References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

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

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

•	Acquisition of Prestige. In November 2014, pursuant to the Merger Agreement, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.

•	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.

•	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.

•	Adjusted Net Income. Net income adjusted for supplemental adjustments.

•	Adjusted Net Revenue. Net Revenue adjusted for supplemental adjustments.

•	Adjusted Net Yield. Net Yield adjusted for supplemental adjustments.

•	Bareboat Charter. The hire of a ship for a specified period of time whereby no crew or provisions are provided by the Company.

•	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

•	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

•	Breakaway Plus Class Ships. The next generation of ships which are similar in design and innovation to Breakaway Class Ships.

•	Business Enhancement Capital Expenditures. Capital expenditures other than those related to new ship construction and ROI Capital Expenditures.

•	Capacity Days. Available Berths multiplied by the number of cruise days for the period.

•	CLIA. Cruise Lines International Association, Inc., a non-profit marketing and training organization formed in 1975 to promote cruising.

•	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period in order to eliminate the effects of foreign exchange fluctuations.

•	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.

•	EBITDA. Earnings before interest, taxes, and depreciation and amortization.

•	Explorer Class Ships. Regent’s Seven Seas Explorer and a second ship on order.

•	GAAP. Generally accepted accounting principles in the U.S.

•	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.

•	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton = 100 cubic feet or 2.831 cubic meters.

•	Gross Yield. Total revenue per Capacity Day.

•	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

•	IPO. The initial public offering of 27,058,824 ordinary shares, par value $.001 per share, of NCLH, which was consummated on January 24, 3013.

•	Management NCL Corporation Units. NCLC’s previously outstanding profits interests issued to management (or former management) of NCLC which were converted into units in NCLC. All Management NCL Corporation Units were exchanged for NCLH ordinary shares and restricted shares in the fourth quarter of 2014.

•	Merger Agreement. Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige, NCLH, Portland Merger Sub, Inc. and Apollo Management, L.P., as amended, for the Acquisition of Prestige.

•	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.

•	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.

•	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.

•	Net Yield. Net Revenue per Capacity Day.

•	New Revolving Loan Facility. $750.0 million senior secured revolving credit facility maturing on June 6, 2021, subject to an earlier springing maturity date as described in Note 7— “Long-Term Debt” in our consolidated financial statements included herein. The New Revolving Loan Facility amended and restated the Revolving Loan Facility.

•	Norwegian Sky Purchase Agreement. Memorandum of agreement, dated June 1, 2012, between Ample Avenue Limited, as seller, and Norwegian Sky, Ltd., as buyer, related to our purchase of Norwegian Sky.

•	Project Leonardo. The next generation of ships for our Norwegian brand.

•	O-Class ships. Oceania Cruises fleet consists of the O-Class ships, Marina and Riviera, with 1,250 Berths each.

•	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

•	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.

•	R-Class ship. Oceania Cruises fleet consists of the R-Class ships, Regatta, Insignia, Nautica, and Sirena with 684 Berths each.

•	Revolving Loan Facility. $625.0 million senior secured revolving credit facility which was to mature on May 24, 2018 and was amended and restated in June 2016 by the New Revolving Loan Facility.

•	ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

•	SEC. U.S. Securities and Exchange Commission.

•	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

•	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this annual report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including expected fleet additions, development plans, objectives relating to our activities and expected performance in new markets), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•	the risks and increased costs associated with operating internationally;

•	our expansion into and investments in new markets;

•	breaches in data security or other disturbances to our information technology and other networks;

•	the spread of epidemics and viral outbreaks;

•	adverse incidents involving cruise ships;

•	changes in fuel prices and/or other cruise operating costs;

•	an impairment of our tradenames or goodwill which could adversely affect our financial condition and operating results;

•	our hedging strategies;

•	our inability to obtain adequate insurance coverage;

•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;

•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	fluctuations in foreign currency exchange rates;

•	overcapacity in key markets or globally;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	future changes relating to how external distribution channels sell and market our cruises;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	our ability to keep pace with developments in technology;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	the continued availability of attractive port destinations;

•	pending or threatened litigation, investigations and enforcement actions;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors.”

The above examples are not exhaustive and new risks emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

PART I

Item 1. Business

History and Development of the Company

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 24 ships with approximately 46,500 Berths and plan to introduce eight additional ships through 2025 with an option to introduce two additional ships for delivery in 2026 and 2027.

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

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2016 have reduced their ownership to 29.4% of NCLH’s ordinary shares.

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

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 24 ships with approximately 46,500 Berths. We plan to introduce eight additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027. Norwegian Joy, a ship tailored for Chinese travelers, is on order for delivery in the spring of 2017. Norwegian Bliss and an additional Breakaway Plus Class Ship are on order for delivery in the spring of 2018 and fall of 2019. We have an Explorer Class Ship on order for delivery in the winter of 2020. Project Leonardo consists of four ships on order with expected delivery dates through 2025 with an option for two additional ships for delivery in 2026 and 2027, subject to certain conditions. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,100. Our brands offer itineraries to worldwide destinations including Europe, Asia, Australia, New Zealand, South America, Africa, Canada, Bermuda, Caribbean, Alaska and Hawaii. Norwegian’s U.S.-flagged ship, Pride of America, provides the industry’s only entirely inter-island itinerary in Hawaii.

All of our brands offer an assortment of features, amenities and activities, including a variety of accommodations, multiple dining venues, bars and lounges, spa, casino and retail shopping areas and numerous entertainment choices. All brands also offer a selection of shore excursions at each port of call as well as hotel packages for stays before or after a voyage.

Norwegian is an innovator in cruise travel with 14 ships that have been purpose-built to consistently deliver the “Freestyle Cruising” product, which offers freedom, flexibility and choice to our guests who prefer to dine when they want, with whomever they want and without having to dress formally. Certain ships in Norwegian’s fleet offer The Haven by Norwegian (“The Haven”), a luxurious, key-card access enclave that has spacious accommodations with suites as large as 1,345 square feet and offers a “ship within a ship” experience. The Haven includes two decks of suites, a private pool with multiple hot tubs and sundeck, a private fitness center and steam rooms, fine dining in a private restaurant, casual outdoor dining, 24-hour concierge service and personal butlers. The additional ships that we plan to add to our fleet as part of Project Leonardo will introduce additional innovative features that we believe will further elevate the guest experience. Norwegian Cruise Line has been named “North America’s Leading Cruise Line” for the first time, along with being honored as the “Caribbean’s Leading Cruise Line” for the fourth consecutive year and World’s Leading Large Ship Cruise Line for the fifth straight year at the 2016 World Travel Awards. In 2016, Norwegian also received awards for “Europe’s Leading Cruise Line” for the ninth consecutive year, “Europe’s Responsible Tourism Award” for the second consecutive year and the award for “World’s Best Cruise Spa” for the Mandara Spa® on board Norwegian Cruise Line.

Oceania Cruises offers the finest cuisine at sea and immersive destination experiences with destination-rich itineraries spanning the globe. Oceania Cruises operates a fleet of six mid-size ships, including two 1,250-Berth O-Class ships, and four 684-Berth R-Class ships. Oceania Cruises is ranked as one of the world’s best cruise lines by Condé Nast Traveler and Travel + Leisure. Oceania Cruises’ ships received “Best in Cuisine,” from Cruise Critic Cruisers’ Choice Awards in 2016 and 2015, “Best Public Rooms” and “Best Cabins” from Cruise Critic Cruisers’ Choice Awards in 2015,“Best Food” from Travel Weekly - Readers’ Choice Awards and “Best Dining” from 2016 Town & Country Cruise Awards.

Regent Seven Seas Cruises is an all-inclusive cruise line which provides all-suite accommodations, round-trip air transportation, highly personalized service, acclaimed cuisine, fine wines and spirits, Wi-Fi, sightseeing excursions in every port and other amenities included in the cruise fare. The brand operates four award-winning ships, totaling 2,640 Berths. In 2017, it received “Best Cruise Ship, Luxury” for Seven Seas Explorer, “Best Cruise Ship, Mid-Size” for Seven Seas Navigator and “Best Cruise Line, Luxury” from the TravAlliance Travvy Awards. In 2016, it received “Best New Luxury Ship” for Regent Seven Seas Explorer and “Best Cabins” for Regent Seven Seas Cruises from the Cruise Critic U.S. Editors’ Picks Awards. It also won the 2015 National Association of Career Travel Agents “Luxury Cruise Line Partner of the Year” award.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current itineraries, which are subject to change.

Ship(1)	Year Built	Primary Areas of Operation

Norwegian
Norwegian Escape	2015	Caribbean, Bahamas, Mexico
Norwegian Getaway	2014	Europe, Caribbean, Bahamas, Mexico
Norwegian Breakaway	2013	Bermuda, Caribbean, Bahamas
Norwegian Epic	2010	Europe, Caribbean, Bahamas. Mexico
Norwegian Gem	2007	Bahamas, Caribbean, Canada, New England
Norwegian Jade	2006	Europe, Caribbean, Panama Canal, Mexico, Canada, New England
Norwegian Pearl	2006	Alaska, Bahamas, Caribbean, Pacific Coastal, Panama Canal, Mexico
Norwegian Jewel	2005	Alaska, Caribbean, Pacific Coastal, Panama Canal, Mexico, South Pacific, Australia and New Zealand
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Bermuda, Caribbean, Canada, New England, Mexico
Norwegian Star	2001	Caribbean, Europe, Asia, Australia, New Zealand, Mexico, Panama Canal
Norwegian Sun	2001	Caribbean, Alaska, South America, Pacific Coastal, Mexico
Norwegian Sky	1999	Bahamas, Cuba
Norwegian Spirit	1998	Europe

Oceania Cruises
Oceania Riviera	2012	Caribbean, Europe
Oceania Marina	2011	South America, Panama Canal, Mexico, South Pacific, Europe, Cuba
Oceania Nautica	2000	Asia, Africa, Europe
Oceania Sirena (2)	1999	Caribbean, South America, Panama Canal, South Pacific, Australia, New Zealand, Europe, Bermuda
Oceania Regatta	1998	Caribbean, Panama Canal, South America, Alaska, Mexico, Bermuda, Australia, New Zealand
Oceania Insignia	1998	Europe, Caribbean, South America, Asia, South Pacific, Australia, New Zealand, Canada, New England, Bermuda

Regent
Seven Seas Explorer	2016	Caribbean, Europe, Mexico
Seven Seas Voyager	2003	Asia, Africa, Europe, South Pacific, Australia, New Zealand
Seven Seas Mariner	2001	Caribbean, South America, Panama Canal, Canada, New England, Alaska, Cuba
Seven Seas Navigator	1999	Caribbean, Panama Canal, Alaska, Canada, New England, Asia, Bermuda, Europe, South Pacific, Australia, New Zealand

(1)	The table above does not include the eight ships on order.
(2)	Sirena joined our fleet in 2016.

Our Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s accommodations include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies, and connecting accommodations to meet the needs of all types of cruisers. Norwegian’s suites range from two bedroom family suites to penthouses and owner suites, as well as three bedroom Garden Villas measuring up to 6,694 square feet. In addition, eight of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. Onboard Norwegian Epic and Breakaway Class Ships, The Haven also includes a private lounge and fine dining restaurant. Norwegian Escape, the newest and first of the Breakaway Plus Class Ships, offers the largest Haven complex to date with new outdoor fine dining providing expansive ocean views. The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships, the 684-Berth Regatta, Insignia and Nautica, and the 1,250-Berth Marina and Riviera, range from 160-square foot inside staterooms to opulent 2,030-square foot Owner’s Suites. Oceania Cruises added a fourth 684-Berth ship with Sirena being placed in service in the spring of 2016. The Regent fleet is comprised of four ships — Seven Seas Voyager and Seven Seas Mariner feature all-suite, all-balcony accommodations; Seven Seas Navigator has accommodations with a majority including balconies; and Seven Seas Explorer, delivered in the summer of 2016, features all-suite, all-balcony accommodations with sophisticated designer suites ranging from 300 to 4,443 square feet that are amongst the highest space-to-guest and crew-to-guest ratios in the industry.

High-Quality Service

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. We collaborate amongst the brands to provide an enhanced guest experience across all brands. Norwegian offers Freestyle Cruising with numerous dining venues. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service in a country club, casual setting.

Diverse Selection of Premium Itineraries

We have expanded our already broad range of premium itineraries. Our fleet has a worldwide deployment, offering one to 180-day itineraries, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We introduced a new destination, Harvest Caye, in November 2016. This destination in Southern Belize features Belize’s only cruise ship pier, expansive seven acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Strong Cash Flow

We believe our business model will generate a significant amount of cash flow with high revenue visibility. All three of our brands afford the ability to pre-sell tickets, receive customer deposits and sell onboard activities in advance with long lead times ahead of sailing. In terms of newbuild capital expenditures, the cash flow impact is mitigated by export credit financing for all newbuild ships expected to be delivered through 2025 to fund approximately 80% of the contract price of each ship.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Frank J. Del Rio is our President and Chief Executive Officer of NCLH. He has been successful in leading the integration of Norwegian, Oceania Cruises and Regent brands. Prior to this, he has been responsible for the financial and strategic development of Prestige. Mr. Del Rio founded Oceania Cruises in October 2002 and played a vital role in the development of Renaissance Cruises from 1993 to 2001. Andrew Stuart is our President and Chief Executive Officer of our Norwegian brand. Mr. Stuart joined Norwegian in 1988 and has held several Senior Management positions in Sales, Marketing and Passenger Services during his tenure before becoming President and Chief Executive Officer. Robert Binder is our Vice Chairman for the Oceania Cruises and Regent brands and President and Chief Executive Officer, Oceania Cruises brand and Jason M. Montague is our President and Chief Executive Officer for the Regent brand. Mr. Binder and Mr. Montague were instrumental in launching Oceania Cruises in 2002 and are widely regarded as its co-founders. Wendy Beck is our Executive Vice President and Chief Financial Officer. Ms. Beck has been with NCLH since 2010 and was instrumental in consummation of the IPO. For more on our senior management, see “Executive Officers” below.

Our Business Strategies

Driving Demand

We seek to attract vacationers to our products and services in several ways, including:

•	delivering an enhanced, value-added vacation experience to our guests relative to other vacation alternatives via our market-to-fill strategy;

•	creating diverse and unique itineraries in new and existing markets for our current and upcoming ships;

•	utilizing effective marketing and sales force initiatives; and

•	expanding internationally.

Our market-to-fill strategy, itinerary diversification, marketing and sales force initiatives and international expansion strategies contribute to driving increased revenues for our fleet.  Our market-to-fill strategy maintains pricing integrity by offering both the best price early in the booking cycle and value-added promotions when necessary to mitigate the need to compromise on price.

Diversification of deployment is achieved by our destination management team which reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of creating scarcity which, in turn, leads to higher pricing.

We also seek to increase demand through effective marketing campaigns across various channels such as branding campaigns on nationwide television or targeted mail campaigns aimed at supporting seasonal deployments. Our sales forces are also drivers of demand, particularly in terms of educating travel agents on our products and services in order for them to better sell to potential vacationers.

Lastly, our international expansion efforts are aimed at increasing brand awareness across the globe.  We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, China, Australia, Brazil, India, Japan and Singapore.  We are also growing our deployment footprint by positioning our upcoming ship, Norwegian Joy, to sail year round voyages from China in a product designed for Chinese guests.

Leveraging Scale to Suppress Costs

We continue to leverage the combined purchasing power of our three brands to reduce costs throughout the organization.  This initiative is bolstered by our Supply Chain and Logistics Management function which supports our three brands as well as our corporate and international offices.

Enhanced Product Offerings and Guest Experience

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes air transportation, shore excursions, hotel packages, specialty restaurants, premium spirits and fine wines, gratuities, wi-fi and other amenities.

Maximize Revenue

We focus on growing revenue through various initiatives aimed at increasing ticket prices and Occupancy Percentages as well as onboard spending to drive higher overall revenue. Our specific initiatives include:

Strategic Relationships. We have strategic relationships with travel agencies and tour operators who commit to purchasing a certain level of inventory with long lead times.

Meetings, Incentives and Charters. We maintain our focus on the meetings, incentives and charters channel, which typically books very far in advance and can represent a significant portion of the ship, or even an entire sailing, in one transaction.

Promotional Strategy. With our Norwegian brand, we utilize a more inclusive product offering on certain sailings and in certain cabin selections which provides guests a choice of one to five onboard amenities.

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

Optimization of Deployment. We manage our ships’ deployment to promote better breadth of itineraries and to offer sailings further in advance.

Disciplined Fleet Expansion

We have Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship on order for delivery in the spring of 2017, spring of 2018 and the fall of 2019, respectively. These ships will be the largest in our fleet, each reaching approximately 164,600 Gross Tons. With approximately 3,770 to 4,000 Berths each, they will be similar in design to our first Breakaway Plus Class Ship, Norwegian Escape, which was delivered in October 2015 and will include additional innovative features. We also have a contract to build a second Explorer Class Ship to be delivered in the winter of 2020. Project Leonardo consists of four ships on order with expected delivery dates through 2025 with an option for two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each 140,000 gross tons with approximately 3,300 Berths. We have obtained export credit financing for the ships to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we continually look for ways to deepen and expand our sales channels. We continue to invest in our brands by enhancing websites and passenger services departments through which travel agents and guests have the ability to book cruise vacations.

We focus on distribution through our three primary channels: “Retail/Travel Agent,” “International,” and “Meetings, Incentives and Charters.”

Retail/Travel Agent. The retail/travel agent channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of approximately 23,000 independent travel agencies including brick and mortar, internet-based and home-based operators located in North America, South America, Europe, Africa, Asia and Australia. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives. We have expanded sales force teams who work closely with our travel agency partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education creates a deeper understanding of all our offerings.

International. We continue to accelerate our international expansion efforts, building on initiatives rolled out in 2015 that focused on increasing our presence in the fast growing Asia Pacific region. We announced the re-deployment of Norwegian Star and later Norwegian Jewel to the Australasia region, along with the opening of our sales office in Sydney, Australia which services the growing demand from the Asia Pacific region for cruises across our three brands.

Our entry into the Chinese market includes a multi-pronged strategy to expand our presence in what we believe is positioned to become the world’s second largest cruise market. We began with the opening of sales and marketing offices in Shanghai, Beijing and Hong Kong that will serve dual purposes. These offices will look to source Chinese guests for international cruises across our three brands, which together combine to form a broad portfolio of voyages and itineraries to every corner of the globe that a Chinese cruiser would look to sail. These offices will support our travel partners to source locally for our China-dedicated venture, Norwegian Joy, being launched in the spring of 2017, which will be purpose-built for Chinese consumers. The ship will be designed to deliver a blend of the Norwegian brand’s offering of freedom and flexibility with amenities and features that will resonate with Chinese guests.

For information regarding risks associated with our international operations, see Part I Item 1A-Risk Factors in this annual report on Form 10-K, including the risk factor titled “Conducting business internationally may result in increased costs and risks.”

Meetings, Incentives and Charters. This channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. The acquisition of Sixthman in 2012, a company specializing in developing and delivering music-oriented charters, opened up a new market for travel partners enabling travel partners to sell high-quality music experiences at sea to guests.

Itineraries

We offer cruise itineraries ranging from one to 180-days calling on worldwide locations, including destinations in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal, and the Caribbean. We have developed, and are continuing to develop, innovative itineraries to position our ships in new and niche markets as well as in the mainstream markets throughout the Americas and Europe.

We believe that these destination-focused itineraries, complemented by a comprehensive shore excursion program (which is included in the all-inclusive fare for cruises on the Regent ships), differentiate our brands from many of our competitors. We call on varied destinations, many of which include overnight stays in port, allowing guests to have more in-depth experiences than would otherwise be possible in only a single day port call.

For some of our longer itineraries, we strive to maximize profitability by selling segments of the longer itineraries as shorter cruises (i.e., which last 7 to 20 days) in order to capture more time-constrained customers. We believe the deployment flexibility created by the use of longer itineraries translates off-peak seasons into more profitable portions of longer cruises.

We have bolstered our presence internationally by opening sales offices in Shanghai, Beijing, Hong Kong, Sydney, Singapore, Tokyo and Mumbai which will further increase sourcing from these source markets for all three brands.

In addition to expanding our international sourcing efforts, we are in the process of deploying our vessels to new destinations around the world. Norwegian Star and Norwegian Jewel will homeport year-round in the Asia Pacific region with itineraries that include many of the region’s ports.

Additionally, all three of our brands have received approval from the government of the Republic of Cuba to operate cruises to the island beginning in 2017. These historic sailings will begin in March 2017, and offer U.S. travelers the opportunity to visit the culturally and historically rich country on select Caribbean sailings that include calls in the historic city of Havana through December 2017.

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

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and some internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage for the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. Norwegian generates additional revenue on our ships from casino operations, food and beverage, shore excursions, gift shop purchases, spa services, photo services and other similar items. To maximize onboard revenue, Norwegian uses various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ offerings may include air transportation and certain other amenities. Regent’s offerings typically include air transportation, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, gratuities and unlimited shore excursions. Both Regent and Oceania Cruises generate additional revenue from casino operations, gift shop purchases, premium shore excursions and spa services.

Onboard and other revenue accounted for 30%, 28% and 30% of our consolidated revenue in 2016, 2015 and 2014, respectively.

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

Competition

Our primary competition includes operators such as Carnival Corporation & Carnival plc, which owns and operates Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn Cruise Line, among others, and Royal Caribbean Cruises Ltd., which owns and operates Royal Caribbean International, Celebrity Cruises and Azamara Club Cruises, among others, as well as other cruise lines such as Crystal Cruises, Silversea Cruises and Viking Ocean Cruises. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

Sales of cruises and onboard offerings are subject to consumer discretionary spending levels and may be influenced by geopolitical events and economic conditions generally.

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

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll and related (including our contract with a third party who provides certain crew services), fuel, food and beverage, advertising and marketing and travel agent services. Most of the supplies that we require are available from numerous sources at competitive prices. In addition, owing to the large quantities that we purchase, we can obtain favorable prices for many of our supplies. Our purchases are denominated primarily in U.S. dollars. Payment terms granted by the suppliers are generally customary terms for the cruise industry.

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

Trademarks

Under the Norwegian brand, we own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE,” “FEEL FREE,” “CRUISE LIKE A NORWEGIAN,” the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” In addition, we own registered trademarks relating to the “FREESTYLE” family of names, including, “FREESTYLE CRUISING,” “FREESTYLE DINING” and “FREESTYLE VACATION.” We believe that these trademarks are widely recognized throughout North America, Europe and other areas of the world and have considerable value.

Under the Oceania Cruises brand, we own a number of registered trademarks relating to, among other things, the names “OCEANIA CRUISES” and its logo, “REGATTA,” “INSIGNIA,” and “YOUR WORLD. YOUR WAY.”

Under the Regent brand, we own registered trademarks relating to, among other things, the names “SEVEN SEAS CRUISES,” those of our ships and “LUXURY GOES EXPLORING.” We also claim common law rights in trade names used in conjunction with our ships, incentive programs, customer loyalty program and specialty services rendered onboard our ships.

The Regent ships have been operating under the Regent brand since 2006. We entered into a trademark license agreement with Regent Hospitality Worldwide, Inc., which we amended in February 2011, granting us the right to use the “Regent” brand family of marks. The amended trademark license agreement allows Regent to use the Regent trade name, in conjunction with cruises, in perpetuity, subject to the terms and conditions in the agreement.

Regulatory Issues

Registration of Our Ships

Sixteen of the ships that we currently operate are registered in the Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Seven of our ships are registered in the Marshall Islands. Our ships registered in the Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to International laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements.

Environmental Protection

Our ships are subject to various international, national, state and local laws and regulations relating to environmental protection, including those that govern air emissions, waste discharge, water management and disposal, and use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from discharging certain materials, such as petrochemicals and plastics, into waterways, and we must adhere to various air quality-related requirements.

The International Maritime Organization’s convention entitled Prevention of Pollution from Ships (“MARPOL”) specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA, the North American ECA and the U.S. Caribbean Sea ECA are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. Other additional ECAs may also be established in the future, with areas around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico being considered.

The MARPOL global limit on fuel sulfur content, established by the IMO, when vessels are outside of ECAs will be reduced to 0.5% from the current 3.5% global limit beginning January 2020. The 0.5% global limit was reviewed to determine the availability of fuel oil to comply with this standard. This review took into account supply and demand in the global fuel oil market, an analysis of trends in fuel oil markets and other relevant issues. The result of the review, was to confirm the date of implementation as January 2020. The European Union Parliament and Council has set January 2020 as the final date for the 0.5% fuel sulfur limit to enter force prior to the IMO review.

Starting September 8, 2017, the MARPOL Ballast Water Management Convention (“The Convention”) will govern the discharge of ballast water from ships. Ballast water, which is seawater held onboard ships and used for stabilization, can contain a variety of marine species. The Convention is designed to regulate the treatment and discharge of ballast water to avoid the transfer of marine species to new, different, or potentially unsuitable environments.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited. Stricter discharge restrictions are currently in effect for new passenger ships whose construction began after January 1, 2016, and for existing passenger ships starting in 2018. The underlying requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time.

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is on inland waters, within three nautical miles of land, and in designated federally protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”), authorized by the Clean Water

Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping.

The U.S. Act to Prevent Pollution from Ships, which implements the MARPOL, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles of land and, in some cases, within the 200-nautical mile Exclusive Economic Zone (“EEZ”).

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

With regard to air emissions from seagoing ships, the European Commission’s (“EC”) strategy is to require the use of low sulfur (less than 0.1%) marine gas oil in EU ports. Passenger ships on regular service to EU ports are required to use fuels containing a maximum sulfur content of 1.5%.

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. Furthermore, NCL (Bahamas) Ltd. and NCL (America) LLC are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management System that is incorporated into the Company’s SMS.

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

Permits for Glacier Bay, Alaska

In connection with certain Alaska cruise operations, we rely on concession permits from the U.S. National Park Service to operate our ships in Glacier Bay National Park and Preserve. We currently hold a concession permit allowing for 22 calls per summer cruising season through September 30, 2019. However, there can be no assurance that such permit will be renewed when necessary or that regulations relating to the renewal of such permit will remain unchanged in the future.

Passenger Well-Being

In the U.S., we must meet the U.S. Public Health Service’s requirements, which include vessel ratings by inspectors from the Vessel Sanitation Program of the Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). We rate at the top of the range of CDC and FDA scores achieved by the major cruise lines. In addition, the cruise industry and the U.S. Public Health Service have agreed on regulations for food, water and hygiene, aimed at proactively protecting the health of travelers and preventing illness transmission to U.S. ports.

Security and Safety

The IMO has adopted safety standards as part of the SOLAS convention, which apply to all of our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure the safety and security of our guests and crew. All of our crew undergo regular safety training exercises that meet all international and national maritime regulations.

SOLAS requires that all cruise ships are certified as having safety procedures that comply with the requirements of the International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”). All of our ships are certified as to compliance with the ISM Code. Each such certificate is granted for a five-year period and is subject to periodic verification.

The SOLAS requirements are amended and extended by the IMO from time to time. For example, the International Port and Ship Facility Code (“ISPS Code”) was adopted by the IMO in December 2002 with the goal of strengthening maritime security by placing new requirements on governments, port authorities and shipping companies.

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

In addition to the requirements of the ISPS Code, the U.S. Congress enacted the Maritime Transportation Security Act of 2002 (“MTSA”) which implements a number of security measures at ports in the U.S. including measures that apply to ships registered outside the U.S. while docking at ports in the U.S. The U.S. Coast Guard has published MTSA regulations that require a security plan for every ship entering the territorial waters of the U.S., provide for identification requirements for ships entering such waters and establish various procedures for the identification of crew members on such ships. The Transportation Workers Identification Credential is a U.S. requirement for accessibility into and onto U.S. ports and U.S.-flagged ships.

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

Financial Requirements

The Federal Maritime Commission (“FMC”) requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2016, approximately British Pound Sterling 10.5 million was in place as a security guarantee. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

For the taxable years ended December 31, 2015 and 2016, NCLC was classified as a disregarded entity for U.S. federal income tax purposes. An entity that is treated as a disregarded entity for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability, as all of its activities are deemed to be that of its shareholder, NCLH. Therefore, NCLH is required to report all of NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability. For the taxable year ended December 31, 2014, NCLC was classified as a partnership for U.S. federal income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Instead, each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. In addition, as a partnership, eligibility for the exemption under Section 883 for our international shipping income was tested by reference to NCLH’s shareholders rather than to NCLC. Thus, NCLH had to meet the requirements of Section 883 in order for the exemption to apply to the shipping income allocated to NCLH. If NCLH had failed to qualify for the exemption under Section 883, 50% of NCLC’s gross shipping income allocated to NCLH attributable to transportation beginning or ending in the U.S. would be subject to either the “Net Tax Regime” or the “4% Tax Regime,” (as described below under “Taxation of International Shipping Income Where Section 883 of the Code is Inapplicable”). In 2014, under the terms of our amended and restated tax agreement, we were permitted to make tax distributions in respect of any such income to our shareholders, including NCLH.

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares are primarily and regularly traded on the NASDAQ Global Select Market, which is considered to be an established securities market in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

We believe and have taken the position that substantially all of NCLH’s income, including the income of its ship-owning subsidiaries, is properly categorized as shipping income, and that we do not have a material amount of non-qualifying income. It is possible, however, that the IRS interpretation of shipping income could differ from ours and that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which we will satisfy complex tests under Section 883. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause NCLH or its subsidiaries to lose the benefit of the exemption under Section 883. Further, any changes in our operations could significantly increase our exposure to taxation on shipping income, and we can give no assurances on this matter.

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

For U.S. federal income tax purposes, Regent and its non-U.S. subsidiaries are disregarded as entities separate from their immediate foreign parent (PCH) and Oceania Cruises is treated as a corporation. For 2015 and 2016, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above. For 2014, both Regent and Oceania Cruises relied on PCH’s ability to meet the requirements necessary to qualify for the benefits of Section 883. PCH is organized as a company in Panama, which grants an equivalent tax exemption to U.S. corporations, and is thus classified as a qualified foreign country for purposes of Section 883. PCH was classified as a CFC for the taxable year ended December 31, 2014, and we believe PCH met the ownership and substantiation requirements of the CFC test under the regulations for that year.

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

Employees

As of December 31, 2016, we employed approximately 3,000 full-time employees worldwide in our shoreside operations and approximately 27,000 shipboard employees. Regent and Oceania Cruises’ ships also utilize a third party to provide additional hotel and restaurant employees onboard. We refer you to “Risk Factors—Amendments to the collective bargaining agreements for crew members of our fleet and other employee relation issues may materially adversely affect our financial results” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Ports and Facilities

We own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We have also developed a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

•	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2022 from Boston and New York.
•	a contract with the New York City Economic Development Corporation pursuant to which we receive preferential berthing rights at the Manhattan Cruise Terminal.
•	contracts with the Port of New Orleans, the Port of Miami, Port Canaveral and the Port of Tampa pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the cities’ cruise ship terminals.
•	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2019.
•	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term with two options to extend the agreement for additional five year terms.
•	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term with an option to extend the agreement for an additional five years.
•	a 15-year lease agreement with the Port of Seattle where we have committed to a capital investment to develop the port for approximately $30 million and the port has committed to reimburse $15 million.

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 81%, 75 % and 73% for the years ended December 31, 2016, 2015 and 2014, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Revenues by destination were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
North America	$3,132,208	$2,743,007	$2,388,457
Europe	1,148,403	1,120,705	629,457
Asia-Pacific	196,978	198,131	41,261
Other	396,751	283,205	66,706
Total Revenues	$4,874,340	$4,345,048	$3,125,881

Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships. We have 16 ships with Bahamas registry with a carrying value of $7.1 billion and $7.2 billion as of December 31, 2016 and 2015, respectively. We have seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2016 and six ships with Marshall Island registry with a carrying value of $1.4 billion as of December 31, 2015. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2016 and 2015.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of February 17, 2017.

Name	Age	Position
Frank J. Del Rio	62	Director, President and Chief Executive Officer
Wendy A. Beck	52	Executive Vice President and Chief Financial Officer
Robert Binder	52	Vice Chairman Oceania Cruises and Regent, President and Chief Executive Officer, Oceania Cruises brand
Jason M. Montague	43	President and Chief Executive Officer, Regent brand
Andrew Stuart	53	President and Chief Executive Officer, Norwegian brand
T. Robin Lindsay	59	Executive Vice President, Vessel Operations
Harry Sommer	49	Executive Vice President, International Business Development
Faye L. Ashby	45	Senior Vice President and Chief Accounting Officer
Daniel S. Farkas	48	Senior Vice President, General Counsel and Assistant Secretary

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

Frank J. Del Rio has served as President and Chief Executive Officer of NCLH since January 2015 and became a director of NCLH in August 2015. Mr. Del Rio has been responsible for the successful integration of NCLH and Prestige and oversees the financial, operational and strategic performance of the Norwegian, Regent and Oceania Cruises brands. Mr. Del Rio founded Oceania Cruises in October 2002 and served as Chief Executive Officer of Prestige or its predecessor from October 2002 through September 2016. Mr. Del Rio was instrumental in the growth of Oceania Cruises and Regent. Prior to founding Oceania Cruises, Mr. Del Rio played a vital role in the development of Renaissance Cruises, serving as Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer from 1993 to April 2001. Mr. Del Rio holds a B.S. in Accounting from the University of Florida and is a Certified Public Accountant (inactive license).

Wendy A. Beck has served as the Executive Vice President and Chief Financial Officer of the Company since September 2010. Prior to joining us, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza, Inc. from May 2008 to August 2010. Prior to that she served as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from May 2004 through April 2008 and served as their Vice President and Chief Accounting Officer from August 2001 through April 2004. Ms. Beck was also employed at Checkers Drive-In Restaurants, Inc. from 1993 through July 2001, serving as their Vice President, Chief Financial Officer and Treasurer from 2000 through July 2001. Ms. Beck currently sits on the board of directors and chairs the audit committee for At Home Corporation (NYSE: HOME). Ms. Beck holds a B.S. in Accounting from the University of South Florida and is a Certified Public Accountant (inactive license).

Robert J. Binder has served as President and Chief Executive Officer of the Oceania Cruises brand since September 2016 and as Vice Chairman, Oceania Cruises and Regent since May 2015. He served as President of International Operations from February 2015 until May 2015. Prior to the Acquisition of Prestige in November 2014, Mr. Binder served as the Vice Chairman of Prestige since May 2011 and as President of Prestige since January 2008 where he oversaw the global expansion of the Prestige brands and was responsible for sales, marketing and branding efforts internationally. Mr. Binder is co-founder of Oceania Cruises and previously served as President of Oceania Cruises. Before launching Oceania Cruises, Mr. Binder was the President of Meadowoods Consulting, which provided consulting services to the financial and travel services industries. From 1992 to 2001 he held several executive posts in the cruise industry. Mr. Binder also held senior management positions at JP Morgan Chase, where he was a Strategic Planning Officer, and at Renaissance Cruises, where he was Vice President of Sales. Mr. Binder earned master’s degrees in both Finance and Marketing from Cornell University and did his undergraduate studies at Purdue University.

Jason M. Montague has served as President and Chief Executive Officer of the Regent brand since September 2016 and as President and Chief Operating Officer for the Regent and Oceania Cruises brands from December 2014 until September 2016. Prior to NCLH’s Acquisition of Prestige, Mr. Montague served as Chief Financial Officer and Executive Vice President of Prestige from September 2010 until November 2014. Mr. Montague worked on the integration of NCLH and Prestige as the Executive Vice President and Chief

Integration Officer of NCLH. He was instrumental in launching Oceania Cruises in 2002 and is widely regarded as one of its co-founders. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Mr. Montague has seen Oceania Cruises through the purchase of its initial R-class ships, the equity investment by Apollo Global Management, LLC, the acquisition of Regent, the financing and delivery of Oceania Cruises’ newbuilds, Marina and Riviera and the Acquisition of Prestige by NCLH. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a BBA in Accounting from the University of Miami.

Andrew Stuart has served as the President and Chief Executive Officer for the Norwegian brand since September 2016 and as President and Chief Operating Officer for the Norwegian brand from March 2015 until September 2016. He was previously our Executive Vice President, Global Sales and Passenger Services from November 2008 until March 2015. From April 2008 through September 2008, he held the position of Executive Vice President and Chief Product Officer. From September 2003 through March 2008, he served as Executive Vice President of Marketing, Sales and Passenger Services. Prior to that, he was our Senior Vice President of Passenger Services as well as Vice President of Sales Planning. He joined us in August 1988 in our London office holding various Sales and Marketing positions before relocating to our headquarters in Miami. Mr. Stuart earned a Bachelor of Science degree in Catering Administration from Bournemouth University, United Kingdom.

T. Robin Lindsay has served as Executive Vice President, Vessel Operations, for NCLH since January 2015. From November 2014 until January 2015, Mr. Lindsay served as Executive Vice President, Newbuild, for Prestige. Prior to the Acquisition of Prestige, he served as the Executive Vice President of Vessel Operations for Prestige from January 2008 until November 2014 and Senior Vice President of Hotel Operations from February 2003 until January 2008 and oversaw all marine, technical and hotel operations. Mr. Lindsay was instrumental in the extensive refurbishment and launch of Oceania Cruises’ Regatta, Insignia and Nautica and the development of the Marina and Riviera. Mr. Lindsay possesses a substantial amount of experience in the cruise industry and has overseen the design and construction of many of the industry’s most acclaimed cruise ships. Prior to joining Oceania Cruises in 2003, Mr. Lindsay was the Senior Vice President of Vessel Operations at Silversea Cruises and, prior to that, Vice President of Operations at Radisson Seven Seas Cruises. Mr. Lindsay earned his B.S. degree from Louisiana Tech University.

Harry Sommer has served as Executive Vice President, International Business Development for NCLH since May 2015. From February 2015 until May 2015, he served as Executive Vice President and Chief Integration Officer for NCLH. Mr. Sommer previously served as Senior Vice President and Chief Marketing Officer of Prestige from October 2013 until February 2015, Senior Vice President, Finance, and Chief Information Officer of Prestige from September 2011 until October 2013 and Senior Vice President, Accounting, Chief Accounting Officer and Controller of Prestige from August 2009 until August 2011. Prior to joining Prestige, Mr. Sommer was the co-founder and President of Luxury Cruise Center, a high-end travel agency and prior to that held various marketing and finance roles at Renaissance Cruises. Mr. Sommer holds an MBA from Pace University and a BBA from Baruch College.

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the Acquisition of Prestige and served in this position until February 2016. From January 2012 to November 2014, Ms. Ashby served as Controller for Prestige, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with Prestige, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining Prestige, Ms. Ashby was a Senior Manager at the international public accounting firm of Deloitte. She has a MBA and BBA with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida and New York.

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

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating us and our business. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward–Looking Statements.”

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

Terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events impacting the security of travel could adversely affect the demand for cruises.

The threat or possibility of future terrorist acts, an outbreak of hostilities or armed conflict abroad or the possibility or fear of such events, political unrest and instability, the issuance of travel advisories or elevated national threat warnings by national governments, an increase in the activity of pirates, and other geo-political uncertainties have had in the past and may again in the future have an adverse impact on the demand for cruises, and consequently, the pricing for cruises. Decreases in demand and reduced pricing in response to such decreased demand would adversely affect our business by reducing our profitability.

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

Our expansion into and investments in new markets may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets, such as Europe and Australia, as well as into emerging markets in the Asia Pacific region and to expand our itineraries into new markets, such as Cuba, and we are in the process of such expansion efforts. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

Breaches in data security or other disturbances to our information technology and other networks could impair our operations and have a material adverse impact on our business, financial condition and results of operations.

The integrity and reliability of our information technology systems and other networks are crucial to our business operations. Disruptions to these networks could impair our operations and have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters (e.g., hurricanes, earthquakes, tornadoes, fires, floods) or similar events, information systems failures, computer viruses, denial of service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. While we have and continue to invest in business continuity, disaster recovery, data restoration plans and data and information technology security, we cannot completely insulate ourselves from disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

We have also made significant investments in our information technology systems to optimize booking procedures, enhance the marketing power of our websites and control costs. Any unauthorized use of our information systems to gain access to sensitive information, corrupt data or create general disturbances in our operations systems could impair our ability to conduct business and damage our reputation. If our security systems were breached, we could be exposed to cyber-related risks and malware, and credit card and other sensitive data could be at risk. For example, in the processing of our guest transactions and as part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit card information. The security of the systems and network where we and our service providers store this data is a critical element of our business, and these systems and our network may be vulnerable to computer viruses, hackers and other security issues. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our information systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business. We are also subject to laws relating to privacy of personal data. The compromise of our information systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our guests, prospective guests or employees could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and materially adversely affect our business. Additionally, any material failure by us or our service providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit cards as a form of payment.

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

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel would increase the cost of our cruise ship operations. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability beyond our control. Despite any fuel hedges we are currently a party to, or may enter into in the future, increases in fuel prices or other cruise operating costs could have a material adverse effect on our business, financial condition and results of operations if we are unable to recover these increased costs through price increases charged to our guests.

An impairment of our tradenames or goodwill could adversely affect our financial condition and operating results.

We evaluate tradenames and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors, including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s tradename or goodwill, which could adversely impact our results of operations.

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

We also may be able to incur substantial additional indebtedness at any time in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, including refinancing our indebtedness, that may not be successful. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	incur or guarantee additional debt or issue certain preference shares;

•	pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of our subsidiaries, to pay dividends or make distributions to us or our ability to pay dividends or make distributions to NCLH;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	transfer or sell certain assets;

•	create liens on certain assets;

•	consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to, other companies;

•	enter into certain transactions with our affiliates;

•	pledge the capital stock of any guarantors of our indebtedness; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Overcapacity in key markets or globally could adversely affect our operating results.

We continue to expand our fleet through our newbuild program and may add up to ten additional ships to our fleet through 2027. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations.

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

Currently, we are a party to eight collective bargaining agreements. Three of these agreements are in effect through 2017 and four through 2018. The remaining one is set to expire in 2020. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies, including those aimed at reducing the threat of invasive species in ballast water, requiring the use of low-sulfur fuels, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases, and improving sewage and greywater-handling capabilities. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures which could adversely impact our operations as well as our competitors’ operations.

Among the laws impacting cruise ship operations are a 2006 ballot measure approved by Alaskan voters requiring that cruise ships meet Alaska Water Quality Standards (“WQS”). The law was relaxed in 2013, allowing ship operators to apply for mixing zones in discharge permits, an option that may ease compliance with certain WQS, and reducing the need to remove ammonia, copper, zinc, and nickel from wastewater. The International Labor Organization’s Maritime Labor Convention, 2006 went into force on August 20, 2013. The Convention regulates many aspects of maritime crew labor and impacts the worldwide sourcing of new crew members. MARPOL regulations have established special ECAs with stringent limitations on sulfur and nitrogen oxide emissions. Ships operating in designated ECAs (which include the Baltic Sea, the North Sea/English Channel, and many of the waters within 200 nautical miles of the U.S. and Canadian coasts including the Hawaiian Islands; waters surrounding Puerto Rico and the U.S. Virgin Islands have been included as of January 2014) are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels.

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

Our principal executive offices are located in Miami, Florida where we lease approximately 313,600 square feet of facilities. We also have a lease of approximately 77,500 square feet for Prestige’s former executive offices in Miami, Florida which we have subleased to a third party. We lease approximately (i) 24,300 square feet of office space in Sunrise, Florida for sales; (ii) 25,600 square feet of office space in Honolulu, Hawaii for administrative purposes; (iii) 10,300 square feet of office space in Southampton, England for sales and marketing in the U.K. and Ireland; (iv) 11,000 square feet of office space in Wiesbaden, Germany for sales and marketing in Europe; (v) 31,000 square feet of office space in Phoenix, Arizona for a call center; (vi) 17,600 square feet in Omaha, Nebraska for a call center; and (vii) 46,000 square feet of warehouse space in Tampa, Florida for entertainment theatrical production.

Additionally, we lease a number of international offices throughout Europe, Asia, South America and Australia to administer our brand operations globally. Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We developed a cruise destination in Belize, Harvest Caye, which was introduced in November 2016.

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

Holders

As of February 17, 2017, there is one record holder of NCLC’s ordinary shares, NCLH.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the years 2012 through 2016 and as of the end of each such year are derived from NCLC’s consolidated financial statements and should be read in conjunction with those financial statements and the related notes as well as with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of and for the year ended December 31, 2014 includes the financial results of Prestige commencing on November 19, 2014, the date the Acquisition of Prestige was consummated (we refer you to the Notes to The Consolidated Financial Statements Note—4 “The Acquisition of Prestige”).

	As of or for the Year Ended December 31,
(in thousands, except operating data)	2016	2015	2014	2013	2012
Statement of operations data:
Total revenue	$4,874,340	$4,345,048	$3,125,881	$2,570,294	$2,276,246
Operating income	$928,949	$706,305	$507,451	$398,777	$357,093
Net income	$643,723	$437,800	$339,105	$119,815	$168,556
Balance sheet data:
Total assets	$12,951,119	$12,240,344	$11,447,226	$6,547,402	$5,889,480
Property and equipment, net	$10,117,689	$9,458,805	$8,623,773	$5,647,570	$4,960,142
Long-term debt, including current portion	$6,398,687	$6,397,537	$6,080,023	$3,054,379	$2,936,406
Total shareholders’ equity	$4,487,673	$3,743,359	$3,519,357	$2,632,261	$2,018,784
Operating data:
Passengers carried	2,337,311	2,164,404	1,933,044	1,628,278	1,503,107
Passenger Cruise Days	17,588,707	16,027,743	13,634,200	11,400,906	10,332,914
Capacity Days	16,376,063	14,700,990	12,512,459	10,446,216	9,602,730
Occupancy Percentage	107.4%	109.0%	109.0%	109.1%	107.6%

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

We determine the useful life of our ships based primarily on our estimates of the average useful life of the ships’ major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider the impact of anticipated changes in the vacation market and technological conditions and historical useful lives of similarly-built ships. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2016 would have increased by $11.2 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $62.2 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill and tradenames we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the fair value of a reporting unit is less than its carrying value. In order to make this evaluation, we consider the following circumstances:

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

In the third quarter of 2016, based on the performance of the Oceania Cruises reporting unit, we performed an interim goodwill impairment evaluation consisting of a Step I Test. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian reporting unit and Step I Tests for the Regent Seven Seas and the Oceania Cruises reporting units. Based on those evaluations, we determined that there was no impairment of goodwill because the fair value of each reporting unit exceeded its carrying value. However, if the fair value of any reporting unit declines in future periods, its goodwill may become impaired at that time. As of December 31, 2016, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2016, our annual review consisting of the Step 0 and Step I Tests supports the carrying value of these assets.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Adjusted Net Revenue, Net Yield, Adjusted Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA, and Adjusted Net Income to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield and Adjusted Net Income may not be indicative of future adjustments or results. For example, for the year ended December 31, 2016, we incurred $28.0 million of amounts related to the extinguishment of debt and $11.2 million of deferred financing fees due to the refinancing of certain credit facilities. We included these as adjustments in the reconciliation of Adjusted Net Income since these amounts are not representative of our day-to-day operations and we have included similar adjustments in prior periods.

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

Summary of Significant 2016 Events

Sirena, previously under a Bareboat Charter, joined our Oceania Cruises fleet in April 2016. This ship is approximately 30,000 Gross Tons with approximately 684 Berths.

Seven Seas Explorer was delivered in June 2016 to our Regent fleet. This ship is approximately 55,000 Gross Tons with 750 Berths. We placed an order to build a second Explorer Class Ship for delivery in the winter of 2020.

We introduced a new destination, Harvest Caye, in November 2016. This destination in Southern Belize features Belize’s only cruise ship pier, expansive seven acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

NCLH repurchased approximately $50 million of NCLH’s outstanding ordinary shares under its previously authorized three-year, $500 million share repurchase program.

In February 2017, we announced that we plan to introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each 140,000 gross tons with approximately 3,300 Berths. The contract price for each of the four ships is approximately €800.0 million, subject to certain conditions, or $841.4 million based on the exchange rate as of December 31, 2016. We have obtained export credit financing for the four ships to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

Executive Overview

Total revenue increased 12.2% to $4.9 billion for the year ended December 31, 2016 compared to $4.3 billion for the year ended December 31, 2015. Net Revenue for the year ended December 31, 2016 increased 13.8% to $3.8 billion from $3.3 billion in the same period in 2015 with an improvement in Net Yield of 2.1% and an increase in Capacity Days of 11.4%.

Net income increased to $643.7 million for the year ended December 31, 2016 from $437.8 million for the year ended December 31, 2015. Operating income increased 31.5% to $928.9 million for the year ended December 31, 2016 from $706.3 million for the year ended December 31, 2015.

We had Adjusted Net Income of $786.3 million for the year ended December 31, 2016, which includes $142.5 million of adjustments primarily consisting of expenses related to non-cash compensation, write-offs of fees related to extinguishment of debt and refinancing of certain credit facilities and certain other adjustments. A 17.7% improvement in Adjusted EBITDA was achieved for the same period primarily due to the increase in net income and EBITDA. We refer you to our “Results of Operations” below for a calculation of Net Revenue, Net Yield, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenue	$4,874,340	$4,345,048	$3,125,881
Total cruise operating expense	$2,850,225	$2,655,449	$1,946,624
Operating income	$928,949	$706,305	$507,451
Net income	$643,723	$437,800	$339,105

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue
Passenger ticket	69.5%	72.0%	69.6%
Onboard and other	30.5%	28.0%	30.4%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.7%	17.6%	16.1%
Onboard and other	6.1%	6.3%	7.2%
Payroll and related	15.3%	15.3%	14.5%
Fuel	6.9%	8.3%	10.4%
Food	4.1%	4.1%	5.4%
Other	9.4%	9.5%	8.7%
Total cruise operating expense	58.5%	61.1%	62.3%
Other operating expense
Marketing, general and administrative	13.6%	12.7%	12.8%
Depreciation and amortization	8.9%	9.9%	8.7%
Total other operating expense	22.5%	22.6%	21.5%
Operating income	19.0%	16.3%	16.2%
Non-operating income (expense)
Interest expense, net	(5.7)%	(5.1)%	(4.9)%
Other income (expense), net	(0.1)%	(1.1)%	(0.3)%
Total non-operating income (expense)	(5.8)%	(6.2)%	(5.2)%
Net income before income taxes	13.2%	10.1%	11.0%
Income tax expense	—%	—%	(0.2)%
Net income	13.2%	10.1%	10.8%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2016	2015	2014
Passengers carried	2,337,311	2,164,404	1,933,044
Passenger Cruise Days	17,588,707	16,027,743	13,634,200
Capacity Days	16,376,063	14,700,990	12,512,459
Occupancy Percentage	107.4%	109.0%	109.0%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Year Ended December 31,
	2016	2016 Constant Currency	2015	2015 Constant Currency	2014
Passenger ticket revenue	$3,388,954	$3,420,959	$3,129,075	$3,203,661	$2,176,153
Onboard and other revenue	1,485,386	1,485,386	1,215,973	1,215,973	949,728
Total revenue	4,874,340	4,906,345	4,345,048	4,419,634	3,125,881
Less:
Commissions, transportation and other expense	813,559	821,608	765,298	783,891	503,722
Onboard and other expense	298,886	298,886	272,802	272,802	224,000
Net Revenue	3,761,895	3,785,851	3,306,948	3,362,941	2,398,159
Non-GAAP Adjustment:
Deferred revenue (1)	1,057	1,057	32,431	32,431	10,052
Adjusted Net Revenue	$3,762,952	$3,786,908	$3,339,379	$3,395,372	$2,408,211
Capacity Days	16,376,063	16,376,063	14,700,990	14,700,990	12,512,459
Gross Yield	$297.65	$299.60	$295.56	$300.64	$249.82
Net Yield	$229.72	$231.18	$224.95	$228.76	$191.66
Adjusted Net Yield	$229.78	$231.25	$227.15	$230.96	$192.47

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2016		2015
	2016	Constant Currency	2015	Constant Currency	2014
Total cruise operating expense	$2,850,225	$2,859,037	$2,655,449	$2,683,776	$1,946,624
Marketing, general and administrative expense	662,671	664,427	551,180	556,557	398,659
Gross Cruise Cost	3,512,896	3,523,464	3,206,629	3,240,333	2,345,283
Less:
Commissions, transportation and other expense	813,559	821,608	765,298	783,891	503,722
Onboard and other expense	298,886	298,886	272,802	272,802	224,000
Net Cruise Cost	2,400,451	2,402,970	2,168,529	2,183,640	1,617,561
Less: Fuel expense	335,174	335,174	358,650	358,650	326,231
Net Cruise Cost Excluding Fuel	2,065,277	2,067,796	1,809,879	1,824,990	1,291,330
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,167	3,167	10,154	10,154	7,693
Non-cash share-based compensation (2)	66,414	66,414	42,185	42,185	20,627
Secondary Equity Offerings’ expenses (3)	—	—	792	792	351
Severance payments and other fees (4)	8,223	8,223	17,580	17,580	—
Management NCL Corporation Units exchange expenses (5)	—	—	624	624	—
Acquisition of Prestige expenses (6)	5,758	5,758	27,170	27,170	57,513
Contingent consideration adjustment (7)	—	—	(43,400)	(43,400)	—
Contract renegotiation and termination expenses (8)	1,000	1,000	3,319	3,319	—
Other (9)	217	217	—	—	3,804
Adjusted Net Cruise Cost Excluding Fuel	$1,980,498	$1,983,017	$1,751,455	$1,766,566	$1,201,342
Capacity Days	16,376,063	16,376,063	14,700,990	14,700,990	12,512,459
Gross Cruise Cost per Capacity Day	$214.51	$215.16	$218.12	$220.42	$187.44
Net Cruise Cost per Capacity Day	$146.58	$146.74	$147.51	$148.54	$129.28
Net Cruise Cost Excluding Fuel per Capacity Day	$126.12	$126.27	$123.11	$124.14	$103.20
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$120.94	121.09	$119.14	$120.17	$96.01

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(6)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(7)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(8)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense and marketing, general and administrative expense.
(9)	The year ended December 31, 2016 includes legal expenses related to the extinguishment of senior unsecured notes and the year ended December 31, 2014 includes expenses primarily related to the tax restructuring and costs related to the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	643,723	437,800	339,105
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,167	10,154	7,693
Non-cash share-based compensation (2)	66,414	42,358	20,627
Secondary Equity Offerings’ expenses (3)	—	792	351
Taxes (4)	(3,594)	—	10,551
Severance payments and other fees (5)	8,223	17,580	—
Management NCL Corporation Units exchange expenses (6)	—	624	—
Acquisition of Prestige expenses (7)	5,758	27,170	57,513
Deferred revenue (8)	1,057	32,431	13,004
Amortization of intangible assets (9)	21,069	72,917	12,600
Contingent consideration adjustment (10)	—	(43,400)	—
Loss on extinguishment of debt (11)	27,962	12,624	—
Derivative adjustment (12)	(1,185)	40,971	—
Contract renegotiation and termination expenses (13)	2,502	6,848	—
Information technology write-off (14)	—	12,988	—
Deferred financing fees and other (15)	11,156	—	15,397
Other (16)	—	—	3,804
Adjusted Net Income	$786,252	$671,857	$480,645

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(4)	The year ended December 31, 2016 includes an adjustment due to a release of a valuation allowance and the year ended December 31, 2014 includes an adjustment due to the change in our corporate entity structure. Both amounts are included in income tax benefit (expense).
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(9)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(10)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(11)	Loss on extinguishment of senior unsecured notes, which is included in interest expense, net, and legal expenses related to the extinguishment which are included in marketing, general and administrative expense.
(12)	Losses and net gains for the fair value adjustment of a foreign exchange collar which did not receive hedge accounting treatment and losses due to the dedesignation of certain fuel swaps. These adjustments are included in other income (expense), net.
(13)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(14)	Expenses related to the write-off of certain information technology items, which are included in depreciation and amortization expense.
(15)	Expenses related to the write-off of deferred financing fees and other fees related to the refinancing of certain credit facilities, which is included in interest expense, net. The year ended December 31, 2016 also includes a tax benefit adjustment.
(16)	Expenses primarily related with the tax restructuring and costs related to the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$643,723	$437,800	$339,105
Interest expense, net	276,859	221,859	151,754
Income tax expense (benefit)	65	(22)	5,739
Depreciation and amortization expense	432,495	432,114	273,147
EBITDA	1,353,142	1,091,751	769,745
Other (income) expense (1)	8,302	46,668	10,853
Non-cash deferred compensation (2)	3,167	10,154	7,693
Non-cash share-based compensation (3)	66,414	42,185	20,627
Secondary Equity Offerings’ expenses (4)	—	792	351
Severance payments and other fees (5)	8,223	17,580	—
Management NCL Corporation Units exchange expenses (6)	—	624	—
Acquisition of Prestige expenses (7)	5,758	27,170	57,513
Deferred revenue (8)	1,057	32,431	10,052
Contingent consideration adjustment (9)	—	(43,400)	—
Contract renegotiation and termination expenses (10)	1,000	3,319	—
Other (11)	217	—	3,804
Adjusted EBITDA	$1,447,280	$1,229,274	$880,638

(1)	Primarily consists of gains and losses, net for derivative contracts and forward currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the Secondary Equity Offerings, which are included in marketing, general and administrative expense.
(5)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(6)	Expenses related to the exchange of Management NCL Corporation Units for ordinary shares, which are included in marketing, general and administrative expense.
(7)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(8)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(9)	Contingent consideration fair value adjustment related to the Acquisition of Prestige, which is included in marketing, general and administrative expense.
(10)	Contract renegotiation and termination expenses, net related to the Acquisition of Prestige, which are included in other cruise operating expense and marketing, general and administrative expense.
(11)	The year ended December 31, 2016 includes legal expenses related to the extinguishment of senior unsecured notes and the year ended December 31, 2014 includes expenses primarily related to the tax restructuring and costs related to the settlement of a 2007 breach of contract claim, which are included in marketing, general and administrative expense.

Year Ended December 31, 2016 (“2016”) Compared to Year Ended December 31, 2015 (“2015”)

Revenue

Total revenue increased 12.2% to $4.9 billion in 2016 compared to $4.3 billion in 2015 primarily due to an increase in Capacity Days and improved pricing. Gross Yield increased 0.7%. Net Revenue in 2016 increased 13.8% to $3.8 billion from $3.3 billion in 2015 due to an increase in Capacity Days of 11.4% and an increase in Net Yield of 2.1%. The increase in Capacity Days was primarily due to the delivery of Norwegian Escape in October 2015, Sirena joining our fleet in April 2016 and the delivery of Seven Seas Explorer in June 2016. The increase in Net Yield was primarily due to improved pricing. Adjusted Net Revenue includes a deferred revenue fair value adjustment of $32.4 million in 2015 related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 2.8% and 1.8%, respectively, in 2016 compared to 2015.

Expense

Gross Cruise Cost increased 9.6% in 2016 compared to 2015 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 7.3% in 2016 compared to 2015 primarily due to the increase in Capacity Days as discussed above and an increase in marketing, general and administrative expenses. Total other operating expense increased 11.4% in 2016 compared to 2015 primarily due to an increase in marketing, general and administrative expenses which included an increase in marketing expenses of $38.3 million and share-based compensation of $16.4 million. The increase was also due to income of $43.4 million related to a contingent consideration adjustment on the Acquisition of Prestige in 2015 which did not occur in 2016. Depreciation and amortization expense was relatively unchanged as the increase due to the addition of Norwegian Escape and ship improvement projects in 2016 was offset by the recognition in 2015 of an incremental $51.6 million of amortization of intangible assets due to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost decreased slightly on an actual and a Constant Currency basis, due to a decrease in fuel expense partially offset by the increases in expenses discussed above. The average fuel price decreased 13.5% to $466 per metric ton in 2016 from $539 per metric ton in 2015. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 1.5% primarily due to the expenses discussed above (1.6% on a Constant Currency basis). We refer you to the “Results of Operations” above for a reconciliation of Gross Cruise Cost to Adjusted Net Cruise Cost Excluding Fuel.

Interest expense, net increased to $276.9 million in 2016 from $221.9 million in 2015 primarily due to an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments as well as from higher interest rates due to an increase in LIBOR. Additionally, in connection with refinancings of our senior notes and certain of our credit facilities, interest expense, net included losses on extinguishment of debt and debt modification costs of $39.2 million in 2016 and losses on extinguishment of debt of $12.6 million in 2015.

Other income (expense), net was an expense of $8.3 million in 2016 compared to an expense of $46.7 million in 2015. In 2016, the expense was primarily related to $16.1 million of unrealized and realized losses on fuel swap derivative hedge contracts partially offset by $4.5 million of gains on foreign currency exchange and $3.9 million of gains on foreign currency exchange derivative hedge contracts. In 2015, the expense was primarily related to $30.7 million of losses from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was an expense of $26.2 million related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment partially offset by $11.0 million of foreign currency transaction gains.

In 2016, we had an income tax expense of $65 thousand compared to an income tax benefit of $22 thousand in 2015.

Year Ended December 31, 2015 (“2015”) Compared to Year Ended December 31, 2014 (“2014”)

Revenue

Total revenue increased 39.0% to $4.3 billion in 2015 compared to $3.1 billion in 2014. Gross Yield increased 18.3%. Net Revenue increased 37.9% in 2015, primarily due to an increase in Capacity Days of 17.5% and Net Yield of 17.4%. The increase in Capacity Days was primarily due to the Acquisition of Prestige, the delivery of Norwegian Escape and the operation of Norwegian Getaway for the full year of 2015. The increase in Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue for 2015 includes a deferred revenue fair value adjustment of $32.4 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 19.4% and 20.0%, respectively, in 2015 compared to 2014.

Expense

Gross Cruise Cost increased 36.7% in 2015 compared to 2014 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 36.4% in 2015 compared to 2014 primarily due to the increase in Capacity Days as discussed above. Total other operating expense increased 46.4% in 2015 compared to 2014 primarily due to an increase in marketing, general and administrative expenses primarily related to the Acquisition of Prestige including certain restructuring and severance costs, as well as amortization expense related to the Prestige intangible assets and depreciation expense related to the Prestige ships. These increases were partially offset by the $43.4 million fair value adjustment for the contingent consideration related to the Acquisition of Prestige. On a Capacity Day basis, Net Cruise Cost increased 14.1% (14.9% on a Constant Currency basis) due to an increase in marketing, general and administrative expenses as discussed above and certain crew related expenses, partially offset by a decrease in fuel expense which was primarily the result of a 13.8% decrease in the average fuel price to $539 per metric ton in 2015 from $625 per metric ton in 2014. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 24.1% (25.2% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net increased to $221.9 million in 2015 from $151.8 million in 2014 primarily due to an increase in average debt outstanding in connection with the Acquisition of Prestige. Other income (expense), net was an expense of $46.7 million in 2015 compared to an expense of $10.9 million in 2014. This increase was primarily related to an expense of $30.7 million from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was an expense of $26.2 million related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment partially offset by $11.0 million of foreign currency transaction gains.

In 2015 we had an income tax benefit of $22 thousand compared to an income tax expense of $5.7 million for 2014.

Liquidity and Capital Resources

General

As of December 31, 2016, our liquidity was $747.0 million consisting of $126.0 million in cash and cash equivalents and $621.0 million available under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of December 31, 2016, we had a working capital deficit of $1.9 billion. This deficit included $1.2 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to 2016 refer to the year ended December 31, 2016, references to 2015 refer to the year ended December 31, 2015 and references to 2014 refer to the year ended December 31, 2014.

Net cash provided by operating activities was $1.3 billion in 2016 compared to $1.1 billion in 2015 and $645.1 million in 2014. The change in net cash provided by operating activities in 2016 reflects net income of $643.7 million, as well as timing differences in cash receipts and payments relating to operating assets and liabilities and advance ticket sales of $135.0 million. The change in net cash provided by operating activities in 2015 reflects net income of $437.8 million compared to net income of $339.1 million in 2014, as well as timing differences in cash receipts and payments relating to operating assets and liabilities and advance ticket sales of $218.3 million in 2015 compared to $(23.9) million in 2014.

Net cash used in investing activities was $1.1 billion in 2016, primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects. Net cash used in investing activities was $1.2 billion in 2015, primarily related to payments for our newbuild ships, the delivery of Norwegian Escape, ship improvements and shoreside projects. Net cash used in investing activities was $1.8 billion in 2014, primarily due to payments related to the Acquisition of Prestige, the delivery of Norwegian Getaway, and our Breakaway Plus Class Ships and other ship improvements and shoreside projects.

Net cash used in financing activities was $110.1 million in 2016, primarily from the repayments of our 5.25% senior unsecured notes, net repayments of our New Revolving Loan Facility, and other loan facilities and deferred financing fees and other partially offset by issuance of our $700.0 million 4.750% senior unsecured notes. Net cash provided by financing activities was $182.3 million in 2015, primarily from the issuance of our $600.0 million 4.625% senior unsecured notes, borrowings related to our Revolving Loan Facility and our Breakaway three loan facility for the delivery of Norwegian Escape, partially offset by redemption of our $300.0 million

5.00% senior unsecured notes due 2018 and repayments on our Revolving Loan Facility and other loan facilities. Net cash provided by financing activities was $1.2 billion in 2014, primarily due to borrowings of an incremental $700.0 million under our $1.4 billion term loan facility, our $350.0 million senior secured term loan facility and borrowings under the Breakaway two loan and credit facilities related to our Breakaway Plus Class Ships partially offset by repayments of our Revolving Loan Facility and other borrowings. In November 2014, we also issued the $680.0 million 5.25% senior unsecured notes which have been redeemed.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of December 31, 2016, anticipated capital expenditures were $1.3 billion for each of the years ending December 31, 2017 and 2018 and $1.2 billion for 2019. We have export credit financing in place for the expenditures related to ship construction contracts of $0.8 billion for 2017, $0.7 billion for 2018 and $0.6 billion for 2019. These future expected capital expenditures will significantly increase our depreciation and amortization expense.

We have Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship on order for delivery in the spring of 2017, spring of 2018 and the fall of 2019, respectively. These ships will be amongst the largest in our fleet, each reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We have an Explorer Class Ship on order with an original contract price of approximately €422.0 million, or approximately $443.8 million based on the euro/U.S. dollar exchange rate as of December 31, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The Explorer Class Ship is expected to be delivered in the winter of 2020.

In February 2017, we announced that we plan to introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each 140,000 gross tons with approximately 3,300 Berths. The contract price for each of the four ships is approximately €800.0 million, subject to certain conditions, or $841.4 million based on the exchange rate as of December 31, 2016. We have obtained export credit financing for the four ships to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

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

Capitalized interest for the years ended December 31, 2016, 2015 and 2014 was $33.7 million, $31.9 million and $22.0 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2016, our contractual obligations, with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$6,514,604	$560,193	$1,116,533	$3,347,556	$1,490,322
Operating leases(2)	151,591	15,759	30,704	28,849	76,279
Ship construction contracts(3)	3,153,995	976,005	1,851,279	326,711	—
Port facilities(4)	286,993	54,301	66,479	61,198	105,015
Interest(5)	1,009,071	213,455	382,079	270,373	143,164
Other(6)	190,646	58,150	70,011	39,029	23,456
Total	$11,306,900	$1,877,863	$3,517,085	$4,073,716	$1,838,236

(1)	Includes premiums aggregating $0.5 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2016. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of December 31, 2016.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

The table above does not include the ships on order after December 31, 2016 as part of Project Leonardo.

The table above does not include $1.6 million of unrecognized tax benefits (we refer you to the Notes to the Consolidated Financial Statements Note—11 “Income Tax”).

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2016.

The impact of changes in world economies and especially the global credit markets can create a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

General

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. The financial impacts of these derivative instruments are primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the notional, term and conditions of the derivatives with the underlying risk being hedged. We do not hold or issue derivatives for trading or other speculative purposes. Derivative positions are monitored using techniques including market valuations and sensitivity analyses.

Interest Rate Risk

As of December 31, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2016, 55.0% of our debt was fixed and 45.0% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of December 31, 2016 was $308.5 million. Based on our December 31, 2016 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR would increase our annual interest expense by approximately $29.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2016, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €146.9 million, or $154.5 million based on the euro/U.S. dollar exchange rate as of December 31, 2016. We estimate that a 10% change in the euro as of December 31, 2016 would result in a $15.5 million change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.8%, 13.5% and 16.8% for the years ended December 31, 2016, 2015 and 2014, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2016, we had hedged approximately 78%, 66%, 48% and 18% of our 2017, 2018, 2019 and 2020 projected metric tons of fuel purchases, respectively. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2017 fuel expense by $28.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $17.8 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, and 13. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence.

As a wholly owned subsidiary of NCLH, we are omitting the information called for by these items in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this annual report on Form 10-K and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2016 in connection with its Annual General Meeting of Shareholders.

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

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2016	2015
	(in thousands)
Fees:
Audit	$5,608	$5,155
Audit-related	290	1,336
Tax	500	264
All other	180	2
Total	$6,578	$6,757

The audit fees for the years ended December 31, 2016 and 2015 relate to the aggregate fees billed by PwC in connection with the audit of our regulatory and statutory reports, issuance of comfort letters and our Sarbanes-Oxley 404 attestation.

The audit-related fees for the years ended December 31, 2016 and 2015 were related to an issuance of comfort letters and technical and accounting advice.

Tax fees for the years ended December 31, 2016 and 2015 were related to tax preparation and other tax services.

All other fees for the years ended December 31, 2016 related to the assessment and recommendations surrounding certain of the Company’s website structure. The years ended December 31, 2016 and 2015 also included the PwC annual on-line subscription research tool.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 27, 2017.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 27, 2017
Frank J. Del Rio	(Principal Executive Officer)

/s/ Wendy A. Beck	Executive Vice President and Chief Financial Officer	February 27, 2017
Wendy A. Beck	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 27, 2017
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 27, 2017
Adam M. Aron

/s/ John Chidsey	Director	February 27, 2017
John Chidsey

/s/ Chad A. Leat	Director	February 27, 2017
Chad A. Leat

/s/ Steve Martinez	Director	February 27, 2017
Steve Martinez

/s/ Walter L. Revell	Director	February 27, 2017
Walter L. Revell

/s/ David M. Abrams	Director	February 27, 2017
David M. Abrams

/s/ Stella David	Director	February 27, 2017
Stella David

/s/ Russell W. Galbut	Director	February 27, 2017
Russell W. Galbut

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2	Amended and Restated Bye-Laws of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 4.47 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780))

4.1	Indenture, dated as of December 14, 2016, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $700.0 million aggregate principal amount of 4.750% senior unsecured notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 14, 2016 (File No. 001-35784))

4.2	Indenture, dated as of November 10, 2015, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $600.0 million aggregate principal amount of 4.625% senior unsecured notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 10, 2015 (File No. 001-35784))

4.3	Indenture, dated as of November 19, 2014, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee with respect to $680.0 million aggregate principal amount of 5.25% senior unsecured notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

9.1	Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 8, 2013 (File No. 001-35784))

10.1	Thirteenth Supplemental Deed, dated June 21, 2013, to €258.0 million Pride of America Loan dated as of April 4, 2003 (as amended), by and among Pride of America Ship Holding, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL America LLC, as manager, NCL (Bahamas) Ltd., as Sub-Agent, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.2	Ninth Supplemental Deed, dated June 21, 2013 to $334.1 million Norwegian Jewel Loan dated as of April 20, 2004 (as amended), by and among Norwegian Jewel Limited, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as manager, HSBC Bank PLC, as agent and trustee, Commerzbank Aktiengesellschaft, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.3	Eleventh Supplemental Deed, dated June 21, 2013, to €308.0 million Pride of Hawai’i Loan dated as of April 20, 2004 (as amended), by and among Pride of Hawaii, LLC, NCL Corporation Ltd., as guarantor, NCL America Holdings, LLC, as shareholder, NCL (Bahamas) Ltd., as bareboat charterer, HSBC Bank PLC, as agent and trustee, KFW IPEX-Bank GmbH, as Hermes agent, and a syndicate of financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s report on Form 8-K/A filed on July 11, 2013 (File No. 001-35784)) +†

10.4	Sixth Supplemental Deed, dated June 1, 2012, to €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among F3 Two, Ltd., NCL Corporation Ltd. and a syndicate of international banks and

Exhibit Number	Description of Exhibit

related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +†

10.5	Letter, dated November 27, 2015, amending €662.9 million Norwegian Epic Loan, dated as of September 22, 2006, as amended, by and among Norwegian Epic, Ltd. (formerly F3 Two, Ltd.), NCL Corporation Ltd. and a syndicate of international banks and related amended and restated Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))

10.6	Office Lease Agreement, dated as of November 27, 2006, by and between NCL (Bahamas) Ltd. and Hines Reit Airport Corporate Center LLC and related Guarantee by NCL Corporation Ltd., and First Amendment, dated November 27, 2006 (incorporated herein by reference to Exhibit 4.46 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 6, 2007 (File No. 333-128780)) +

10.7	Amendment No. 1, dated December 1, 2006, Amendment No. 2, dated March 20, 2007, Amendment No. 3, dated July 31, 2007, and Amendment No. 4, dated December 10, 2007, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 4.64 to NCL Corporation Ltd.’s annual report on Form 20-F filed on March 13, 2008 (File No. 333-128780)) +

10.8	Amendment No. 5, dated February 2, 2010, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.45 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.9	Amendment No. 6, dated April 1, 2012, and Amendment No. 7, dated June 19, 2012, to Office Lease Agreement, dated December 1, 2006, as amended, by and between Hines Reit Airport Corporate Center LLC and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.6 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.10	Amendment No. 8, dated January 28, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2015 (File No. 001-35784))+

10.11	Amendment No. 9, dated June 30, 2015, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 7, 2015 (File No. 001-35784))+

10.12	Amendment No. 10, dated March 31, 2016, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.13	Shareholders’ Agreement, dated January 24, 2013, by and among Norwegian Cruise Line Holdings Ltd., Genting Hong Kong Limited, Star NCLC Holdings Ltd., AAA Guarantor—Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P. and TPG Viking AIV III, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.14	Amendment No. 1 to Amended and Restated Shareholders’ Agreement of Norwegian Cruise Line Holdings, Ltd., dated as of November 19, 2014, by and among Norwegian Cruise Line Holdings, Ltd., Genting Honk Kong Limited, STAR NCLC Holdings Ltd., AAA Guarantor Co-Invest VI (B), L.P., AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIG VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., TPG Viking, L.P., TPG Viking AIV I, L.P., TPG Viking AIV II, L.P., TPG Viking AIV III, L.P., AIF VI Euro Holdings, L.P., AAA Guarantor – Co-Invest VII, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 20, 2014 (File No. 001-35784))

Exhibit Number	Description of Exhibit

10.15	€529.8 million Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.57 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.16	First Amendment, dated May 31, 2012, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.13 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.17	€529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.58 to amendment no. 4 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on June 9, 2011 (File No. 333-170141)) +

10.18	First Amendment, dated December 21, 2010, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks and a related Guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.59 to amendment no. 2 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on January 31, 2011 (File No. 333-170141))

10.19	Second Amendment, dated May 31, 2012, to €529.8 million Breakaway Two Credit Agreement, dated as of November 18, 2010, by and among Breakaway Two, Ltd. and a syndicate of international banks (incorporated herein by reference to Exhibit 10.14 to NCL Corporation Ltd.’s report on Form 6-K filed on November 2, 2012 (File No. 333-128780)) +

10.20	€590.5 million Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd. and various other lenders therein defined and a related Guaranty by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.17 to NCL Corporation Ltd.’s report on Form 6-K/A filed on January 8, 2013 (File No. 333-128780)) +

10.21	Supplemental Agreement, dated July 26, 2016, to €590.5 million Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder and KfW IPEX-Bank GmbH, as facility agent and lender (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2016 (File No. 001-35784))+†

10.22	Second Amended and Restated Credit Agreement, dated as of June 6, 2016, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent and a syndicate of other banks party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2016 (File No. 001-35784))+ †

10.23	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+†

10.24	Supplemental Agreement, dated December 22, 2015, to €665.9 million Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd. and various other lenders therein defined and a related guarantee by NCL Corporation Ltd. (incorporated herein by reference to Exhibit 10.35 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))+†

10.25	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Riviera New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

Exhibit Number	Description of Exhibit

10.26	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Riviera, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.73 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.27	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 18, 2008, among Marina New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and SACE agent (incorporated herein by reference to Exhibit 10.74 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.28	Guarantee relating to the loan agreement dated July 18, 2008 in respect of the Oceania Marina, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent (incorporated herein by reference to Exhibit 10.75 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+

10.29	Amendment and Restatement Agreement, dated October 31, 2014, but effective as of November 19, 2014, relating to the loan agreement originally dated July 31, 2013, among Explorer New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))+†

10.30	Guarantee relating to the loan agreement dated July 31, 2013 in respect of the Seven Seas Explorer, dated October 31, 2014, but effective November 19, 2014, among NCL Corporation Ltd., as guarantor and Crédit Agricole Corporate and Investment Bank as security trustee (incorporated herein by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))

10.31	Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among Explorer II New Build, LLC, as borrower, the banks and financial institutions listed in Schedule 1 as lenders, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank plc, KFW IPEX-Bank GmbH, as joint mandated lead arrangers and Crédit Agricole Corporate and Investment Bank as agent and security trustee (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.32	Guarantee relating to the Explorer Class Newbuild Loan Agreement, dated March 30, 2016, among NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank as Security Trustee (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2016 (File No. 001-35784))+

10.33	Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.34	Employment Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, entered into on September 2, 2015 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.35	Employment Agreement by and between NCL (Bahamas) Ltd. and Andrew Stuart, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

Exhibit Number	Description of Exhibit

10.36	Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.37	Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.38	Amended and Restated Executive Employment Agreement by and between Oceania Cruises, Inc. and Frank J. Del Rio, entered into on June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to Seven Seas Cruises S. DE R.L.’s Form 8-K filed on June 10, 2014 (File No. 333-178244))*

10.39	Letter Regarding Frank Del Rio’s Executive Employment Agreement, dated September 2, 2014 (incorporated herein by reference to Exhibit 10.89 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2015 (File No. 001-35784))*

10.40	Letter Regarding Amendment to Frank J. Del Rio’s Executive Employment Agreement, dated August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.41	NCL (Bahamas) Ltd. Senior Management Retirement Savings Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.42	NCL (Bahamas) Ltd. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.68 to amendment no. 3 to NCL Corporation Ltd.’s registration statement on Form S-1 filed on February 11, 2011 (File No. 333-170141))*

10.43	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (incorporated herein by reference to Exhibit 10.89 to amendment no. 5 to Norwegian Cruise Line Holdings Ltd.’s registration statement on Form S-1 filed on January 8, 2013 (File No. 333-175579))

10.44	Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))*

10.45	Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.46	Form of Director Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 30, 2013 (File No. 001-35784))*

10.47	Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784)) *

10.48	Directors’ Compensation Policy (effective November 11, 2015) (incorporated herein by reference to Exhibit 10.61 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.49	Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.50	Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.51	Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

Exhibit Number	Description of Exhibit

10.52	Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.53	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

21.1**	List of Subsidiaries of NCL Corporation Ltd.

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from NCL Corporation Ltd.’s Annual Report on Form 10-K formatted in Extensible Business Reporting Language (XBRL), as follows: (i) Consolidated Statements of Operations of NCLC for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income of NCLC for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets of NCLC as of December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2016, 2015 and 2014; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts tagged in summary and detail.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Agreement restates previous versions of agreement.
*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

NCL Corporation Ltd. Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance 12/31/13	Charged to costs and expenses	Charged to other accounts -	Deductions (a)	Balance 12/31/14

Valuation allowance on deferred tax assets	$84,695	$—	$47,032	$(50,023)	$81,704

		Additions
Description	Balance 12/31/14	Charged to costs and expenses	Charged to other accounts -	Deductions (a)	Balance 12/31/15

Valuation allowance on deferred tax assets	$81,704	$—	$—	$(20,267)	$61,437

Description	Balance 12/31/15	Charged to costs and expenses	Charged to other accounts -	Deductions (a)	Balance 12/31/16

Valuation allowance on deferred tax assets	$61,437	$—	$9,382	$(6,246)	$64,573

(a)	Amount relates to (i) utilization of deferred tax assets and (ii) revaluation of deferred tax assets from their functional currency to USD.

53

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCL Corporation Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 27, 2017

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenue
Passenger ticket	$3,388,954	$3,129,075	$2,176,153
Onboard and other	1,485,386	1,215,973	949,728
Total revenue	4,874,340	4,345,048	3,125,881
Cruise operating expense
Commissions, transportation and other	813,559	765,298	503,722
Onboard and other	298,886	272,802	224,000
Payroll and related	746,142	666,110	452,647
Fuel	335,174	358,650	326,231
Food	200,071	179,641	168,240
Other	456,393	412,948	271,784
Total cruise operating expense	2,850,225	2,655,449	1,946,624
Other operating expense
Marketing, general and administrative	662,671	551,180	398,659
Depreciation and amortization	432,495	432,114	273,147
Total other operating expense	1,095,166	983,294	671,806
Operating income	928,949	706,305	507,451
Non-operating income (expense)
Interest expense, net	(276,859)	(221,859)	(151,754)
Other income (expense), net	(8,302)	(46,668)	(10,853)
Total non-operating income (expense)	(285,161)	(268,527)	(162,607)
Net income before income taxes	643,788	437,778	344,844
Income tax benefit (expense)	(65)	22	(5,739)
Net income	$643,723	$437,800	$339,105

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$643,723	$437,800	$339,105
Other comprehensive income (loss):
Shipboard Retirement Plan	497	1,102	(2,311)
Cash flow hedges:
Net unrealized gain (loss) related to cash flow hedges	1,711	(262,852)	(238,436)
Amount realized and reclassified into earnings	95,969	91,742	13,354
Total other comprehensive income (loss)	98,177	(170,008)	(227,393)
Total comprehensive income	$741,900	$267,792	$111,712

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$126,041	$113,183
Accounts receivable, net	63,215	44,996
Inventories	66,255	58,173
Prepaid expenses and other assets	153,168	121,259
Total current assets	408,679	337,611
Property and equipment, net	10,117,689	9,458,805
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	218,295	237,472
Total assets	$12,951,119	$12,240,344
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$560,193	$629,840
Accounts payable	37,946	45,471
Accrued expenses and other liabilities	541,906	643,624
Due to Affiliate	—	20,769
Due to NCLH	44,104	32,732
Advance ticket sales	1,172,870	1,023,973
Total current liabilities	2,357,019	2,396,409
Long-term debt	5,838,494	5,767,697
Other long-term liabilities	267,933	332,879
Total liabilities	8,463,446	8,496,985
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	37	37
Additional paid-in capital	3,796,042	3,729,628
Accumulated other comprehensive income (loss)	(316,186)	(414,363)
Retained earnings	1,007,780	428,057
Total shareholders’ equity	4,487,673	3,743,359
Total liabilities and shareholders’ equity	$12,951,119	$12,240,344

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$643,723	$437,800	$339,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	445,635	450,335	304,877
Loss on derivatives	79	26,525	7,274
Deferred income taxes, net	(3,594)	(363)	3,975
Gain on contingent consideration	—	(43,400)	—
Write-off of financing fees	18,930	4,070	15,628
Provision for bad debts and inventory	3,866	5,029	—
Share-based compensation expense	66,414	42,209	14,617
Changes in operating assets and liabilities excluding the impact of the Acquisition of Prestige:
Accounts receivable, net	(20,983)	(14,803)	(10,338)
Inventories	(9,184)	(4,408)	(261)
Prepaid expenses and other assets	(18,472)	(10,321)	(8,363)
Accounts payable	(5,794)	(52,740)	960
Accrued expenses and other liabilities	(3,679)	(2,246)	1,566
Advance ticket sales	134,971	218,260	(23,947)
Payment of original issue discount	—	(1,647)	—
Net cash provided by operating activities	1,251,912	1,054,300	645,093
Cash flows from investing activities
Acquisition of Prestige, net of cash received	—	—	(826,686)
Additions to property and equipment, net	(1,092,091)	(1,121,984)	(964,640)
Settlement of derivatives	(36,823)	(83,519)	(5,334)
Investment in trademark	—	(750)	—
Net cash used in investing activities	(1,128,914)	(1,206,253)	(1,796,660)
Cash flows from financing activities
Repayments of long-term debt	(3,744,029)	(1,569,313)	(1,688,720)
Repayments to Affiliate	(18,522)	(37,042)	(37,043)
Proceeds from long-term debt	3,753,928	1,855,809	3,107,721
Dividends	(64,000)	(85,999)	(73,700)
Due to NCLH	11,372	35,814	—
Partnership tax distributions	—	—	(9,779)
Deferred financing fees and other	(48,889)	(16,995)	(116,182)
Net cash provided by (used in) financing activities	(110,140)	182,274	1,182,297
Net increase in cash and cash equivalents	12,858	30,321	30,730
Cash and cash equivalents at beginning of year	113,183	82,862	52,132
Cash and cash equivalents at end of year	$126,041	$113,183	$82,862

Supplemental disclosures (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
Balance, December 31, 2013	$25	$2,828,568	$(16,962)	$(179,370)	$2,632,261
Share-based compensation	—	14,617	—	—	14,617
Transactions with Affiliates, net	—	(60)	—	—	(60)
Dividends	—	—	—	(73,700)	(73,700)
Partnership tax distributions	—	—	—	(9,779)	(9,779)
Issuance of ordinary shares	12	10,152	—	—	10,164
Acquisition of Prestige	—	834,142	—	—	834,142
Other comprehensive loss	—	—	(227,393)	—	(227,393)
Net income	—	—	—	339,105	339,105
Balance, December 31, 2014	37	3,687,419	(244,355)	76,256	3,519,357
Share-based compensation	—	42,209	—	—	42,209
Dividends	—	—	—	(85,999)	(85,999)
Other comprehensive loss	—	—	(170,008)	—	(170,008)
Net income	—	—	—	437,800	437,800
Balance, December 31, 2015	37	3,729,628	(414,363)	428,057	3,743,359
Share-based compensation	—	66,414	—	—	66,414
Dividends	—	—	—	(64,000)	(64,000)
Other comprehensive income	—	—	98,177	—	98,177
Net income	—	—	—	643,723	643,723
Balance, December 31, 2016	$37	$3,796,042	$(316,186)	$1,007,780	$4,487,673

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. We have 24 ships with approximately 46,500 Berths and plan to introduce eight additional ships through 2025 (we refer you to Note 16— “Subsequent Events”).

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

The Sponsors have completed numerous Secondary Equity Offerings and as of December 31, 2016 have reduced their ownership to 29.4% of NCLH’s ordinary shares (we refer you to Note 8— “Related Party Disclosures”).

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. During the fourth quarter of 2016, we combined liabilities that were previously reflected in accounts payable with accrued liabilities in our consolidated balance sheets to better reflect all accruals in one caption. This change was applied retrospectively.  As of December 31, 2016 and December 31, 2015, accrued liabilities increased and accounts payable decreased by $7.2 million and $5.9 million, respectively. This change does not impact net working capital movements, operating cash flows or total current liabilities.

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

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for doubtful accounts of $4.7 million and $3.7 million as of December 31, 2016 and 2015, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or market using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $1.3 million and $3.4 million as of December 31, 2016 and 2015, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $270.5 million, $232.2 million and $122.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In the third quarter of 2016, based on the performance of the Oceania Cruises reporting unit, we performed an interim goodwill impairment evaluation consisting of a Step I Test. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian reporting unit and Step I Tests for the Regent Seven Seas and the Oceania Cruises reporting units. Based on those evaluations, we determined that there was no impairment of goodwill because the fair value of each reporting unit exceeded its carrying value. However, if the fair value of any reporting unit declines in future periods, its goodwill may become impaired at that time. As of December 31, 2016, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2016, our annual review consisting of the Step 0 and Step I Tests supports the carrying value of these assets.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

Revenue and Expense Recognition

Deposits received from guests for future voyages are recorded as advance ticket sales and are subsequently recognized as passenger ticket revenue along with onboard and other revenue, and all associated direct costs of a voyage are recognized as cruise operating expenses on a pro-rata basis over the period of the voyage. Guest cancellation fees are recognized in passenger ticket revenue in the month of cancellation. Certain of our product offerings are accounted for under the guidance included within multi-element arrangements and result in an allocation of the fair value between passenger ticket revenue and onboard and other revenue.

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $286.6 million, $243.8 million and $240.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For line of credit arrangements and for those debt facilities not fully drawn we defer and present debt issuance costs as an asset. These deferred issuance costs are amortized over the life of the loan agreement. The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations it is included in interest expense, net.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net and such gains were approximately $4.5 million, $11.0 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability may be designated as a cash flow hedge. Changes in fair value of derivative instruments that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. To the extent that an instrument is not effective as a hedge, gains and losses are recognized in other income (expense), net in our consolidated statements of operations. Realized gains and losses related to our effective fuel hedges are recognized in fuel expense. For presentation in our consolidated statements of cash flows, we have elected to classify the cash flows from our cash flow hedges in the same category as the cash flows from the items being hedged.

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments, our New Revolving Loan Facility and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well-established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

Insurance

We use a combination of insurance and self-insurance for a number of risks including claims related to crew and guests, hull and machinery, war risk, workers’ compensation, property damage, employee healthcare and general liability. Liabilities associated with certain of these risks, including crew and passenger claims, are estimated actuarially based upon known facts, historical trends and a reasonable estimate of future expenses. While we believe these accruals are adequate, the ultimate losses incurred may differ from those recorded.

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on service period and not contingent upon any future performance. We refer you to Note 10—“Employee Benefits and Share-Based Compensation.”

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 81%, 75% and 73% for the years ended December 31, 2016, 2015 and 2014, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Revenues by destination were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
North America	$3,132,208	$2,743,007	$2,388,457
Europe	1,148,403	1,120,705	629,457
Asia-Pacific	196,978	198,131	41,261
Other	396,751	283,205	66,706
Total Revenues	$4,874,340	$4,345,048	$3,125,881

Substantially all of our long–lived assets are located outside of the U.S. and consist primarily of our ships. We have 16 ships with Bahamas registry with a carrying value of $7.1 billion and $7.2 billion as of December 31, 2016 and 2015, respectively. We have seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2016 and six ships with Marshall Island registry with a carrying value of $1.4 billion as of December 31, 2015. We also have one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2016 and 2015.

Recently Issued Accounting Policies

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect to early adopt this guidance.

In August 2016, the FASB issued ASU No. 2016-15 which amends Topic 230 (Statement of Cash Flows) to eliminate discrepancies in reporting certain items in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The transition should be made using a retrospective approach. We do not believe that the adoption of this guidance will be material to our consolidated statements of cash flows.

In May 2016, the FASB issued ASU No. 2016-12 which addresses improvements to the guidance on revenue from contracts from customers regarding collectability, noncash consideration, and completed contracts at transition. Additionally, it provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date of this guidance is upon adoption of ASU No. 2014-09 which is presented below. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach.  We are currently reviewing our existing leases to evaluate the impact of the adoption of this guidance to our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 to simplify the measurement of inventory for all entities. This applies to all inventory that is measured using either the first-in, first-out or average cost method. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We have evaluated the impact of the adoption of this guidance to our consolidated financial statements and there will not be a material impact to our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 which requires entities to recognize revenue through the application of a five-step model, including identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligation and recognition of revenue as the entity satisfies the performance obligations. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We expect to adopt a modified retrospective application for annual periods beginning after December 15, 2017. We have initiated an assessment of our systems, data and processes related to the implementation of this guidance. This assessment is expected to be completed during 2017. Additionally, we are currently evaluating our performance obligations and believe that our application of the guidance will not result in a material change to our revenue recognition.

3.	Goodwill and Intangible Assets

Goodwill and tradenames are not subject to amortization. As of December 31, 2016 and 2015 the carrying values were $1.4 billion for goodwill and $0.8 billion for tradenames.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(36,593)	$83,407	6.0
Licenses	3,368	(807)	2,561	5.6
Non-compete agreements	660	(495)	165	1.0
Total intangible assets subject to amortization	$124,028	$(37,895)	$86,133
License (Indefinite-lived)	$4,427	$—	$—

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationship	$120,000	$(15,527)	$104,473	6.0
Backlog	70,000	(70,000)	—	1.0
Licenses	3,368	(208)	3,160	5.6
Total intangible assets subject to amortization	$193,368	$(85,735)	$107,633
License (Indefinite-lived)	$4,427	$—	$—

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$22,160	$73,207	$12,528

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2017	$31,067
2018	26,163
2019	18,489
2020	9,906
2021	75

4.	The Acquisition of Prestige

On September 2, 2014, NCLH entered into an agreement with funds affiliated with Apollo and other owners to acquire 100% of the equity of Prestige. On November 19, 2014, we completed the Acquisition of Prestige.

The Acquisition of Prestige and the principal factors that contributed to the recognition of goodwill are enhancements of our financial profile which created a company with increased economies of scale, greater operating leverage and synergies. These synergies include revenue enhancements and opportunities for savings in various areas. The Acquisition of Prestige also created a company with greater cash flow generation, accelerating the ability to delever our balance sheet.

Consideration for the Acquisition of Prestige consisted of $1.1 billion in cash and non-cash considerations of 19,969,889 NCLH ordinary shares valued at $834.1 million based on the closing market price of NCLH’s shares as of November 18, 2014 and contingent consideration valued at $43.4 million. In addition, we assumed debt of $1.6 billion from Prestige. The contingent consideration arrangement subjected NCLH to an additional cash payment of up to $50 million upon achievement of certain 2015 revenue milestones. The contingent consideration was valued using various projected 2015 revenue scenarios weighted by the likelihood of each scenario occurring. The probability weighted payout was then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. For more on the contingent consideration valuation, we refer you to “Valuation of Contingent Consideration” below.

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

Based on this fair valuation, the purchase price was allocated as follows (in thousands):

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

Goodwill and intangible assets acquired included the following (in thousands):

Goodwill	$985,126
Tradenames (indefinite lived)	610,000
Backlog (1 year amortization period)	70,000
Customer relationships (6 year amortization period)	120,000

Pro forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of NCLH and Prestige as if the Acquisition of Prestige had occurred on January 1, 2013. The pro forma results presented below for 2014 combine the historical results of NCLH and Prestige for 2014. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the Acquisition of Prestige been completed as of January 1, 2013 and should not be taken as indicative of our future consolidated results of operations or financial condition.

The unaudited pro forma financial information was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Total revenue	$4,310,079	$3,704,692
Net income (loss)	497,020	(683)

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

Valuation of Contingent Consideration

The contingent consideration was valued using various projected 2015 Net Revenue scenarios weighted by the likelihood of each scenario occurring. The probability-weighted payout was then discounted at an appropriate discount rate commensurate for the risk of meeting the probabilistic cash flows. As the fair value was measured based upon significant inputs that are unobservable in the market, it was classified as Level 3 in the fair value hierarchy. Level 3 consists of significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the estimated annual Net Revenue and the probabilities associated with attaining the threshold and target Net Revenue as defined by the Merger Agreement. A significant increase in the estimated Net Revenue or an increase in the probability associated with reaching the target could have resulted in a significantly higher fair value measurement. The maximum fair value would not be able to exceed $50 million, while an amount of Net Revenue less than 98% of target would result in no payout. For the year ended December 31, 2015, the fair value of the contingent consideration was reduced to zero based upon updates to the probability-weighted assessment of various projected revenue scenarios. The Net Revenue target was not met, and accordingly, we recognized a $43.4 million fair value adjustment during the year ended December 31, 2015, which was included in marketing, general and administrative expense.

The following table summarizes the change in fair value of the contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2014	$43,400
Fair value adjustment (Level 3)	(43,400)
Balance as of December 31, 2015	$—

5.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the year ended December 31, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(414,363)	$(405,945)		$(8,418)
Current period other comprehensive income before reclassifications	1,776	1,711		65
Amounts reclassified	96,401	95,969	(1)	432 (2)
Accumulated other comprehensive income (loss) at end of period	$(316,186)	$(308,265	)(3)	$(7,921)

(1)	We refer you to Note 9—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

(3)	Of the existing amounts related to derivatives designated as cash flow hedges, approximately $31.9 million of loss is expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the year ended December 31, 2015 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(244,355)	$(234,835)	$(9,520)
Current period other comprehensive income (loss) before reclassifications	(262,227)	(262,852)	625
Amounts reclassified	92,219	91,742 (1)	477 (2)
Accumulated other comprehensive income (loss) at end of period	$(414,363)	$(405,945)	$(8,418)

(1)	We refer you to Note 9—“Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

Accumulated other comprehensive income (loss) for the year ended December 31, 2014 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(16,962)	$(9,753)	$(7,209)
Current period other comprehensive loss before reclassifications	(241,125)	(238,436)	(2,689)
Amounts reclassified	13,732	13,354 (1)	378 (2)
Accumulated other comprehensive income (loss) at end of period	$(244,355)	$(234,835)	$(9,520)

(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Ships	$10,781,703	$10,266,874
Ships improvements	807,233	506,880
Ships under construction	450,372	300,575
Land and land improvements	37,535	19,138
Other	483,744	408,523
	12,560,587	11,501,990
Less: accumulated depreciation	(2,442,898)	(2,043,185)
Property and equipment, net	$10,117,689	$9,458,805

The increase in ships was primarily due to the additions of Seven Seas Explorer and Sirena. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $432.5 million, $432.1 million and $273.1 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $155.4 million, $124.8 million and $69.9 million for the years ended December 31, 2016, 2015 and 2014, respectively and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees, loan interest and commitment fees and other associated costs. The interest costs capitalized were primarily associated with the construction or revitalization of ships which amounted to $33.7 million, $31.9 million and $22.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate December 31,		Maturities	Balance December 31,
	2016	2015	Through	2016	2015
				(in thousands)
$700.0 million 4.750% senior unsecured notes	4.75%	—	2021	$691,767	$—
$600.0 million 4.625% senior unsecured notes	4.625%	4.625%	2020	592,031	590,037
€662.9 million Norwegian Epic term loan (1)	3.00%	2.43%	2022	395,830	460,870
$625.0 million senior secured revolving credit facility	—	2.78%	2018	—	75,000
$750.0 million senior secured revolving credit facility	2.70%	—	2021	129,000	—
$350.0 million senior secured term loan facility	—	4.00%	2021	—	338,353
$1,506.6 million term loan facility	2.77%	2.85%	2021	1,459,033	1,185,720
€308.1 million Pride of Hawai’i loan (1)	1.83%	1.27%	2018	54,601	89,867
$334.1 million Norwegian Jewel term loan	1.83%	1.28%	2017	26,919	53,534
€258.0 million Pride of America Hermes loan (1)	1.90%	1.64%	2017	12,654	37,778
€529.8 million Breakaway one loan (1)	2.49%	1.92%	2025	469,100	522,859
€529.8 million Breakaway two loan (1)	4.50%	4.50%	2026	537,478	592,531
€590.5 million Breakaway three loan (1)	2.98%	2.98%	2027	653,474	711,187
€729.9 million Breakaway four loan (1)	2.98%	2.98%	2029	150,834	108,964
€126 million Norwegian Jewel term loan (1)	1.82%	1.27%	2017	7,260	28,649
€126 million Norwegian Jade term loan (1)	1.82%	1.27%	2017	7,531	29,149
€666 million Seahawk 1 term loan (1)	3.92%	3.92%	2030	137,514	40,845
€666 million Seahawk 2 term loan (1)	3.92%	3.92%	2031	42,083	40,845
$680 million 5.25% senior unsecured notes	—	5.25%	2019	—	670,059
Sirena loan	2.75%	2.75%	2019	40,465	53,229
Explorer newbuild loan	3.43%	—	2028	320,821	—
Marina newbuild loan (2)	1.54%	1.01%	2023	290,416	335,135
Riviera newbuild loan (3)	1.81%	1.08%	2024	337,174	382,173
Capital lease and license obligations	Various	Various	2028	42,702	50,753
Total debt				6,398,687	6,397,537
Less: current portion of long-term debt				(560,193)	(629,840)
Total long-term debt				$5,838,494	$5,767,697

(1)	Currently U.S. dollar-denominated.
(2)	Includes premium of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively.
(3)	Includes premium of $0.3 million and $0.4 million as of December 31, 2016 and 2015, respectively.

In June 2016, NCLC and Voyager Vessel Company, LLC, subsidiaries of NCLH, entered into a Second Amended and Restated Credit Agreement (the “Amended Senior Secured Credit Facility”) with a syndicate of banks which restates the Amended and Restated Credit Agreement, dated as of October 31, 2014 (the “Existing Senior Secured Credit Facility”). The Amended Senior Secured Credit Facility amends the Existing Senior Secured Credit Facility to, among other things, (i) (a) increase the aggregate amount of commitments under the Revolving Loan Facility from $625.0 million to $750.0 million (the “New Revolving Loan Facility”) and (b) increase the aggregate principal amount outstanding under the $1.38 billion term loan facility from $1.16 billion to $1.51 billion (the “New Term Loan A Facility”) and (ii) extend the maturity of the New Term Loan A Facility and the New Revolving Loan Facility to June 2021 (the “Extended Maturity Date”). The agreement incorporates a springing maturity date for the New Term Loan A Facility and the New Revolving Loan Facility such that both mature on the earlier date that is 91 days prior to the final maturity date of NCLC’s $600.0 million aggregate principal amount of 4.625% senior unsecured notes due 2020 (the “4.625% Notes”) if on such date (x) the 4.625% Notes have not been repaid (or refinanced with indebtedness maturing after the Extended Maturity Date) by such date and (y) free liquidity does not exceed the aggregate principal amount of outstanding 4.625% Notes by at least $50.0 million. NCLC used proceeds of approximately $1.59 billion from the New Term Loan A Facility and the New Revolving Loan Facility to prepay the entire outstanding principal amount of the Revolving Loan Facility, the $1.38 billion term loan facility and the $350.0 million term loan facility.

The New Term Loan A Facility and New Revolving Loan Facility bear interest at a rate per annum of (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate in effect on such day and (iii) the adjusted LIBOR rate plus 1%, in each case plus an applicable margin that is determined by reference to a total leverage ratio, with an applicable margin of between 2.25% and 1.50% with respect to Eurocurrency loans and between 1.25% and 0.50% with respect to base rate loans. The initial applicable margin for borrowings is 2.25% with respect to Eurocurrency borrowings and 1.25% with respect to base rate borrowings. The New Term Loan A Facility is paid in quarterly installments which commenced in September 2016, in a principal amount equal to (a) in the case of installments payable on or prior to June 6, 2018, 1.25% of the loans outstanding immediately after the closing date under the New Term Loan A Facility and (b) in the case of installments payable after June 6, 2018, 2.50% of the loans outstanding immediately after the closing date under the New Term Loan A Facility, with the remaining unpaid principal amount of loans under the New Term Loan A Facility due and payable in full at maturity on June 6, 2021. Principal amounts outstanding under the New Revolving Loan Facility are due and payable in full at maturity on June 6, 2021, subject to earlier repayment pursuant to the springing maturity date described above.

In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total leverage ratio, with a maximum commitment fee of 40% of the applicable margin for Eurocurrency loans.

In July 2016, Breakaway Four, Ltd., as borrower, and NCLC, as guarantor, entered into a Supplemental Agreement, which amended the Breakaway four loan to, among other things, increase the aggregate principal amount of commitments under the multi-draw term loan credit facility from €590.5 million to €729.9 million.

In June 2016, we took delivery of Seven Seas Explorer. To finance the payment due upon delivery, we had export credit financing in place for 80% of the contract price. The associated $373.6 million term loan bears interest at 3.43% with a maturity date of June 30, 2028. Principal and interest payments shall be paid semiannually.

In December 2016, NCLC issued $700.0 million aggregate principal amount of 4.750% senior unsecured notes due December 2021 (the “Notes”) in a private offering (the “Offering”) at par. NCLC used the net proceeds from the Offering, after deducting the initial purchasers’ discount and estimated fees and expenses, together with cash on hand, to purchase its outstanding 5.25% senior notes due 2019 having an aggregate outstanding principal amount of $680 million. The redemption of the 5.25% senior notes due 2019 was completed in January 2017.

NCLC will pay interest on the Notes at 4.750% per annum, semiannually on June 15 and December 15 of each year, commencing on June 15, 2017, to holders of record at the close of business on the immediately preceding June 1 and December 1, respectively. NCLC may redeem the Notes, in whole or part, at any time prior to December 15, 2018, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to, but not including, the redemption date and a “make-whole premium.” NCLC may redeem the Notes, in whole or in part, on or after December 15, 2018, at the redemption prices set forth in the indenture governing the Notes. At any time (which may be more than once) on or prior to December 15, 2018, NCLC may choose to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.750% of the face amount thereof with an amount equal to the net proceeds of one or more equity offerings, so long as at least 60% of the aggregate principal amount of the Notes issued remains outstanding following such redemption. The indenture governing the Notes contains covenants that limit NCLC’s ability (and its restricted subsidiaries’ ability) to, among other things: (i) incur or guarantee additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to NCLC from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in transactions with affiliates; (vii) engage in sales of assets and subsidiary stock; and (viii) transfer all or substantially all of its assets or enter into merger or consolidation transactions. The indenture governing the Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium (if any), interest and other monetary obligations on all of the then-outstanding Notes to become due and payable immediately.

Interest expense, net for the year ended December 31, 2016 was $276.9 million which included $34.7 million of amortization of deferred financing fees and a $27.7 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2015 was $221.9 million which included $36.7 million of amortization of deferred financing fees and a $12.7 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2014 was $151.8 million which included $32.3 million of amortization of deferred financing fees and $15.4 million of expenses related to financing transactions in connection with the Acquisition of Prestige.

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2016.

The following are scheduled principal repayments on long-term debt including capital lease obligations as of December 31, 2016 for each of the next five years (in thousands):

Year	Amount
2017	$560,193
2018	554,846
2019	561,687
2020	1,153,733
2021	2,193,823
Thereafter	1,490,322
Total	$6,514,604

We had an accrued interest liability of $32.5 million and $34.2 million as of December 31, 2016 and 2015, respectively.

8.	Related Party Disclosures

Transactions with Genting HK, the Apollo Holders and the TPG Viking Funds

As of December 31, 2016, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Apollo Holders (1)	36,103,782	15.9%
Genting HK (2)	25,398,307	11.2%
TPG Viking Funds (3)	5,329,834	2.3%

(1)	The Apollo Holders include NCL Athene LLC, AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor—Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P.
(2)	Genting HK owns our ordinary share indirectly through Star NCLC Holdings Ltd., a Bermuda wholly-owned subsidiary.
(3)	The TPG Viking Funds include TPG Viking, L.P., a Delaware limited partnership, TPG Viking AIV I, L.P., a Cayman Islands exempted limited partnership, TPG Viking AIV II, L.P., a Cayman Islands exempted limited partnership and TPG Viking AIV III, L.P., a Delaware limited partnership.

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

In June 2012, we exercised our option with Genting HK to purchase Norwegian Sky. The purchase price was $259.3 million, which consisted of a $50.0 million cash payment and a $209.3 million payable to Genting HK, $79.7 million of such amount was paid to Genting HK within fourteen days of the consummation of the IPO, together with accrued interest thereon, and the remaining balance was repaid over seven equal semi-annual payments the first of which was due and paid in June 2013 and had a weighted-average interest rate of 1.52% through maturity. The fair value of the payable was $205.5 million based on discounting the future payments at an imputed interest rate of 2.26% per annum, which was commensurate with the Company’s borrowing rate for similar assets. The payable was collateralized by a mortgage and an interest in all earnings, proceeds of insurance and certain other interests related to the ship and is included in the balance sheet caption “Due to Affiliate” on our consolidated balance sheets. We have paid the total amount of $259.3 million to Genting HK in connection with the Norwegian Sky Purchase Agreement through December 31, 2016 and no further payments are due.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The determination of ineffectiveness is based on the amount of dollar offset between the cumulative change in fair value of the derivative and the cumulative change in fair value of the hedged transaction at the end of the reporting period. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. In addition, the ineffective portion of our highly effective hedges is recognized in earnings immediately and reported in other income (expense), net in our consolidated statements of operations. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$20,288	$—	$—	$—

	Accrued expenses and other liabilities	—	—	44,271	128,740

	Other long-term liabilities	13,237	—	38,608	132,494
Foreign currency forward contracts designated as hedging instruments
	Other long-term assets	14	3,446	—	1,370

	Accrued expenses and other liabilities	—	—	61,788	8,737

	Other long-term liabilities	—	551	88,920	24,181
Foreign currency collar not designated as a hedging instrument
	Accrued expenses and other liabilities	—	—	—	42,993
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	3,331	4,079

	Other long-term liabilities	—	—	1,151	3,395

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

December 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$20,302	$—	$20,302	$(14)	$20,288
Liabilities	238,069	(13,237)	224,832	(155,190)	69,642

December 31, 2015	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts

Assets	$3,446	$(1,370)	$2,076	$(2,043)	$33
Liabilities	344,619	(551)	344,068	(336,645)	7,423

Fuel Swaps

As of December 31, 2016, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.5 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gain (loss) recognized in other comprehensive income (loss) – effective portion	$127,470	$(173,513)	$(198,595)
Loss recognized in other income (expense), net – ineffective portion	(12,850)	(16,011)	(5,753)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	85,448	75,808	8,388

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense), net	$2,994	$10,000	$—
Loss recognized in other income (expense), net	(271)	(4,727)	—

Fuel Collars and Options

We had fuel collars that matured and were used to mitigate the financial impact of volatility in fuel prices of our fuel purchases.

The effects on the consolidated financial statements of the fuel collars which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$(1,024)
Loss recognized in other income (expense), net – ineffective portion	—	—	(292)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	—	248	1,888

The effects on the consolidated financial statements of the fuel options which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other income (expense), net	$—	$—	$(864)

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$(1,157)
Loss recognized in other income (expense), net – ineffective portion	—	—	(241)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	1,320	1,320	1,269

Foreign Currency Forward Contracts

As of December 31, 2016, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.6 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2016.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$(124,058)	$(84,187)	$(30,686)
Loss recognized in other income (expense), net – ineffective portion	(270)	(343)	(7)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	2,625	116	(243)

The effects on the consolidated financial statements of the foreign currency forward contracts which were not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gain (loss) recognized in other income (expense), net	$(6,133)	$684	$—

Foreign Currency Collar

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$—	$—	$(1,588)
Amount reclassified from accumulated comprehensive income (loss) into depreciation and amortization expense	(364)	(364)	(333)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gain (loss) recognized in other income (expense), net	$10,312	$(26,249)	$(6,980)

Interest Rate Swaps

As of December 31, 2016, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $308.5 million as of December 31, 2016.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other comprehensive income (loss) – effective portion	$(1,701)	$(5,152)	$(5,386)
Gain (loss) recognized in other income (expense), net – ineffective portion	3	(23)	—
Amount reclassified from other comprehensive income (loss) into interest expense, net	3,946	4,614	2,385

The effects on the consolidated financial statements of the interest rates swap contract which was not designated as a hedging instrument was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss recognized in other income (expense), net	$—	$(2)	$(3)

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

Long-Term Debt

As of December 31, 2016 and 2015, the fair value of our long-term debt, including the current portion, was $6,525.7 million and $6,495.5 million, respectively, which was $11.6 million higher and $6.6 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Non-recurring Measurements of Non-financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets could not be fully recovered.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available making whatever estimates, judgments and projections considered necessary. For our Step I Test, the estimation of fair value measured by discounting expected future cash flows at discount rates commensurate with the risk involved are considered Level 3 inputs. As of December 31, 2016, our annual review supports the carrying value of these assets.

10.	Employee Benefits and Share-Based Compensation

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

As a result of NCLH’s Secondary Equity Offering during August 2015, the last hurdle amount specified in the profits sharing agreement was reached and as such all outstanding PBUs vested.

The termination of employment may result in forfeiture of any non-vested TBUs. TBUs that were vested can be either continued by the Company or cancelled and paid to the employee. Cancellation could take place any time after termination but not before two years after the grant date.

Amended and Restated 2013 Performance Incentive Plan (“Restated 2013 Plan”)

In January 2013, NCLH adopted the 2013 Performance Incentive Plan which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016, the plan was amended and restated pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased by an additional 12,430,000 shares to a new maximum aggregate limit of 27,465,106 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to March 30, 2026. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at 3, 4 or 5 years with a contractual life ranging from 7 to 10 years. The vesting period for time-based restricted share units is generally 3 years. In connection with an amendment to our President and Chief Executive Officer’s employment agreement in August 2015, NCLH awarded time-based, performance-based and market-based options and restricted stock unit awards to our President and Chief Executive Officer which vest upon the satisfaction of the specified performance period or the achievement of certain performance and market-related metrics during the term of the award agreements. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

Share Option Awards

In March 2016, NCLH granted 1.0 million share option awards to our employees at an exercise price of $50.31 with a contractual term of ten years. The share options vest equally over three years.

The fair value of each time-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the share options, less estimated forfeitures, is amortized over the vesting period using the straight-line vesting method. The assumptions used within the option-pricing model for the time-based awards are as follows:

	2016	2015	2014
Dividend yield	—%	—%	—%
Expected share price volatility	30.36%-33.01%	32.32%-45.33%	48.30%-49.90%
Risk-free interest rate	1.20%-1.48%	1.34%-1.92%	1.80%-2.02%
Expected term	6.00 years	6.00-6.50 years	6.25 years

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

The performance-based awards awarded to our President and Chief Executive Officer are subject to performance conditions such that the number of awards that ultimately vest depends on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by NCLH during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date is established. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative compensation expense will be adjusted based on the fair value calculated using the Black-Scholes option-pricing model at the grant date. The fair value for the option awards for which a grant date has not been established is estimated on the last date of the reporting period using the Black-Scholes option-pricing model. The estimated fair value of the share options is amortized over the requisite service period using the straight-line vesting method. The assumptions used within the option-pricing model for the performance-based awards for which share-based compensation expense was recognized during 2016 and 2015 are as follows:

	2016	2015
Dividend yield	—%	—%
Expected share price volatility	25.97%-30.21%	29.31%-29.86%
Risk-free interest rate	1.01%-1.93%	1.76%
Expected term	4.38-5.13 years	4.88-5.38 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The fair value of the market-based share option awards awarded to our President and Chief Executive Officer is estimated using a Monte-Carlo model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation include current share price, risk free rate, and share price volatility. For each simulated path, the model checks if the simulated share price reaches the vesting threshold during the performance period. For each path that reaches the vesting threshold, the payoff upon vesting is calculated. The fair value of the equity grant is determined by averaging the expected payoff across all simulated paths and discounting the average to the valuation date.

The below table summarizes the key inputs used in the Monte-Carlo simulation:

2015
Dividend yield	—%
Expected share price volatility	30.00%
Risk-free interest rate	1.34%
Expected term	Mid-point from vesting to assumed options expiration

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

The following is a summary of share option activity under our Restated 2013 Plan for the year ended December 31, 2016 (excludes the impact of 364,584 performance-based awards as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2016	7,702,071	432,752	208,333	$47.35	$19.00	$59.43	8.59	$104,864
Granted	1,095,000	52,083	—	49.88	59.43	—	—	—
Exercised	(235,555)	(51,857)	—	28.19	19.00	—	—	—
Forfeited and cancelled	(786,458)	—	—	49.82	—	—	—	—
Outstanding as of December 31, 2016	7,775,058	432,978	208,333	$48.04	$23.86	$59.43	7.81	$35,429
Vested and expected to vest as of December 31, 2016	7,558,521	432,978	208,333	$48.01	$23.86	$59.43	7.60	$34,926
Exercisable as of December 31, 2016	2,539,348	432,978	—	$43.30	$23.86	$—	6.67	$24,272

The weighted-average grant-date fair value of time-based options granted during the years 2016, 2015 and 2014 was $17.11, $20.90 and $16.86, respectively. The weighted-average reporting period date/established grant-date fair value of performance-based options for which share-based compensation was recognized during 2016 and 2015 was $8.67 and $17.07, respectively. The weighted-average grant-date fair value of market-based options granted during the year 2015 was $12.37. The total intrinsic value of share options exercised during the years 2016, 2015 and 2014 was $5.2 million, $68.0 million and $4.5 million and total cash received by NCLH from exercises was $7.6 million, $69.1 million and $6.1 million, respectively. As of December 31, 2016, there was approximately $70.2 million, $0, and $0.7 million of total unrecognized compensation cost net of estimate forfeitures, related to time-based, performance-based with an established grant date, and market-based options, respectively, granted under our share-based incentive plans which is expected to be recognized over a weighted-average period of 1.75 years, 0 years, and 0.54 years, respectively.

Restricted Ordinary Share Awards

The following is a summary of restricted share activity of NCLH shares for the year ended December 31, 2016:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2016	43,653	$5.87
Vested	(26,429)	4.79
Forfeited or expired	(352)	2.50

Non-vested and expected to vest as of December 31, 2016	16,872	$7.63

As of December 31, 2016, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted ordinary share awards. The cost is expected to be recognized over a weighted-average period of 0.44 years. Restricted shares, with the exception of those related to the Management Exchange Agreement, which maintain their original vesting conditions of time and performance, vest in substantially equal quarterly installments over 1 or 2 years or in annual installments over 4 years.

The total fair value of shares vested during 2016, 2015, and 2014 was $1.1 million, $40.9 million, and $0.7 million, respectively.

Restricted Share Units (“RSUs”)

In March 2016, NCLH granted 1.2 million restricted share unit awards to our employees which vest equally over three years.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant.  The performance-based RSUs awarded to our President and Chief Executive Officer are subject to performance conditions such that the number of awards that ultimately vest depends on the Adjusted EPS and Adjusted ROIC achieved by NCLH during the performance period compared to targets established at the award date. Because the terms of the performance-based awards provide discretion to make certain adjustments to the performance calculation, the service inception date of these awards precedes the grant date. Accordingly, the Company recognizes share-based compensation expense beginning on the service inception date and remeasures the fair value of the awards until a grant date occurs. The estimate of the awards’ fair value will be fixed in the period in which the grant date occurs, and cumulative share-based compensation expense will be adjusted based on the fair value at the grant date.

The fair value of the market-based RSUs awarded to our President and Chief Executive Officer is estimated using a Monte-Carlo model which values financial instruments whose value is dependent on share price by sampling random paths for share price. The key inputs for the simulation include current share price, risk free rate, and share price volatility. For each simulated path, the model checks if the simulated share price reaches the vesting threshold during the performance period. For each path that reaches the vesting threshold, the payoff upon vesting is calculated. The fair value of the equity grant is determined by averaging the expected payoff across all simulated paths and discounting the average to the valuation date.

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

The following is a summary of NCLH’s RSUs activity for the year ended December 31, 2016 (excludes the impact of 87,500 performance-based RSUs as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2016	150,000	$59.43	—	$—	50,000	$59.43
Granted	1,328,490	$49.62	12,500	$50.00	—	—
Vested	(50,000)	$57.15	(12,500)	$50.00	—	—
Forfeited or expired	(123,155)	$50.44	—		—	—
Non-vested as of December 31, 2016	1,305,335	$50.38	—	$—	50,000	$59.43
Non-vested and expected to vest as of December 31, 2016	1,267,692	$50.43	—	—	50,000	$59.43

As of December 31, 2016, there was $45.1 million, $0 and $0.4 million of total unrecognized compensation cost net of estimated forfeitures related to non-vested time-based, non-vested performance-based awards with an established grant date and market-based RSUs, respectively. The cost is expected to be recognized over a weighted-average period of 2.19 years, 0 years and 0.54 years, respectively, for the time-based, performance-based and market-based RSUs. Total taxes paid pursuant to net share settlements in 2016 were $0.9 million.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the

ESPP. To be eligible to participate in an offering period, on the Grant Date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2016 and 2015, we had a $1.3 million and $1.1 million liability, respectively, for payroll withholdings received.

 The compensation expense recognized for share-based compensation for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Share-Based Compensation Expense
Classification of expense	2016	2015	2014
(In thousands)
Payroll and related (1)	$7,793	$—	$—
Marketing, general and administrative (2)	58,621	42,209	20,627	(3)
Total share-based compensation expense	$66,414	$42,209	$20,627

(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.
(3)	Amount above includes $6.0 million of non-recurring charges associated with the Management Exchange Agreement.

Employee Benefit Plans

We maintain annual incentive bonus plans for our executive officers and other key employees. Bonuses under these plans become earned and payable based on NCLH’s performance during the applicable performance period and the individual’s continued employment. Company performance criteria include the attainment of certain financial targets and other strategic objectives.

Certain employees are employed pursuant to agreements that provide for severance payments. Severance is generally only payable upon an involuntary termination of the employment by us without cause or a termination by the employee for good reason. Severance generally includes a series of cash payments based on the employee’s base salary (and in some cases, bonus), and our payment of the employee’s continued medical benefits for the applicable severance period.

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

Our contributions are reduced by contributions forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the contributions. Forfeited contributions of $0.1 million, $0.4 million and $0.1 million were utilized in the years ended December 31, 2016, 2015 and 2014, respectively.

We maintained a Supplemental Executive Retirement Plan (“SERP”), which is a legacy unfunded defined contribution plan for certain executives who were employed by the Company in an executive capacity prior to 2008. The SERP was frozen to future participation following that date. The SERP provided for Company contributions on behalf of the participants to compensate them for the benefits that are limited under the 401(k) Plan. We credited participants under the SERP for amounts that would have been contributed by us to the Company’s previous Defined Contribution Retirement Plan and the former 401(k) Plan without regard to any limitations imposed by the Code. Participants did not make any elective contributions under this plan. As of December 31, 2016 and 2015, the aggregate balance of participants’ deferred compensation accounts under the SERP Plan was $0.5 million and $0.5 million, respectively. We have discontinued this plan following the 2015 contributions and will pay the deferred contributions to participants in early 2017 following the expiration of the required twelve month period.

We recorded expenses related to the above 401(k) Plan and SERP of $6.4 million, $5.3 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements of the Shipboard Retirement Plan. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.2 million and $1.1 million was included in accrued expenses and other liabilities as of December 31, 2016 and 2015, respectively and $21.4 million and $20.0 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2016 and 2015, respectively. The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2016	2015	2014
Pension expense:
Service cost	$1,863	$1,793	$1,393
Interest cost	874	738	728
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	54	99	—
Total pension expense	$3,169	$3,008	$2,499
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$21,078	$19,730	$15,570
Service cost	1,863	1,793	1,393
Interest cost	874	738	728
Actuarial gain (loss)	(65)	(625)	2,689
Direct benefit payments	(1,145)	(558)	(650)
Projected benefit obligation at end of year	$22,605	$21,078	$19,730
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$22,605	$21,078	$19,730

	As of or for the Year Ended December 31,
	2016	2015	2014
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(4,915)	$(5,293)	$(5,671)
Accumulated actuarial loss	(3,008)	(3,126)	(3,849)
Accumulated other comprehensive income (loss)	$(7,923)	$(8,419)	$(9,520)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2016, 2015 and 2014 were 4.3%, 3.8% and 4.8%, respectively, and the actuarial loss is amortized over 18.89 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2017	$1,182
2018	1,077
2019	1,144
2020	1,154
2021	1,231
Next five years	8,185

11.	Income Taxes

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

In January 2008, NCLC became a partnership for U.S. federal income tax purposes and therefore incurred no U.S. federal or state income tax liability for the year 2014. Each partner was required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in computing its U.S. federal income tax liability, regardless of whether or not cash distributions are made. For the taxable years ended 2015 and 2016, NCLC was treated as a disregarded entity for U.S. federal income tax purposes and will be going forward. One of NCLC’s subsidiaries files a U.S. federal and Hawaii income tax return.

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Bermuda	$—	$—	$—
Foreign - Other	643,788	437,778	344,844
Total	643,788	437,778	344,844

The components of the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Bermuda	$—	$—	$—
United States	(36)	(36)	(540)
Foreign - Other	(3,623)	(305)	(3,394)
Total current:	(3,659)	(341)	(3,934)
Deferred:
Bermuda	—	—	—
United States	3,594	363	(1,805)
Foreign - Other	—	—	—
Total deferred:	3,594	363	(1,805)
Income tax benefit (expense)	$(65)	$22	$(5,739)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	(2,383)	58	4,812
Tax contingencies	(286)	(36)	—
Return to provision adjustments	(990)	—	—
Valuation allowance	3,594	—	(10,551)
Total	$(65)	$22	$(5,739)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Loss carryforwards	$102,636	$85,443
Other	1,429	1,460
Valuation allowance	(64,573)	(61,437)
Total net deferred tax assets	39,492	25,466
Deferred tax liabilities:
Property and equipment	(37,001)	(26,569)
Total deferred tax liabilities	(37,001)	(26,569)
Net deferred tax asset (liability)	$2,491	$(1,103)

NCLC has U.S. net operating loss carryforwards of $256.3 million and $197.0 million, for the years ended December 31, 2016 and 2015, respectively, which begin to expire in 2023. In 2016, based on the weight of available evidence, the Company reversed a valuation allowance in the amount of $3.6 million with respect to the U.S. deferred tax assets of one of our U.S. subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. NCLC has Norway net operating loss carryforwards of $22.9 million and $35.1 million for the years ended December 31, 2016 and 2015, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with our branch operations in the U.K. for which we have provided a full valuation allowance. NCLC has U.K. net operating loss carryforwards of $9.5 million and $12.5 million for the years ended December 31, 2016 and December 31, 2015, respectively, which can be carried forward indefinitely.

On November 19, 2014, we acquired the stock of Prestige. Included above are deferred tax assets associated with Prestige, including U.S. net operating loss carryforwards of $151.2 million and $126.9 million for the years ended December 31, 2016 and 2015, respectively, which begin to expire in 2023. In 2014, we recorded a valuation allowance of $36.5 million with respect to the Prestige deferred tax assets based on the weight of available evidence. Section 382 of the Code may limit the amount of taxable income that can be offset by the Prestige NOL carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	As of December 31,
	2016	2015
Unrecognized tax benefits, beginning of the year	$1,394	$1,394
Gross increases in tax positions from prior periods	250	—
Unrecognized tax benefits, end of year	$1,644	$1,394

If the $1.6 million unrecognized tax benefits at December 31, 2016 were recognized, our effective tax rate would be affected. We believe it is reasonably possible that the expiration of statute of limitations could result in significant reductions to our unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2011, except for years in which NOLs generated prior to 2011 are utilized.

Due to our international structure as well as the existence of international tax treaties that exempt taxation on certain activities, the repatriation of earnings from our subsidiaries would have no tax impact.

We derive our income from the international operation of ships. We are engaged in a trade or business in the U.S. and receive income from sources within the U.S. Under Section 883, certain foreign corporations are exempt from U. S. federal income or branch profits tax on U.S.-source income derived from or incidental to the international operation of ships. Applicable U.S. treasury regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the operation of ships of sufficiently broad scope to corporations organized in the U.S., and (ii) the foreign corporation has one or more classes of stock that are “primarily and regularly traded on an established securities market” in the U.S. or another qualifying country. We believe that we qualify for the benefits of Section 883 because we are incorporated in qualifying countries and our ordinary shares are primarily and regularly traded on an established securities market in the U.S.

12.	Commitments and Contingencies

Operating Leases

Total expense under non-cancelable operating lease commitments, primarily for offices, motor vehicles and office equipment was $15.0 million, $12.6 million and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, minimum annual rentals for non-cancelable leases with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2017	$15,759
2018	15,574
2019	15,130
2020	14,565
2021	14,284
Thereafter	76,279
Total minimum annual rentals	$151,591

Rental payments applicable to such operating leases are recognized on a straight-line basis over the term of the lease.

Ship Construction Contracts

We have Norwegian Joy, Norwegian Bliss and one additional Breakaway Plus Class Ship on order for delivery in the spring of 2017, spring of 2018 and the fall of 2019, respectively. These ships will be amongst the largest in our fleet, each reaching approximately 164,600 Gross Tons. The combined contract price of these three ships is approximately €2.6 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2016. We have export credit financing in place that provides financing for 80% of their contract prices. We have an Explorer Class Ship on order with an original contract price of approximately €422.0 million, or approximately $443.8 million based on the euro/U.S. dollar exchange rate as of December 31, 2016. We have export credit financing in place that provides financing for 80% of the contract price. The Explorer Class Ship is expected to be delivered in the winter of 2020.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2016, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2017	$976,005
2018	981,534
2019	869,745
2020	326,711
Total minimum annual payments	$3,153,995

Port Facility Commitments

As of December 31, 2016, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2017	$54,301
2018	36,584
2019	29,895
2020	30,360
2021	30,838
Thereafter	105,015
Total port facility future commitments	$286,993

Other Commitments

The FMC requires evidence of financial responsibility for those offering transportation on passenger ships operating out of U.S. ports to indemnify passengers in the event of non-performance of the transportation. Accordingly, each of our three brands are required to maintain a $30.0 million third-party performance guarantee in respect of liabilities for non-performance of transportation and other obligations to passengers. The guarantee requirements are subject to additional consumer price index-based adjustments. Also, our brands have a legal requirement to maintain a security guarantee based on cruise business originated from the U.K. As of December 31, 2016, approximately British Pound Sterling 10.5 million was in place as a security guarantee. We also are required to establish financial responsibility by other jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions.

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

13.	Other Income (Expense), Net

Other income (expense), net was $8.3 million in 2016, $46.7 million in 2015 and $10.9 million in 2014. In 2016, the expense was primarily related to $16.1 million of unrealized and realized losses on fuel swap derivative hedge contracts partially offset by $4.5 million of gains on foreign currency exchange and $3.9 million of gains on foreign currency exchange derivative hedge contracts. In 2015, the expense was primarily related to $30.7 million of losses from the dedesignation of certain fuel swap derivative hedge contracts and the ineffectiveness of settled fuel swaps in 2015. Also included in 2015 was an expense of $26.2 million related to the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment partially offset by $11.0 million of foreign currency transaction gains. In 2014, the expense was primarily related to $7.2 million of losses on foreign currency exchange derivative hedge contracts and the fair value adjustment of a foreign exchange collar which does not receive hedge accounting treatment, $6.9 million of losses related to fuel swap derivative hedge contracts and $3.0 million of losses related to a deferred revenue adjustment partially offset by $6.0 million of gains on foreign currency exchange.

14.	Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $137.2 million, $122.4 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are recorded in payroll and related in our consolidated statements of operations.

15.	Supplemental Cash Flow Information

For the years ended December 31, 2016, 2015 and 2014 we paid interest and related fees of $303.2 million, $218.3 million and $233.5 million, respectively. For the year ended December 31, 2016, we had non-cash investing activities in connection with property and equipment of $26.7 million and for the year ended December 31, 2015, we had non-cash investing activities in connection with capital leases of $31.1 million. For the year ended December 31, 2015 and 2014 we had non-cash investing activities for capital expenditures of $41.1 million and $13.0 million, respectively. For the year ended December 31, 2014, we had a non-cash investing and financing activity related to a seller financed capital expenditure of $82.0 million. For the years ended December 31, 2016, 2015 and 2014 we paid income taxes of $8.8 million, $10.3 million and $9.8 million, respectively.

16.	Subsequent Events

In February 2017, we announced that we plan to introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each 140,000 gross tons with approximately 3,300 Berths. The contract price for each of the four ships is approximately €800.0 million, subject to certain conditions, or $841.4 million based on the exchange rate as of December 31, 2016. We have obtained export credit financing for the four ships to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions.

17.	Quarterly Selected Financial Data (Unaudited) (in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Total revenue	$1,077,632	$938,182	$1,186,835	$1,085,433	$1,484,736	$1,284,910	$1,125,137	$1,036,523
Operating income	132,266	61,006	227,756	218,201	414,260	307,611	154,667	119,487
Net income (loss)	74,973	(20,023)	148,099	161,836	346,003	256,293	74,648	39,694

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

