Form 10-Q
period 2017-06-30
NCL CORP Ltd.
filed 2017-08-09
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Passenger ticket	$938,014	$818,478	$1,724,708	$1,558,590
Onboard and other	406,089	368,357	770,176	705,877
Total revenue	1,344,103	1,186,835	2,494,884	2,264,467
Cruise operating expense
Commissions, transportation and other	223,315	193,536	417,455	368,973
Onboard and other	83,367	75,790	151,778	139,755
Payroll and related	194,724	184,476	387,360	361,619
Fuel	86,663	80,607	175,549	162,279
Food	47,340	49,769	93,518	100,772
Other	116,833	121,722	246,380	236,983
Total cruise operating expense	752,242	705,900	1,472,040	1,370,381
Other operating expense
Marketing, general and administrative	192,965	148,569	384,511	328,159
Depreciation and amortization	123,141	104,610	242,346	205,905
Total other operating expense	316,106	253,179	626,857	534,064
Operating income	275,755	227,756	395,987	360,022
Non-operating income (expense)
Interest expense, net	(64,196)	(68,420)	(117,158)	(128,174)
Other income (expense), net	(5,609)	(10,753)	(8,424)	(7,948)
Total non-operating income (expense)	(69,805)	(79,173)	(125,582)	(136,122)
Net income before income taxes	205,950	148,583	270,405	223,900
Income tax expense	(4,509)	(484)	(5,826)	(828)
Net income	$201,441	$148,099	$264,579	$223,072

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$201,441	$148,099	$264,579	$223,072
Other comprehensive income:
Shipboard Retirement Plan	104	108	209	216
Cash flow hedges:
Net unrealized income	131,519	5,007	124,236	75,457
Amount realized and reclassified into earnings	10,244	23,781	19,949	58,331
Total other comprehensive income	141,867	28,896	144,394	134,004
Total comprehensive income	$343,308	$176,995	$408,973	$357,076

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$217,211	$126,041
Accounts receivable, net	50,359	63,215
Inventories	77,089	66,255
Prepaid expenses and other assets	166,618	153,168
Total current assets	511,277	408,679
Property and equipment, net	10,974,087	10,117,689
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	231,772	218,295
Total assets	$13,923,592	$12,951,119
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$600,500	$560,193
Accounts payable	47,178	37,946
Accrued expenses and other liabilities	462,470	541,906
Due to NCLH	53,623	44,104
Advance ticket sales	1,543,869	1,172,870
Total current liabilities	2,707,640	2,357,019
Long-term debt	6,083,226	5,838,494
Other long-term liabilities	200,047	267,933
Total liabilities	8,990,913	8,463,446
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2017 and December 31, 2016	37	37
Additional paid-in capital	3,829,922	3,796,042
Accumulated other comprehensive income (loss)	(171,792)	(316,186)
Retained earnings	1,274,512	1,007,780
Total shareholders’ equity	4,932,679	4,487,673
Total liabilities and shareholders’ equity	$13,923,592	$12,951,119

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$264,579	$223,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	248,618	212,268
Loss on derivatives	375	2,866
Deferred income taxes, net	4,732	388
Write-off of deferred financing fees	—	11,427
Provision for bad debts and inventory	535	1,115
Share-based compensation expense	42,220	31,449
Changes in operating assets and liabilities:
Accounts receivable, net	12,301	(16,146)
Inventories	(10,814)	(9,674)
Prepaid expenses and other assets	(21,292)	(25,674)
Accounts payable	10,121	(10,896)
Accrued expenses and other liabilities	(28,668)	(26,112)
Advance ticket sales	400,920	358,625
Net cash provided by operating activities	923,627	752,708
Cash flows from investing activities
Additions to property and equipment, net	(1,065,265)	(764,899)
Settlement of derivatives	(35,255)	(34,129)
Net cash used in investing activities	(1,100,520)	(799,028)
Cash flows from financing activities
Repayments of long-term debt	(921,329)	(2,386,427)
Repayments to Affiliate	—	(18,522)
Proceeds from long-term debt	1,217,060	2,564,116
Due to NCLH, net	9,519	10,648
Dividends	—	(64,000)
Net share settlement of restricted share units	(6,187)	—
Deferred financing fees and other	(31,000)	(32,330)
Net cash provided by financing activities	268,063	73,485
Net increase in cash and cash equivalents	91,170	27,165
Cash and cash equivalents at beginning of period	126,041	113,183
Cash and cash equivalents at end of period	$217,211	$140,348

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity

Balance, December 31, 2015	$37	$3,729,628	$(414,363)	$428,057	$3,743,359
Share-based compensation	—	31,449	—	—	31,449
Dividends	—	—	—	(64,000)	(64,000)
Other comprehensive income, net	—	—	134,004	—	134,004
Net income	—	—	—	223,072	223,072
Balance, June 30, 2016	$37	$3,761,077	$(280,359)	$587,129	$4,067,884

Balance, December 31, 2016	$37	$3,796,042	$(316,186)	$1,007,780	$4,487,673
Share-based compensation	—	42,220	—	—	42,220
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—
Net share settlement of restricted share units	—	(6,187)	—	—	(6,187)
Other comprehensive income, net	—	—	144,394	—	144,394
Net income	—	—	—	264,579	264,579
Balance, June 30, 2017	$37	$3,829,922	$(171,792)	$1,274,512	$4,932,679

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International, Inc., together with its consolidated subsidiaries, and (vi) “PCH” refers to Prestige Cruise Holdings, Inc., Prestige’s direct wholly owned subsidiary, which in turn is the parent of Oceania Cruises, Inc. (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises). References to the “U.S.” are to the United States of America, “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Description of Business and Organization

NCLH is a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2017, we had 25 ships with approximately 50,400 Berths. We plan to introduce seven additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Norwegian Bliss and an additional Breakaway Plus Class Ship are on order for delivery in the spring of 2018 and fall of 2019. We have an Explorer Class Ship on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300.

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

Revenue and Expense Recognition

Revenue and expenses include port fees and taxes. The amounts included on a gross basis are $80.4 million and $71.5 million for the three months ended June 30, 2017 and 2016, respectively, and $152.1 million and $134.0 million for the six months ended June 30, 2017 and 2016, respectively.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. We recognized a loss of $8.1 million and a gain of $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and losses of $10.8 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02 which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach. To evaluate the impact of the adoption of this guidance, we are currently reviewing our existing leases and evaluating contracts to determine what might be considered a lease under the new guidance.

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

In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date for one year. We can elect to adopt the provisions of ASU No. 2014-09 for annual periods beginning after December 15, 2017 including interim periods within that reporting period or we can elect to early adopt the guidance as of the original effective date. We expect to adopt a modified retrospective application for annual periods beginning after December 15, 2017. We have initiated an assessment of our systems, data and processes related to the implementation of this guidance. This assessment is expected to be completed during 2017. Additionally, we are currently evaluating our performance obligations and believe that our application of the guidance could result in changes in classification and additional disclosures. We also are evaluating other criteria such as the timing of contract terms, gross and net presentation and other items that the guidance addresses.

3.	Intangible Assets

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(51,730)	$68,270	6.0
Licenses	3,368	(1,171)	2,197	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(53,61)	$70,467
License (Indefinite-lived)	$4,427

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(36,593)	$83,407	6.0
Licenses	3,368	(807)	2,561	5.6
Non-compete agreements	660	(495)	165	1.0
Total intangible assets subject to amortization	$124,028	$(37,895)	$86,133
License (Indefinite-lived)	$4,427

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$7,750	$5,562	$15,665	$10,951

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2018	$26,163
2019	18,489
2020	9,906
2021	75
2022	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(316,186)	$(308,265)		$(7,921)
Current period other comprehensive income before reclassifications	124,236	124,236		—
Amounts reclassified into earnings	20,158	19,949	(1)	209 (2)
Accumulated other comprehensive income (loss) at end of period	$(171,792)	$(164,080	)(3)	$(7,712)

(1)	We refer you to Note 6 — “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.
(3)	Includes $44.4 million of loss expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(414,363)	$(405,945)	$(8,418)
Current period other comprehensive income before reclassifications	75,457	75,457	—
Amounts reclassified into earnings	58,547	58,331 (1)	216 (2)
Accumulated other comprehensive income (loss) at end of period	$(280,359)	$(272,157)	$(8,202)

(1)	We refer you to Note 6— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $856.4 million for the six months ended June 30, 2017 primarily due to the delivery of Norwegian Joy, ships under construction and ship improvement projects.

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

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Fuel swaps designated as hedging instruments
	Prepaid expenses and other assets	$5,955	$20,288	$—	$—
	Other long-term assets	897	—	—	—
	Accrued expenses and other liabilities	1,056	—	41,865	44,271
	Other long-term liabilities	6,255	13,237	34,529	38,608
Foreign currency forward contracts designated as hedging instruments
	Prepaid expenses and other assets	13,509	—	144	—
	Other long-term assets	28,718	14	—	—
	Accrued expenses and other liabilities	2,141	—	4,665	61,788
	Other long-term liabilities	—	—	—	88,920
Interest rate swaps designated as hedging instruments
	Accrued expenses and other liabilities	—	—	2,546	3,331
	Other long-term liabilities	—	—	—	1,151

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

June 30, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$49,079	$(144)	$48,935	$(40,103)	$8,832
Liabilities	83,605	(9,452)	74,153	(3,609)	70,544

December 31, 2016	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$20,302	$—	$20,302	$(14)	$20,288
Liabilities	238,069	(13,237)	224,832	(155,190)	69,642

Fuel Swaps

As of June 30, 2017, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility in fuel prices pertaining to approximately 1.5 million metric tons of our projected fuel purchases.

The effects on the consolidated financial statements of the fuel swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$(4,884)	$85,808	$(31,087)	$76,302
Loss recognized in other income (expense), net – ineffective portion	(431)	(3,524)	(801)	(8,751)
Amount reclassified from accumulated other comprehensive income (loss) into fuel expense	8,584	20,440	16,587	51,577

We had fuel swaps that matured which were not designated as cash flow hedges. These fuel swaps were previously designated as cash flow hedges and were dedesignated due to a change in our expected future fuel purchases mix.

The effects on the consolidated financial statements of the fuel swaps which were dedesignated and recognized into earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss recognized in other income (expense), net	$—	$(92)	$—	$(92)
Amount reclassified from accumulated other comprehensive income (loss) into other income (expense), net	—	1,465	—	2,994

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

The effects on the consolidated financial statements of the foreign currency options which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$330	$330	$660	$660

Foreign Currency Forward Contracts

As of June 30, 2017, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.8 billion, or $2.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2017.

The effects on the consolidated financial statements of the foreign currency forward contracts which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$136,428	$(79,900)	$155,064	$2,611
Gain (loss) recognized in other income (expense), net – ineffective portion	(16)	(2)	(66)	9
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	656	656	1,274	1,301

The effects on the consolidated financial statements of foreign currency forward contracts which were not designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss recognized in other income (expense), net	$—	$(6,133)	$—	$(6,133)

Foreign Currency Collar

We had foreign currency collars that matured and were used to mitigate the volatility of foreign currency exchange rates related to our ship construction contracts denominated in euros.

The effects on the consolidated financial statements of the foreign currency collar which was designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount reclassified from accumulated other comprehensive income (loss) into depreciation and amortization expense	$(91)	$(91)	$(182)	$(182)

The effect on the consolidated financial statements of the foreign currency collar which was not designated as a cash flow hedge was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in other income (expense), net	$—	$(3,313)	$—	$10,312

Interest Rate Swaps

As of June 30, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $250.7 million as of June 30, 2017.

The effects on the consolidated financial statements of the interest rate swaps which were designated as cash flow hedges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in other comprehensive income – effective portion	$(25)	$(901)	$259	$(3,456)
Gain recognized in other income (expense), net – ineffective portion	—	—	—	3
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	765	981	1.610	1,981

Long-Term Debt

As of June 30, 2017 and December 31, 2016, the fair value of our long-term debt, including the current portion, was $6,864.4 million and $6,525.7 million, respectively, which was $48.1 million and $11.6 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

7.	Employee Benefits and Compensation Plans

Share-Based Compensation

As a result of NCLH’s adoption of ASU No. 2016-09, beginning in the first quarter of 2017, NCLH began accounting for forfeitures as they occur, rather than estimating expected forfeitures. Pursuant to the modified-retrospective application, the net cumulative effect of this change was recognized as a $2.2 million increase to retained earnings as of January 1, 2017 (we refer you to our consolidated statements of changes in shareholders’ equity).

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the six months ended June 30, 2017 (excludes the impact of 208,335 previously awarded performance-based options as no grant date has been established):

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2017	7,775,058	432,978	208,333	$48.04	$23.86	$59.43	7.81	$35,429
Granted	—	156,249	—	—	59.43	—	—	—
Exercised	(383,203)	(59,218)	—	28.33	19.00	—	—	—
Forfeited and cancelled	(325,030)	(93,749)	—	55.03	59.43	—	—	—
Outstanding as of June 30, 2017	7,066,825	436,260	208,333	$48.79	$29.62	$59.43	7.44	$61,204

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the six months ended June 30, 2017:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	16,872	$7.63
Granted	—	—
Vested	(11,338)	5.53
Forfeited or expired	—	—
Non-vested and expected to vest as of June 30, 2017	5,534	$11.94

Restricted Share Unit Awards

On March 1, 2017, NCLH granted 1.7 million time-based restricted share unit awards to our employees which vest equally over three years. Additionally, on March 1, 2017, NCLH awarded 121,000 performance-based restricted share units to certain members of our management team which vest upon the achievement of certain pre-established performance targets.

The following is a summary of restricted share unit activity for the six months ended June 30, 2017 (excludes the impact of 171,000 previously awarded performance-based restricted share units as no grant date was established):

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2017	1,305,335	$50.38	—	$—	50,000	$59.43
Granted	1,750,612	50.96	37,500	49.76	—	—
Vested	(440,508)	50.67	(15,000)	49.76	—	—
Forfeited or expired	(36,507)	50.61	(22,500)	49.76	—	—
Non-vested and expected to vest as of June 30, 2017	2,578,932	50.72	—	—	50,000	59.43

The share-based compensation expense for the six months ended June 30, 2017 was $42.2 million of which $38.5 million was recorded in marketing, general and administrative expense and $3.7 million was recorded in payroll and related expense.

8.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of these seven ships was approximately €5.5 billion, or $6.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2017. We have export credit financing in place that provides financing for 80% of each ship’s contract price. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances.

In connection with the contracts to build the ships, we do not anticipate any contractual breach or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount.

Nonetheless, the ultimate outcome of the claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

9.	Other Income (Expense), Net

For the three months ended June 30, 2017, other income (expense), net was a $5.6 million expense which included $8.1 million of losses due to foreign currency exchange partially offset by $2.5 million of gains primarily due to a gain from an insurance claim. For the three months ended June 30, 2016, the $10.8 million expense included $14.5 million of losses due to derivatives partially offset by $3.7 million of foreign currency exchange gains. For the six months ended June 30, 2017, the $8.4 million expense included $10.8 million of foreign currency exchange losses partially offset by $2.4 million of gains primarily due to a gain from an insurance claim. For the six months ended June 30, 2016, the $7.9 million expense included $11.8 million of losses on fuel derivatives partially offset by $3.9 million of gains which was primarily due to forward exchange derivative gains.

10.	Supplemental Cash Flow Information

For the six months ended June 30, 2017 and 2016, we had non-cash investing activities in connection with property and equipment of $10.3 million and $32.0 million, respectively. For the six months ended June 30, 2017, we had non-cash investing activities in connection with capital leases of $5.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
•	the risks and increased costs associated with operating internationally;
•	our expansion into and investments in new markets;
•	breaches in data security or other disturbances to our information technology and other networks;
•	the spread of epidemics and viral outbreaks;
•	adverse incidents involving cruise ships;
•	changes in fuel prices and/or other cruise operating costs;
•	any impairment of our tradenames or goodwill;
•	our hedging strategies;
•	our inability to obtain adequate insurance coverage;
•	our substantial indebtedness, including the ability to raise additional capital to fund our operations, and to generate the necessary amount of cash to service our existing debt;
•	restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;
•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;
•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
•	fluctuations in foreign currency exchange rates;
•	overcapacity in key markets or globally;
•	our inability to recruit or retain qualified personnel or the loss of key personnel;
•	future changes relating to how external distribution channels sell and market our cruises;
•	our reliance on third parties to provide hotel management services to certain ships and certain other services;
•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;
•	our ability to keep pace with developments in technology;
•	amendments to our collective bargaining agreements for crew members and other employee relation issues;
•	the continued availability of attractive port destinations;
•	pending or threatened litigation, investigations and enforcement actions;
•	changes involving the tax and environmental regulatory regimes in which we operate; and
•	other factors set forth under “Risk Factors” in our most recently filed Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).

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

• Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.

• Breakaway Four Loan Facility. €729.9 million Breakaway four loan due 2029.

• Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and a fourth ship on order.

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

In addition, Adjusted Net Revenue and Adjusted Net Yield, which exclude certain business combination accounting entries, are non-GAAP financial measures that we believe are useful as supplemental measures in evaluating the performance of our operating business and provide greater transparency into our results of operations. Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Revenue, Adjusted Net Yield and Adjusted Net Income may not be indicative of future adjustments or results. For example, for the year ended December 31, 2016, we incurred $28.0 million related to the extinguishment of debt due to the refinancing of certain credit facilities. We included this as an adjustment in the reconciliation of Adjusted Net Income since the extinguishment of debt is not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur and is not included in the periods presented within this Form 10-Q.

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

In the third quarter of 2016, based on the performance of the Oceania Cruises reporting unit, we performed an interim goodwill impairment evaluation consisting of a Step I Test. Based on that evaluation, we determined that there was no impairment of goodwill because its fair value exceeded its carrying value. For our annual impairment evaluation, we performed a Step 0 Test for the Norwegian reporting unit and Step I Tests for the Regent Seven Seas and the Oceania Cruises reporting units. As a result of the Step 0 Test for the Norwegian reporting unit, we determined there were no factors indicating it was more likely than not (i.e., more than 50%) that the fair value of the reporting unit was less than its carrying value. Based on the results of the Step 1 Tests, we determined there was no impairment of goodwill because the fair value of the Oceania Cruises and Regent Seven Seas reporting units exceeded their carrying values by 24% and 81%, respectively. However, if the fair value of any reporting unit declines in future periods, its goodwill may become impaired at that time. As of December 31, 2016 and June 30, 2017, there was $523.0 million, $462.1 million and $403.8 million of goodwill for the Oceania Cruises, Regent Seven Seas and Norwegian reporting units, respectively. As of December 31, 2016, our annual review consisting of the Step 0 and Step I Tests supported the carrying values of these assets. Subsequent to December 31, 2016, the Company has continued to monitor the results of each of these reporting units and will perform the necessary tests should events occur or circumstances change that indicate the carrying value of a reporting unit may not be recoverable.

Quarterly Overview

Norwegian Joy was delivered in April 2017. The ship is approximately 168,000 Gross Tons with approximately 3,880 Berths.

Three months ended June 30, 2017 (“2017”) compared to three months ended June 30, 2016 (“2016”)

•	Total revenue increased 13.3% to $1.3 billion compared to $1.2 billion.

•	Net Revenue increased 13.1% to $1.0 billion compared to $0.9 billion.

•	Net income was $201.4 million, compared to $148.1 million.

•	Operating income was $275.8 million compared to $227.8 million.

•	Adjusted Net Income was $235.7 million in 2017, which included $34.3 million of adjustments primarily consisting of expenses related to non-cash compensation and certain other adjustments. Adjusted Net Income was $195.4 million in 2016, which included $47.3 million of adjustments primarily consisting of expenses related to deferred financing fees, derivatives, non-cash compensation and certain other adjustments.

•	Adjusted EBITDA improved 21.0% to $425.6 compared to $351.8 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Passenger ticket	69.8%	69.0%	69.1%	68.8%
Onboard and other	30.2%	31.0%	30.9%	31.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.6%	16.3%	16.7%	16.3%
Onboard and other	6.2%	6.4%	6.1%	6.2%
Payroll and related	14.5%	15.5%	15.5%	16.0%
Fuel	6.4%	6.8%	7.0%	7.2%
Food	3.5%	4.2%	3.8%	4.4%
Other	8.7%	10.3%	9.9%	10.4%
Total cruise operating expense	55.9%	59.5%	59.0%	60.5%
Other operating expense
Marketing, general and administrative	14.4%	12.5%	15.4%	14.5%
Depreciation and amortization	9.2%	8.8%	9.7%	9.1%
Total other operating expense	23.6%	21.3%	25.1%	23.6%
Operating income	20.5%	19.2%	15.9%	15.9%
Non-operating income (expense)
Interest expense, net	(4.8)%	(5.8)%	(4.7)%	(5.7)%
Other income (expense), net	(0.4)%	(0.9)%	(0.3)%	(0.3)%
Total non-operating income (expense)	(5.2)%	(6.7)%	(5.0)%	(6.0)%
Net income before income taxes	15.3%	12.5%	10.9%	9.9%
Income tax expense	(0.3)%	—%	(0.3)%	—%
Net income	15.0%	12.5%	10.6%	9.9%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Passengers carried	569,857	574,838	1,098,211	1,126,313
Passenger Cruise Days	4,517,788	4,237,020	8,748,306	8,522,314
Capacity Days	4,189,750	3,974,508	8,220,366	7,965,450
Occupancy Percentage	107.8%	106.6%	106.4%	107.0%

Net Revenue, Adjusted Net Revenue, Gross Yield, Net Yield and Adjusted Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2017 Constant Currency	2016	2017	2017 Constant Currency	2016
Passenger ticket revenue	$938,014	$948,291	$818,478	$1,724,708	$1,742,798	$1,558,590
Onboard and other revenue	406,089	406,089	368,357	770,176	770,176	705,877
Total revenue	1,344,103	1,354,380	1,186,835	2,494,884	2,512,974	2,264,467
Less:
Commissions, transportation and other expense	223,315	225,429	193,536	417,455	421,947	368,973
Onboard and other expense	83,367	83,367	75,790	151,778	151,778	139,755
Net Revenue	1,037,421	1,045,584	917,509	1,925,651	1,939,249	1,755,739
Non-GAAP Adjustment:
Deferred revenue (1)	—	—	297	—	—	757
Adjusted Net Revenue	$1,037,421	$1,045,584	$917,806	$1,925,651	$1,939,249	$1,756,496
Capacity Days	4,189,750	4,189,750	3,974,508	8,220,366	8,220,366	7,965,450
Gross Yield	$320.81	$323.26	$298.61	$303.50	$305.70	$284.29
Net Yield	$247.61	$249.56	$230.85	$234.25	$235.91	$220.42
Adjusted Net Yield	$247.61	$249.56	$230.92	$234.25	$235.91	$220.51

(1)	Reflects deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules.

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2017 Constant Currency	2016	2017	2017 Constant Currency	2016
Total cruise operating expense	$752,242	$754,209	$705,900	$1,472,040	$1,476,176	$1,370,381
Marketing, general and administrative expense	192,965	193,534	148,569	384,511	385,399	328,159
Gross Cruise Cost	945,207	947,743	854,469	1,856,551	1,861,575	1,698,540
Less:
Commissions, transportation and other expense	223,315	225,429	193,536	417,455	421,947	368,973
Onboard and other expense	83,367	83,367	75,790	151,778	151,778	139,755
Net Cruise Cost	638,525	638,947	585,143	1,287,318	1,287,850	1,189,812
Less: Fuel expense	86,663	86,663	80,607	175,549	175,549	162,279
Net Cruise Cost Excluding Fuel	551,862	552,284	504,536	1,111,769	1,112,301	1,027,533
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	823	823	792	1,646	1,646	1,583
Non-cash share-based compensation (2)	24,017	24,017	16,204	42,220	42,220	31,449
Severance payments and other fees (3)	—	—	869	2,399	2,399	2,899
Acquisition of Prestige expenses (4)	250	250	1,273	500	500	2,514
Other (5)	1,606	1,606	—	1,606	1,606	—
Adjusted Net Cruise Cost Excluding Fuel	$525,166	$525,588	$485,398	$1,063,398	$1,063,930	$989,088

Capacity Days	4,189,750	4,189,750	3,974,508	8,220,366	8,220,366	7,965,450
Gross Cruise Cost per Capacity Day	$225.60	$226.21	$214.99	$225.85	$226.46	$213.24
Net Cruise Cost per Capacity Day	$152.40	$152.50	$147.22	$156.60	$156.67	$149.37
Net Cruise Cost Excluding Fuel per Capacity Day	$131.72	$131.82	$126.94	$135.25	$135.31	$129.00
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$125.35	$125.45	$122.13	$129.36	$129.43	$124.17

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Expenses primarily related to a legal settlement, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	201,441	148,099	264,579	223,072
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	823	792	1,646	1,583
Non-cash share-based compensation (2)	24,017	16,204	42,220	31,449
Severance payments and other fees (3)	—	869	2,399	2,899
Acquisition of Prestige expenses (4)	250	1,273	500	2,514
Deferred revenue (5)	—	297	—	757
Amortization of intangible assets (6)	7,568	5,267	15,136	10,535
Derivative adjustment (7)	—	10,911	—	(1,185)
Deferred financing fees and other (8)	—	11,714	—	11,714
Other (9)	1,606	—	1,606	—
Adjusted Net Income	$235,705	$195,426	$328,086	$283,338

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(6)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(7)	Losses and net gains for the fair value adjustment of a foreign exchange collar which does not receive hedge accounting and losses due to the dedesignation of certain fuel swaps. These adjustments are included in other income (expense), net.
(8)	Expenses primarily related to the write-off of deferred financing fees related to the refinancing of certain credit facilities, which are included in interest expense, net.
(9)	Expenses primarily related to a legal settlement, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$201,441	$148,099	$264,579	$223,072
Interest expense, net	64,196	68,420	117,158	128,174
Income tax expense	4,509	484	5,826	828
Depreciation and amortization expense	123,141	104,610	242,346	205,905
EBITDA	393,287	321,613	629,909	557,979
Other expense (1)	5,609	10,753	8,424	7,948
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	823	792	1,646	1,583
Non-cash share-based compensation (3)	24,017	16,204	42,220	31,449
Severance payments and other fees (4)	—	869	2,399	2,899
Acquisition of Prestige expenses (5)	250	1,273	500	2,514
Deferred revenue (6)	—	297	—	757
Other (7)	1,606	—	1,606	—
Adjusted EBITDA	$425,592	$351,801	$686,704	$605,129

(1)	Primarily consists of gains and losses, net for derivative contracts and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

(4)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Deferred revenue fair value adjustments related to the Acquisition of Prestige that were made pursuant to business combination accounting rules, which are primarily included in passenger ticket revenue.
(7)	Expenses primarily related to a legal settlement, which are included in marketing, general and administrative expense.

Three months ended June 30, 2017 (“2017”) compared to three months ended June 30, 2016 (“2016”)

Revenue

Total revenue increased 13.3% to $1.3 billion in 2017 compared to $1.2 billion in 2016 primarily due to an increase in Capacity Days. Gross Yield increased 7.4%. Net Revenue increased 13.1% in 2017 to $1.0 billion from $0.9 billion in 2016 due to an increase in Capacity Days of 5.4%, an increase in Net Yield of 7.3% and an increase in Occupancy Percentage. The increase in Capacity Days was primarily due to a reduction in the amount of Dry-docks in 2017 compared to 2016 and the delivery of Seven Seas Explorer in June 2016. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue, in 2016, includes a deferred revenue fair value adjustment of $0.3 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 8.1% in 2017 compared to 2016.

Expense

Gross Cruise Cost increased 10.6% in 2017 compared to 2016 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 6.6% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above and crew payroll and related costs which was partially offset by a decrease in repairs and maintenance including Dry-dock expenses. Total other operating expense increased 24.9% in 2017 compared to 2016 due to an increase in marketing, general and administrative expenses and an increase in depreciation and amortization expense. Marketing, general and administrative expenses increased primarily due to an increase in advertising and marketing expenses as well as an increase in share-based compensation. Depreciation and amortization expense increased primarily due to ship improvement projects and the ship additions. On a Capacity Day basis, Net Cruise Cost increased 3.5% (3.6% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses partially offset by a reduction in maintenance and repairs including Dry-dock expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 2.6% (2.7% on a Constant Currency basis) primarily due to the increase in expenses discussed above.

Interest expense, net was $64.2 million in 2017 compared to $68.4 million in 2016. Interest expense for 2017 reflects an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments, as well as higher interest rates due to an increase in LIBOR. Interest expense for 2016 included a write-off of $11.4 million of deferred financing fees related to the refinancing of certain of our credit facilities in 2016.

Other income (expense), net was an expense of $5.6 million in 2017 compared to an expense of $10.8 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives partially offset by income from an insurance settlement. In 2016, the expense was primarily related to unrealized and realized losses on fuel derivative hedge contracts and foreign exchange derivative contracts partially offset by gains on foreign currency exchange.

In 2017, we had an income tax expense of $4.5 million compared to $0.5 million in 2016.

Six months ended June 30, 2017 (“2017”) compared to six months ended June 30, 2016 (“2016”)

Revenue

Total revenue increased 10.2% to $2.5 billion in 2017 compared to $2.3 billion in 2016 primarily due to an increase in Capacity Days. Gross Yield increased 6.8%. Net Revenue increased 9.7% in 2017 to $1.9 billion from $1.8 billion in 2016 due to an increase in Capacity Days of 3.2% and an increase in Net Yield of 6.3%. The increase in Capacity Days was primarily due to the delivery of Seven Seas Explorer in June 2016, Sirena joining our fleet in April 2016 and a reduction in the amount of Dry-docks in 2017 compared to 2016. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and higher onboard and other revenue. Adjusted Net Revenue, in 2016, includes a deferred revenue fair value adjustment of $0.8 million related to the Acquisition of Prestige. On a Constant Currency basis, Net Yield and Adjusted Net Yield increased 7.0% in 2017 compared to 2016.

Expense

Gross Cruise Cost increased 9.3% in 2017 compared to 2016 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total cruise operating expense increased 7.4% in 2017 compared to 2016 primarily due to the increase in Capacity Days as discussed above and crew payroll and related costs. Total other operating expense increased 17.4% in 2017 compared to 2016 due to an increase in marketing, general and administrative expenses and depreciation and amortization expense. Marketing, general and administrative expenses increased primarily due to an increase in advertising and marketing expenses as well as an increase in share-based compensation expense. Depreciation and amortization expense increased primarily due to the ship improvement projects and the ship additions. On a Capacity Day basis, Net Cruise Cost increased 4.8% (4.9% on a Constant Currency basis) due to an increase in marketing, general and administrative expenses and crew payroll and related costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 4.2% on an actual and on a Constant Currency basis primarily due to the increase in expenses discussed above.

Interest expense, net was $117.2 million in 2017 compared to $128.2 million in 2016. Interest expense for 2017 reflects higher interest rates driven by an increase in LIBOR, as well as an increase in average debt balances outstanding primarily associated with the delivery of new ships and newbuild installments. Interest expense for 2016 included a write-off of $11.4 million of deferred financing fees related to the refinancing of certain of our credit facilities in 2016.

Other income (expense), net was an expense of $8.4 million in 2017 compared to an expense of $7.9 million in 2016. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives partially offset by income from an insurance settlement. In 2016, the expense was primarily related to unrealized and realized losses on fuel swap derivative hedge contracts and losses on foreign exchange partially offset by gains on foreign exchange derivative hedge contracts.

In 2017, we had an income tax expense of $5.8 million compared to $0.8 million in 2016.

Liquidity and Capital Resources

General

As of June 30, 2017, our liquidity was $967.2 million consisting of $217.2 million in cash and cash equivalents and $750.0 million under our New Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2017, we had a working capital deficit of $2.2 billion. This deficit included $1.5 billion of advance ticket sales, which represents the revenue we collect in advance of sailing dates, and accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our New Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2017” refer to the six months ended June 30, 2017 and references to “2016” refer to the six months ended June 30, 2016.

Net cash provided by operating activities was $923.6 million in 2017 as compared to $752.7 million in 2016. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Net income increased to $264.6 million in 2017 from $223.1 million in 2016. Advance ticket sales was $400.9 million in 2017 compared to $358.6 million in 2016.

Net cash used in investing activities was $1.1 billion in 2017 primarily related to payments for the delivery of Norwegian Joy, ship improvements and shoreside projects. Net cash used in investing activities was $0.8 billion in 2016 primarily related to payments for the delivery of Seven Seas Explorer, ship improvements, ships under construction and shoreside projects.

Net cash provided by financing activities was $268.1 million in 2017 primarily due to the proceeds from our Breakaway Four Loan Facility partially offset by the repayments of other loan facilities, our net repayment of our New Revolving Loan Facility and deferred financing fees and other. Net cash provided by financing activities was $73.5 million in 2016 primarily due to net proceeds of our New Revolving Loan Facility and other loan facilities partially offset by the issuance of a dividend for the repurchase of NCLH’s ordinary shares in 2016 and deferred financing fees and other in 2016.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations. As of June 30, 2017, our anticipated capital expenditures were $0.3 billion for the remainder of 2017, $1.4 billion for the year ending December 31, 2018 and $1.2 billion for the year ending December 31, 2019, of which we have export credit financing in place for the expenditures related to ship construction contracts of $48.2 million for the remainder of 2017, $0.8 billion for 2018 and $0.6 billion for 2019.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. These four ships are each approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have two Breakaway Plus Class Ships on order for delivery in the spring of 2018 and fall of 2019, respectively. These ships are approximately 168,000 Gross Tons each with approximately 4,000 Berths each. The combined contract price of these seven ships was approximately €5.5 billion, or $6.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2017. We have export credit financing in place that provides financing for 80% of each ship’s contract price. For ships expected to be delivered after 2023, the contract price is subject to adjustment under certain circumstances.

In connection with the contracts to build the ships, we do not anticipate any contractual breaches or cancellation to occur. However, if any would occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three and six months ended June 30, 2017 was $7.1 million and $15.6 million, respectively, and for the three and six months ended June 30, 2016 was $8.9 million and $16.0 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2017, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,816,695	$600,500	$1,239,407	$3,265,429	$1,711,359
Operating leases (2)	144,595	15,893	30,692	28,449	69,561
Ship construction contracts (3)	6,070,769	1,103,593	1,366,011	1,078,537	2,522,628
Port facilities (4)	252,159	42,996	61,018	49,043	99,102
Interest (5)	1,054,239	235,590	404,680	243,136	170,833
Other (6)	174,101	52,545	70,832	31,534	19,190
Total	$14,512,558	$2,051,117	$3,172,640	$4,696,128	$4,592,673

(1)	Includes premiums aggregating $0.5 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2017. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2017.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of June 30, 2017.

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

Interest Rate Risk

As of June 30, 2017, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2017, 61% of our debt was fixed and 39% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2017 was $250.7 million. Based on our June 30, 2017 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $26.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2017, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.5 billion, or $4.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2017. We estimate that a 10% change in the euro as of June 30, 2017 would result in a $0.4 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.5% and 11.4% for the three months ended June 30, 2017 and 2016, respectively, and 11.9% and 11.8% for the six months ended June 30, 2017 and 2016, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2017, we had hedged approximately 76%, 65%, 48% and 26% of our remaining 2017, 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2017 fuel expense by $15.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $9.0 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our 2016 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 2, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 4, 2014 (File No. 001-35784))

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 6, 2014, by and among Prestige Cruises International, Inc., Norwegian Cruise Line Holdings Ltd., Portland Merger Sub, Inc. and Apollo Management, L.P. (incorporated herein by reference to Exhibit 2.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 8, 2014 (File No. 001-35784))

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016;

(ii)	the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016;

(iii)	the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016;

(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.

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

Dated: August 9, 2017

