Form 10-Q
period 2018-03-31
NCL CORP Ltd.
filed 2018-05-07
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 31,164,004 ordinary shares outstanding as of May 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Revenue
Passenger ticket	$889,866	$786,694
Onboard and other	403,537	364,087
Total revenue	1,293,403	1,150,781
Cruise operating expense
Commissions, transportation and other	218,340	194,140
Onboard and other	70,688	68,411
Payroll and related	209,824	192,636
Fuel	93,431	88,886
Food	50,656	46,178
Other	125,152	129,547
Total cruise operating expense	768,091	719,798
Other operating expense
Marketing, general and administrative	225,758	191,546
Depreciation and amortization	131,244	119,205
Total other operating expense	357,002	310,751
Operating income	168,310	120,232
Non-operating income (expense)
Interest expense, net	(59,698)	(52,962)
Other income (expense), net	(1,666)	(2,815)
Total non-operating income (expense)	(61,364)	(55,777)
Net income before income taxes	106,946	64,455
Income tax expense	(1,563)	(1,317)
Net income	$105,383	$63,138

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$105,383	$63,138
Other comprehensive income:
Shipboard Retirement Plan	105	105
Cash flow hedges:
Net unrealized gain (loss)	48,576	(7,283)
Amount realized and reclassified into earnings	(1,785)	9,705
Total other comprehensive income	46,896	2,527
Total comprehensive income	$152,279	$65,665

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$298,791	$170,757
Accounts receivable, net	41,159	43,961
Inventories	80,427	82,121
Prepaid expenses and other assets	336,877	216,111
Total current assets	757,254	512,950
Property and equipment, net	11,085,572	11,040,488
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	432,182	310,445
Total assets	$14,481,464	$14,070,339
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$772,187	$619,373
Accounts payable	65,573	53,317
Accrued expenses and other liabilities	533,105	512,504
Due to NCLH	61,684	61,732
Advance ticket sales	1,720,505	1,303,498
Total current liabilities	3,153,054	2,550,424
Long-term debt	5,580,290	5,688,392
Other long-term liabilities	168,294	162,919
Total liabilities	8,901,638	8,401,735
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2018 and December 31, 2017	37	37
Additional paid-in capital	3,890,517	3,874,586
Accumulated other comprehensive income (loss)	72,149	25,253
Retained earnings	1,617,123	1,768,728
Total shareholders’ equity	5,579,826	5,668,604
Total liabilities and shareholders’ equity	$14,481,464	$14,070,339

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$105,383	$63,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	134,546	121,593
(Gain) loss on derivatives	(10)	406
Deferred income taxes, net	795	1,079
Provision for bad debts and inventory	1,266	323
Share-based compensation expense	28,102	18,203
Changes in operating assets and liabilities:
Accounts receivable, net	1,618	14,943
Inventories	1,363	(5,184)
Prepaid expenses and other assets	(45,099)	(8,815)
Accounts payable	13,279	27,416
Accrued expenses and other liabilities	(4,140)	(20,318)
Advance ticket sales	375,638	222,935
Net cash provided by operating activities	612,741	435,719
Cash flows from investing activities
Additions to property and equipment, net	(143,874)	(117,777)
Promissory note receipts	249	—
Net cash used in investing activities	(143,625)	(117,777)
Cash flows from financing activities
Repayments of long-term debt	(252,826)	(465,237)
Proceeds from long-term debt	290,878	236,000
Due to NCLH, net	(48)	8,967
Dividends	(257,000)	—
Net share settlement of restricted share units	(12,171)	(4,550)
Deferred financing fees	(109,915)	(1,404)
Net cash used in financing activities	(341,082)	(226,224)
Net increase in cash and cash equivalents	128,034	91,718
Cash and cash equivalents at beginning of period	170,757	126,041
Cash and cash equivalents at end of period	$298,791	$217,759

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2016	$37	$3,796,042	$(316,186)	$1,007,780	$4,487,673
Share-based compensation	—	18,203	—	—	18,203
Net share settlement of restricted share units	—	(4,550)	—	—	(4,550)
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—
Other comprehensive income, net	—	—	2,527	—	2,527
Net income	—	—	—	63,138	63,138
Balance, March 31, 2017	37	3,807,542	(313,659)	1,073,071	4,566,991

Balance, December 31, 2017	$37	$3,874,586	$25,253	$1,768,728	$5,668,604
Share-based compensation	—	28,102	—	—	28,102
Net share settlement of restricted share units	—	(12,171)	—	—	(12,171)
Cumulative change in accounting policy	—	—	(12)	12	—
Other comprehensive income, net	—	—	46,908	—	46,908
Dividends	—	—	—	(257,000)	(257,000)
Net income	—	—	—	105,383	105,383
Balance, March 31, 2018	$37	$3,890,517	$72,149	$1,617,123	$5,579,826

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Prestige Cruise Holdings S. de R.L. (formerly Prestige Cruise Holdings, Inc.), Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. DE R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises), (vi) “Apollo” refers to Apollo Global Management, LLC, its subsidiaries and the affiliated funds it manages and the “Apollo Holders” refers to one or more of NCL Athene LLC, AIF VI NCL (AIV), L.P., AIF VI NCL (AIV II), L.P., AIF VI NCL (AIV III), L.P., AIF VI NCL (AIV IV), L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware 892) VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Germany) VI, L.P., AAA Guarantor — Co-Invest VII, L.P., AIF VI Euro Holdings, L.P., AIF VII Euro Holdings, L.P., Apollo Alternative Assets, L.P., Apollo Management VI, L.P. and Apollo Management VII, L.P. and (vii) “Genting HK” refers to Genting Hong Kong Limited and/or its affiliates (formerly Star Cruises Limited and/or its affiliates) (Genting HK owns NCLH’s ordinary shares indirectly through Star NCLC Holdings Ltd., its Bermuda wholly-owned subsidiary (“Star NCLC”)). References to the “U.S.” are to the United States of America, and “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euros” or “€” are to the official currency of the Eurozone.

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2018, we had 25 ships with approximately 50,400 Berths, excluding Norwegian Bliss, which was delivered on April 19, 2018 (we refer you to Note 12— “Subsequent Events”). We plan to introduce six additional ships through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Norwegian Encore is on order for delivery in the fall of 2019. We also have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. Project Leonardo will introduce an additional four ships with expected delivery dates through 2025. These additions to our fleet (exclusive of the option for two additional ships) will increase our total Berths to approximately 72,300.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Revenue and Expense Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”) - Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition. Using the modified retrospective method, we applied the new requirements to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Nature of goods and services

We offer our guests a multitude of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, as well as meals and entertainment. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, pre-cruise hotel packages, and on some of the exotic itineraries, pre or post land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place. Passenger ticket revenue also includes full ship charters as well as port fees and taxes.

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, gift shop purchases, spa services, photo services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a fixed percentage of the gross sales derived from these concessions. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

Timing of satisfaction of performance obligations and significant payment terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is normally due between 75 days and 180 days before the voyage. Deposits on advance ticket sales are deferred when received, and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. The inception of substantive cancellation penalties generally coincides with the dates that final payment is due, and penalties generally increase as the voyage sail date approaches. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Onboard goods and services rendered may be paid at disembarkation. A receivable is recognized for onboard goods and services rendered when the voyage is not completed before the end of the period.

Cruises that are reserved under full ship charter agreements are subject to the payment terms of the specific agreement and may be either cancelable or non-cancelable. Deposits received on charter voyages are deferred when received and included in advance ticket sales. Deferred amounts are subsequently recognized as revenue ratably over the voyage sailing dates.

Financial statement presentation

As of January 1, 2018, in connection with the adoption of Topic 606, we reclassified $51.6 million of deferred costs associated with obtaining customer contracts to prepaid expenses and other assets from advance ticket sales.

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent, constitutes a business for which discrete financial information is available and management regularly reviews the brand level operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins and similar products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests has historically approximated 75-80%. No other individual country’s revenues exceed 10% in any given period.

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
North America	$875,179	$850,671
Europe	31,070	26,162
Asia-Pacific	267,718	133,430
Other	119,436	140,518
	$1,293,403	$1,150,781

Contract Balances

Receivables from customers are included within accounts receivables, net. As of March 31, 2018 and January 1, 2018, our receivables from customers were $12.2 million and $13.8 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. As of March 31, 2018 and January 1, 2018, our contract liabilities were $1.2 billion and $1.0 billion, respectively. Of the amounts included within contract liabilities, approximately 50% were refundable in accordance with our cancellation policies. For the three months ended March 31, 2018, $0.8 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

Our revenue is seasonal and based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods. This seasonality will result in higher contract liability balances as a result of an increased number of reservations preceding peak demand periods. The addition of new ships also increases the contract liability balances prior to a new ship’s delivery, as staterooms are usually made available for reservation prior to the inaugural cruise. Norwegian Bliss, with approximately 4,000 berths, adding 8% capacity to our fleet, was delivered on April 19, 2018 (we refer you to Note 12— “Subsequent Events”).

Practical Expedients and Exemptions

We do not disclose information about remaining performance obligations that have original expected durations of one year or less. We recognize revenue in an amount that corresponds directly with the value to the customer of our performance completed to date. Variable consideration, which will be determined based on a future rate and passenger count, is excluded from the disclosure and these amounts are not material. These variable non-disclosed contractual amounts relate to our non-cancelable charter agreements and a leasing arrangement with a certain port, both of which are long-term in nature. Amounts that are fixed in nature due to the application of minimum guarantees are also not material and are not disclosed.

Contract Costs

Management expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets and port taxes and fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. As of March 31, 2018, $115.0 million of costs incurred to obtain customers and $25.0 million of costs to fulfill contracts with customers are recognized as assets within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commission, transportation and other expense.

Impacts on Financial Statements

The adoption of Topic 606 does not change the timing, classification or amount of revenue recognized from customers in our consolidated financial statements nor does it change the timing, classification or amount of incremental costs to obtain and fulfill those contracts with customers. Therefore, the adoption had no impact on our consolidated statement of operations or consolidated statement of comprehensive income.

The following table summarizes the impacts of Topic 606 adoption on our consolidated balance sheet which has been adjusted for deferred contract costs that would have been included, net, in Advance ticket sales as of March 31, 2018 (in thousands):

	As reported	Adjustments	Balances without adoption of Topic 606
Prepaid expenses and other assets	$336,877	$(68,230)	$268,647
Total assets	14,481,464	(68,230)	14,413,234
Advance ticket sales	1,720,505	(68,230)	1,652,275
Total liabilities and shareholders’ equity	$14,481,464	$(68,230)	$14,413,234

The following table summarizes the impacts of our adoption of Topic 606 on our consolidated statement of cash flows for the three months ended March 31, 2018 (in thousands):

	As reported	Adjustments	Balances without adoption of Topic 606
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(45,099)	$16,631	$(28,468)
Advance ticket sales	375,638	(16,631)	359,007
Net cash provided by operating activities	$612,741	$—	$612,741

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net and such losses were approximately $1.8 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued and Adopted Accounting Guidance

In December 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. The SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes required by the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of March 31, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the Act for the Company was a $4.5 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) that was recorded in 2017 as a discrete tax benefit as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The tax benefit represents a provisional amount and the Company’s current best estimates. Any adjustments recorded to the provisional amount through the end of 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance. Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect to early adopt this guidance. We will evaluate the impact of this guidance to our consolidated financial statements upon adoption of the guidance.

On January 1, 2018, we adopted ASU No. 2016-16 which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. No cumulative-effect adjustment was necessary as the Company did not have previously unamortized deferred income tax expense from past intra-entity transfers. The adoption does not have an impact on continuing operations, net income or any other financial statement line items for the current period.

On January 1, 2018, we adopted ASU No. 2017-12 which simplifies the accounting for derivatives. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Upon adoption, the guidance required a cumulative effect adjustment, relating to the elimination of the separate measurement of ineffectiveness for cash flow hedges, to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings, which was not material to our financial statements (we refer you to Note 7.— “Fair Value Measurements and Derivatives”).

3.	Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(73,088)	$46,912	6.0
Licenses	3,368	(1,883)	1,485	5.6
Total intangible assets subject to amortization	$123,368	$(74,971)	$48,397

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(66,866)	$53,134	6.0
Licenses	3,368	(1,601)	1,767	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(69,127)	$54,901

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$6,504	$7,915

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2019	$18,489
2020	9,906
2021	75
2022	75
2023	75

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$25,253	$33,214		$(7,961)
Current period other comprehensive income before reclassifications	48,576	48,576		—
Amounts reclassified into earnings	(1,680)	(1,785	)(1)	105 (2)
Accumulated other comprehensive income (loss) at end of period	$72,149	$80,005	(3)	$(7,856)

(1)	We refer you to Note 7 — “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense).

(3)	Includes $9.5 million of gain expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive income (loss) for the three months ended March 31, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(316,186)	$(308,265)	$(7,921)
Current period other comprehensive income before reclassifications	(7,283)	(7,283)	—
Amounts reclassified into earnings	9,810	9,705 (1)	105 (2)
Accumulated other comprehensive income (loss) at end of period	$(313,659)	$(305,843)	$(7,816)

(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $45.1 million for the three months ended March 31, 2018 primarily due to ships under construction and ship improvement projects. Norwegian Bliss was delivered on April 19, 2018 (we refer you to Note 12— “Subsequent Events”).

6.	Related Party Disclosures

In March 2018, as part of a public equity offering of NCLH’s ordinary shares owned by the Apollo Holders and Genting HK, we issued a dividend for the repurchase of 4,722,312 of NCLH’s ordinary shares sold in the offering for approximately $263.5 million pursuant to NCLH’s then existing share repurchase program. As of March 31, 2018, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Apollo Holders	15,728,782	7.0%
Genting HK	3,148,307	1.4%

7.	Fair Value Measurements and Derivatives

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement dates.

Level 2 — Significant other observable inputs that are used by market participants in pricing the asset or liability based on market data obtained from independent sources.

Level 3 — Significant unobservable inputs we believe market participants would use in pricing the asset or liability based on the best information available.

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions that we have established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

As of March 31, 2018, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.1 million metric tons of our projected fuel purchases.

As of March 31, 2018, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.9 billion, or $2.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2018.

As of March 31, 2018, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $218.6 million as of March 31, 2018.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Fuel contracts designated as hedging instruments
	Prepaid expenses and other assets	$17,637	$19,220	$3,089	$2,406
	Other long-term assets	14,540	19,854	4,152	3,469
	Accrued expenses and other liabilities	60	—	3,107	3,348
	Other long-term liabilities	130	576	2,913	2,148
Foreign currency contracts designated as hedging instruments
	Prepaid expenses and other assets	78,438	52,300	71	730
	Other long-term assets	112,777	85,081	—	—
Interest contracts designated as hedging instruments
	Accrued expenses and other liabilities	—	—	332	1,020
Total derivatives designated as hedging instruments		$223,582	$177,031	$13,664	$13,121

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

March 31, 2018	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$223,392	$(7,312)	$216,080	$(117,233)	$98,847
Liabilities	6,352	(190)	6,162	(332)	5,830

December 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$176,455	$(6,605)	$169,850	$(127,924)	$41,926
Liabilities	6,516	(576)	5,940	(1,020)	4,920

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

Derivatives	Amount of gain or (loss) recognized in other comprehensive income		Location of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017		Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Fuel contracts	$(6,012)	$(26,203)	Fuel	$3,525	$(8,003)
Foreign currency contracts	54,493	18,636	Depreciation and amortization expense	(1,159)	(857)
Interest rate contracts	95	284	Interest expense, net	(581)	(845)
Total gain (loss) recognized in other comprehensive income	$48,576	$(7,283)		$1,785	$(9,705)

The effects of cash flow hedge accounting on the consolidated financial statements of operations were as follows (in thousands):

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Fuel	Depreciation and amortization	Interest expense, net	Fuel	Depreciation and amortization	Interest expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$93,431	$131,244	$59,698	$88,886	$119,205	$52,962

The effects of cash flow hedges:
Fuel contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	3,525	—	—	(8,003)	—	—

Foreign currency contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	—	(1,159)	—	—	(857)	—

Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	—	—	(581)	—	—	(845)

Long-Term Debt

As of March 31, 2018 and December 31, 2017, the fair value of our long-term debt, including the current portion, was $6,457.9 million and $6,448.6 million, respectively, which was $5.8 million lower and $23.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.	Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the three months ended March 31, 2018:

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2018	6,580,898	373,969	208,333	$49.18	$31.39	$59.43	6.99	$50,021
Granted	—	208,335	—	—	59.43	—	—	—
Exercised	(117,805)	—	—	39.27	—	—	—	—
Forfeited and cancelled	(60,083)	(52,084)	—	52.08	59.43	—	—	—
Outstanding as of March 31, 2018	6,403,010	530,220	208,333	$49.34	$39.65	$59.43	6.77	$47,171

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the three months ended March 31, 2018:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	858	$58.33
Granted	—	—
Vested	(429)	58.25
Forfeited or expired	—	—
Non-vested and expected to vest as of March 31, 2018	429	$58.41

Restricted Share Unit Awards

On March 1, 2018, NCLH granted 1.6 million time-based restricted share unit awards to our employees which vest equally over three years. Additionally, on February 27, 2018 and March 1, 2018, NCLH granted 0.3 million and 0.5 million performance-based restricted share units, respectively, to certain members of our management team which vest upon the achievement of certain pre-established performance targets.

The following is a summary of restricted share unit activity for the three months ended March 31, 2018:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	2,555,477	$50.86	—	$—	50,000	$59.43
Granted	1,606,156	56.74	843,998	56.58	—	—
Vested	(938,637)	56.68	—
Forfeited or expired	(39,872)	52.72	(12,500)	59.43	—	—
Non-vested and expected to vest as of March 31, 2018	3,183,124	$53.90	831,498	$55.94	50,000	$59.43

The share-based compensation expense for the three months ended March 31, 2018 was $28.1 million of which $24.7 million was recorded in marketing, general and administrative expense and $3.4 million was recorded in payroll and related expense. The share-based compensation expense for the three months ended March 31, 2017 was $18.2 million of which $17.4 million was recorded in marketing, general and administrative expense and $0.8 million was recorded in payroll and related expense.

9.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Each of the four Project Leonardo ships is approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. Norwegian Bliss was delivered on April 19, 2018 (we refer you to Note 12— “Subsequent Events”). We have one additional Breakaway Plus Class Ship, Norwegian Encore, on order for delivery in the fall of 2019. Each of Norwegian Bliss and Norwegian Encore is approximately 168,000 Gross Tons with approximately 4,000 Berths. The combined contract price of these seven ships (exclusive of the option for two additional ships) was approximately €5.6 billion, or $6.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2018. We have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. For ships expected to be delivered after 2023, the contract prices are subject to adjustment under certain circumstances.

In connection with the contracts to build these ships, we do not anticipate any contractual breach or cancellation to occur. However, if any were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

10.	Other Income (Expense), Net

For the three months ended March 31, 2018, other income (expense), net was a $1.7 million expense, primarily due to foreign currency exchange losses. For the three months ended March 31, 2017, the $2.8 million expense was due to foreign currency exchange and fuel swap derivative losses.

11.	Supplemental Cash Flow Information

For the three months ended March 31, 2018 and 2017, we had non-cash investing activities in connection with property and equipment of $25.7 million and $23.0 million, respectively.

12.	Subsequent Events

On April 19, 2018, we took delivery of Norwegian Bliss. To finance the payment due upon delivery, we had export financing in place for 80% of the contract price. The associated $850.0 million term loan bears interest at 3.92% with a maturity date of April 19, 2030. Principal and interest payments shall be paid semiannually.

On April 17, 2018, the Board of Directors of NCLH approved a three-year share repurchase program under which NCLH may purchase up to $1.0 billion of its ordinary shares (the “Repurchase Program”). Pursuant to the Repurchase Program, NCLH may repurchase its ordinary shares from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations.

On April 4, 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.750% Senior Notes due 2021 (the “Notes”) at a price equal to 100% of the principal amount of the Notes being redeemed and paid the premium of $5.2 million and accrued interest of $1.9 million. The redemption also resulted in a write off of $1.2 million of certain fees. Following the partial redemption, $565.0 million aggregate principal amount of Notes remained outstanding. The redemption of the Notes resulted in a reclassification of $135.0 million to short-term debt in the consolidated balance sheet as of March 31, 2018.

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

• Acquisition of Prestige. In November 2014 we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.

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

• Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and a fourth ship on order, Norwegian Encore.

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

• Revolving Loan Facility. $875.0 million senior secured revolving credit facility maturing on June 6, 2021.

• ROI Capital Expenditures. Comprised of project-based capital expenditures which have a quantified return on investment.

• SEC. U.S. Securities and Exchange Commission.

• Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in March 2018, November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.

• Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income to enable us to analyze our performance. See “Terminology” for the definitions of these non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results.

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

Financial Presentation

Revenue from our cruise and cruise-related activities are categorized by us as “passenger ticket revenue” and “onboard and other revenue.” Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

•	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.

•	Onboard and other primarily consists of direct costs that are incurred in connection with onboard and other revenue. These include costs incurred in connection with casino, beverage sales and shore excursions.

•	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.

•	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.

•	Food consists of food costs for passengers and crew on certain ships.

•	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Quarterly Overview

Three months ended March 31, 2018 (“2018”) compared to three months ended March 31, 2017 (“2017”)

•	Total revenue increased 12.4% to $1.3 billion compared to $1.2 billion.

•	Net Revenue increased 13.1% to $1.0 billion compared to $0.9 billion.

•	Net income was $105.4 million compared to $63.1 million.

•	Operating income was $168.3 million compared to $120.2 million.

•	Adjusted Net Income was $139.6 million in 2018, which included $34.2 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments. Adjusted Net Income was $92.4 million in 2017, which included $29.2 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments.

•	Adjusted EBITDA improved 25.3% to $327.2 million compared to $261.1 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2018	2017
Revenue
Passenger ticket	68.8%	68.4%
Onboard and other	31.2%	31.6%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.9%	16.9%
Onboard and other	5.5%	5.9%
Payroll and related	16.2%	16.7%
Fuel	7.2%	7.7%
Food	3.9%	4.0%
Other	9.7%	11.3%
Total cruise operating expense	59.4%	62.5%
Other operating expense
Marketing, general and administrative	17.5%	16.7%
Depreciation and amortization	10.1%	10.4%
Total other operating expense	27.6%	27.1%
Operating income	13.0%	10.4%
Non-operating income (expense)
Interest expense, net	(4.6)%	(4.6)%
Other income (expense), net	(0.1)%	(0.2)%
Total non-operating income (expense)	(4.7)%	(4.8)%
Net income before income taxes	8.3%	5.6
Income tax expense	(0.1)%	(0.1)%
Net income	8.2%	5.5%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2018	2017
Passengers carried	617,440	528,354
Passenger Cruise Days	4,724,604	4,230,518
Capacity Days	4,466,471	4,030,616
Occupancy Percentage	105.8%	105.0%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2018	2018 Constant Currency	2017
Passenger ticket revenue	$889,866	$876,793	$786,694
Onboard and other revenue	403,537	403,537	364,087
Total revenue	1,293,403	1,280,330	1,150,781
Less:
Commissions, transportation and other expense	218,340	215,291	194,140
Onboard and other expense	70,688	70,688	68,411
Net Revenue	1,004,375	994,351	888,230
Capacity Days	4,466,471	4,466,471	4,030,616
Gross Yield	$289.58	$286.65	$285.51
Net Yield	$224.87	$222.63	$220.37

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2018	2018 Constant Currency	2017
Total cruise operating expense	$768,091	$763,593	$719,798
Marketing, general and administrative expense	225,758	223,435	191,546
Gross Cruise Cost	993,849	987,028	911,344
Less:
Commissions, transportation and other expense	218,340	215,291	194,140
Onboard and other expense	70,688	70,688	68,411
Net Cruise Cost	704,821	701,049	648,793
Less: Fuel expense	93,431	93,431	88,886
Net Cruise Cost Excluding Fuel	611,390	607,618	559,907
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	542	542	823
Non-cash share-based compensation (2)	28,102	28,102	18,203
Severance payments and other fees (3)	—	—	2,399
Acquisition of Prestige expenses (4)	—	—	250
Other (5)	(992)	(992)	—
Adjusted Net Cruise Cost Excluding Fuel	$583,738	$579,966	$538,232
Capacity Days	4,466,471	4,466,471	4,030,616
Gross Cruise Cost per Capacity Day	$222.51	$220.99	$226.11
Net Cruise Cost per Capacity Day	$157.80	$156.96	$160.97
Net Cruise Cost Excluding Fuel per Capacity Day	$136.88	$136.04	$138.91
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$130.69	$129.85	$133.54

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$105,383	$63,138
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	863	823
Non-cash share-based compensation (2)	28,102	18,203
Severance payments and other fees (3)	—	2,399
Acquisition of Prestige expenses (4)	—	250
Amortization of intangible assets (5)	6,222	7,568
Other (6)	(992)	—
Adjusted Net Income	$139,578	$92,381

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense).
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other expenses related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.

(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(6)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$105,383	$63,138
Interest expense, net	59,698	52,962
Income tax expense	1,563	1,317
Depreciation and amortization expense	131,244	119,205
EBITDA	297,888	236,622
Other (income) expense, net (1)	1,666	2,815
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	542	823
Non-cash share-based compensation (3)	28,102	18,203
Severance payments and other fees (4)	—	2,399
Acquisition of Prestige expenses (5)	—	250
Other (6)	(992)	—
Adjusted EBITDA	$327,206	$261,112

(1)	Primarily consists of gains and losses, net for derivative contracts and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

Three months ended March 31, 2018 (“2018”) compared to three months ended March 31, 2017 (“2017”)

Revenue

Total revenue increased 12.4% to $1.3 billion in 2018 compared to $1.2 billion in 2017. Gross Yield increased 1.4%. Net Revenue increased 13.1% to $1.0 billion in 2018 from $0.9 billion in 2017 due to an increase in Capacity Days of 10.8% and an increase in Net Yield of 2.0%. The increase in Capacity Days was primarily due to Norwegian Joy joining our fleet in the second quarter of 2017. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing. On a Constant Currency basis, Net Yield increased 1.0%.

Expense

Total cruise operating expense increased 6.7% in 2018 compared to 2017 primarily due to the increase in Capacity Days as discussed above. Gross Cruise Cost increased 9.1% in 2018 compared to 2017 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 14.9% in 2018 compared to 2017. Marketing, general and administrative expenses increased primarily due to incentive compensation. Depreciation and amortization expenses increased primarily due to the addition of Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost decreased 2.0% (2.5% on a Constant Currency basis) due to a decrease in maintenance and repairs including Dry-dock expenses partially offset by an increase in marketing, general and administrative expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day decreased 2.1% (2.8% on a Constant Currency basis).

Interest expense, net was $59.7 million in 2018 compared to $53.0 million in 2017. The increase in interest expense reflects additional debt in connection with the delivery of Norwegian Joy in April 2017, Project Leonardo financing, as well as higher interest rates due to an increase in LIBOR, partially offset by the benefit from the full redemption in October 2017 of our 4.625% Senior Notes due 2020.

Other income (expense), net was an expense of $1.7 million in 2018 compared to an expense of $2.8 million in 2017. In 2018, the expense was primarily related to losses on foreign currency exchange. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives.

In 2018, we had an income tax expense of $1.6 million compared to $1.3 million in 2017.

Liquidity and Capital Resources

General

As of March 31, 2018, our liquidity was $1.2 billion consisting of $298.8 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2018, we had a working capital deficit of $2.4 billion. This deficit included $1.7 billion of advance ticket sales which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2018” refer to the three months ended March 31, 2018 and references to “2017” refer to the three months ended March 31, 2017.

Net cash provided by operating activities was $612.7 million in 2018 as compared to $435.7 million in 2017. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $375.6 million in 2018 compared to $222.9 million in 2017. Without the adoption of ASU No. 2014-09, the Advance ticket sales would have increased by $359.6 million in 2018 (we refer you to Note 2— “Summary of Significant Accounting Policies— Revenue and Expense Recognition” of the Notes to Consolidated Financial Statements for more on the effects of adoption of ASU No. 2014-09).

Net cash used in investing activities was $143.6 million in 2018 and $117.8 million in 2017, primarily related to payments for ships under construction and ship improvement projects.

Net cash used in financing activities was $341.1 million in 2018 primarily due to net repayments of our Revolving Loan Facility and other loan facilities. Additionally, in 2018, we issued a dividend for the repurchase of NCLH ordinary shares and we incurred deferred financing fees related to financing of newbuild ships. In 2017, net cash used in financing activities was $226.2 million primarily due to net repayments of our then existing revolving loan facility and other loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of March 31, 2018, our anticipated capital expenditures were $1.4 billion for the remainder of 2018, $1.3 billion and $0.9 billion for the years ending December 31, 2019 and 2020, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2018, $0.6 billion for 2019 and $0.5 billion for 2020. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional four ships with expected delivery dates through 2025 and we have an option to introduce two additional ships for delivery in 2026 and 2027, subject to certain conditions. Each of the four Project Leonardo ships is approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. Norwegian Bliss was delivered on April 19, 2018 (we refer you to Note 12— “Subsequent Events”). We have one additional Breakaway Plus Class Ship, Norwegian Encore, on order for delivery in the fall of 2019. Each of Norwegian Bliss and Norwegian Encore is approximately 168,000 Gross Tons with approximately 4,000 Berths. The combined contract price of these seven ships (exclusive of the option for two additional ships) was approximately €5.6 billion, or $6.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2018. We have obtained export credit financing for the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. For ships expected to be delivered after 2023, the contract prices are subject to adjustment under certain circumstances.

In connection with the contracts to build these ships, we do not anticipate any contractual breach or cancellation to occur. However, if any were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us, subject to certain refund guarantees, and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2018 and 2017 was $10.1 million and $8.5 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2018, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,463,202	772,187	1,248,165	2,753,129	1,689,721
Operating leases (2)	128,428	15,404	28,872	26,206	57,946
Ship construction contracts (3)	6,255,252	1,051,336	1,345,138	1,171,738	2,687,040
Port facilities (4)	306,293	44,108	78,846	55,565	127,774
Interest (5)	935,758	224,407	378,589	188,192	144,570
Other (6)(7)	1,504,037	237,267	436,407	356,971	473,392
Total	$15,592,970	$2,344,709	$3,516,017	$4,551,801	$5,180,443

(1)	Includes discounts and premiums aggregating $0.5 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2018. Export credit financing is in place from syndicates of banks.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of March 31, 2018.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.
(7)

The table has been updated to reflect revisions to amounts previously included in the Annual Report on Form 10-K for the year ended December 31, 2017 for the periods less than 3 years in the “Other” category.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of March 31, 2018.

In addition, our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of NCLC to make distributions and/or pay dividends to NCLH and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have an impact on our ability to meet any cash obligations.

The impact of changes in world economies and especially the global credit markets can create a challenging environment and may reduce future consumer demand for cruises and adversely affect our counterparty credit risks. In the event this environment deteriorates, our business, financial condition and results of operations could be adversely impacted.

We believe our cash on hand, expected future operating cash inflows, additional available borrowings under our Revolving Loan Facility and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next twelve-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of March 31, 2018, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2018, 56% of our debt was fixed and 44% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2018 was $218.6 million. Based on our March 31, 2018 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $28.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2018, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.3 billion, or $4.1 billion based on the euro/U.S. dollar exchange rate as of March 31, 2018. We estimate that a 10% change in the euro as of March 31, 2018 would result in a $0.4 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.2% and 12.3% for the three months ended March 31, 2018 and 2017, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2018, we had hedged approximately 64%, 48% and 26% of our remaining 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2018 fuel expense by $31.6 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $15.9 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our 2017 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Amendment No. 15, dated March 1, 2018, to Office Lease Agreement, dated December 1, 2006, as amended, by and between SPUS7 Miami ACC, LP and NCL (Bahamas) Ltd.+

10.2*	Transition, Release and Consulting Agreement by and between NCL (Bahamas) Ltd. and Wendy A. Beck, dated February 2, 2018†

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Interim Chief Financial Officer and Senior Vice President, Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Interim Chief Financial Officer and Senior Vice President, Finance pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017;

(ii)	the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017;

(iii)	the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCL CORPORATION LTD.
(Registrant)

By:	/s/ Frank J. Del Rio
Name:	Frank J. Del Rio
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK A. KEMPA
Name:	Mark A. Kempa
Title:	Interim Chief Financial Officer and Senior Vice President, Finance
(Principal Financial Officer)

Dated: May 7, 2018

