Form 10-Q
period 2018-06-30
NCL CORP Ltd.
filed 2018-08-09
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Passenger ticket	$1,077,046	$938,014	$1,966,912	$1,724,708
Onboard and other	445,128	406,089	848,665	770,176
Total revenue	1,522,174	1,344,103	2,815,577	2,494,884
Cruise operating expense
Commissions, transportation and other	249,875	223,315	468,215	417,455
Onboard and other	92,797	83,367	163,485	151,778
Payroll and related	219,337	194,724	429,161	387,360
Fuel	95,212	86,663	188,643	175,549
Food	54,091	47,340	104,747	93,518
Other	151,471	116,833	276,623	246,380
Total cruise operating expense	862,783	752,242	1,630,874	1,472,040
Other operating expense
Marketing, general and administrative	225,665	192,965	451,423	384,511
Depreciation and amortization	140,704	123,141	271,948	242,346
Total other operating expense	366,369	316,106	723,371	626,857
Operating income	293,022	275,755	461,332	395,987
Non-operating income (expense)
Interest expense, net	(72,988)	(64,196)	(132,686)	(117,158)
Other income (expense), net	12,922	(5,609)	11,256	(8,424)
Total non-operating income (expense)	(60,066)	(69,805)	(121,430)	(125,582)
Net income before income taxes	232,956	205,950	339,902	270,405
Income tax expense	(3,416)	(4,509)	(4,979)	(5,826)
Net income	$229,540	$201,441	$334,923	$264,579

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$229,540	$201,441	$334,923	$264,579
Other comprehensive income (loss):
Shipboard Retirement Plan	107	104	212	209
Cash flow hedges:
Net unrealized gain (loss)	(15,894)	131,519	32,682	124,236
Amount realized and reclassified into earnings	(6,723)	10,244	(8,508)	19,949
Total other comprehensive income (loss)	(22,510)	141,867	24,386	144,394
Total comprehensive income	$207,030	$343,308	$359,309	$408,973

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$203,220	$170,757
Accounts receivable, net	44,212	43,961
Inventories	93,136	82,121
Prepaid expenses and other assets	328,737	216,111
Total current assets	669,305	512,950
Property and equipment, net	12,085,701	11,040,488
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	365,999	310,445
Total assets	$15,327,461	$14,070,339
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$679,767	$619,373
Accounts payable	54,676	53,317
Accrued expenses and other liabilities	618,623	512,504
Due to NCLH	53,981	61,732
Advance ticket sales	1,951,701	1,303,498
Total current liabilities	3,358,748	2,550,424
Long-term debt	6,149,221	5,688,392
Other long-term liabilities	183,647	162,919
Total liabilities	9,691,616	8,401,735
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2018 and December 31, 2017	37	37
Additional paid-in capital	3,928,006	3,874,586
Accumulated other comprehensive income	49,639	25,253
Retained earnings	1,658,163	1,768,728
Total shareholders’ equity	5,635,845	5,668,604
Total liabilities and shareholders’ equity	$15,327,461	$14,070,339

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$334,923	$264,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	274,842	248,618
Loss on derivatives	4	375
Deferred income taxes, net	2,131	4,732
Loss on extinguishment of debt	6,346	—
Provision for bad debts and inventory	2,197	535
Share-based compensation expense	59,835	42,220
Net foreign currency adjustments	(3,884)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,087)	12,301
Inventories	(11,422)	(10,814)
Prepaid expenses and other assets	(74,536)	(21,292)
Accounts payable	3,761	10,121
Accrued expenses and other liabilities	54,777	(28,668)
Advance ticket sales	612,332	400,920
Net cash provided by operating activities	1,259,219	923,627
Cash flows from investing activities
Additions to property and equipment, net	(1,251,434)	(1,065,265)
Promissory note receipts	501	—
Settlement of derivatives	64,796	(35,255)
Net cash used in investing activities	(1,186,137)	(1,100,520)
Cash flows from financing activities
Repayments of long-term debt	(906,897)	(921,329)
Proceeds from long-term debt	1,445,352	1,217,060
Due to NCLH, net	(7,751)	9,519
Dividends	(445,500)	—
Contribution from NCLH	7,000	—
Net share settlement of restricted share units	(13,415)	(6,187)
Early redemption premium	(5,154)	—
Deferred financing fees	(114,254)	(31,000)
Net cash provided by (used in) financing activities	(40,619)	268,063
Net increase in cash and cash equivalents	32,463	91,170
Cash and cash equivalents at beginning of period	170,757	126,041
Cash and cash equivalents at end of period	$203,220	$217,211

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2016	$37	$3,796,042	$(316,186)	$1,007,780	$4,487,673
Share-based compensation	—	42,220	—	—	42,220
Net share settlement of restricted share units	—	(6,187)	—	—	(6,187)
Change in accounting policy (share-based forfeitures)	—	(2,153)	—	2,153	—
Other comprehensive income, net	—	—	144,394	—	144,394
Net income	—	—	—	264,579	264,579
Balance, June 30, 2017	$37	$3,829,922	$(171,792)	$1,274,512	$4,932,679

Balance, December 31, 2017	$37	$3,874,586	$25,253	$1,768,728	$5,668,604
Share-based compensation	—	59,835	—	—	59,835
Net share settlement of restricted share units	—	(13,415)	—	—	(13,415)
Contribution from NCLH	—	7,000	—	—	7,000
Cumulative change in accounting policy	—	—	(12)	12	—
Other comprehensive income, net	—	—	24,398	—	24,398
Dividends	—	—	—	(445,500)	(445,500)
Net income	—	—	—	334,923	334,923
Balance, June 30, 2018	$37	$3,928,006	$49,639	$1,658,163	$5,635,845

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

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2018, we had 26 ships with approximately 54,400 Berths. We plan to introduce eight additional ships through 2027, subject to certain conditions. Norwegian Encore is on order for delivery in the fall of 2019. We also have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 78,900.

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

Timing of satisfaction of performance obligations and significant payment terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage. Deposits on advance ticket sales are deferred when received, and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. The inception of substantive cancellation penalties generally coincides with the dates that final payment is due, and penalties generally increase as the voyage sail date approaches. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation. Onboard goods and services rendered may be paid at disembarkation. A receivable is recognized for onboard goods and services rendered when the voyage is not completed before the end of the period.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$851,569	$769,368	$1,726,748	$1,620,039
Europe	432,296	419,944	463,366	446,106
Asia-Pacific	153,673	55,514	421,391	188,944
Other	84,636	99,277	204,072	239,795
Total revenue	$1,522,174	$1,344,103	$2,815,577	$2,494,884

Contract Balances

Receivables from customers are included within accounts receivables, net. As of June 30, 2018 and January 1, 2018, our receivables from customers were $18.3 million and $13.8 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Our contract liabilities are included within advance ticket sales. As of June 30, 2018 and January 1, 2018, our contract liabilities were $1.5 billion and $1.0 billion, respectively. Of the amounts included within contract liabilities, approximately 50% were refundable in accordance with our cancellation policies. Approximately $1.0 billion of the January 1, 2018 contract liability balance has been recognized in revenue for the six months ended June 30, 2018.

Our revenue is seasonal and based on the demand for cruises. Historically, the seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months. This predictable seasonality in demand has resulted in fluctuations by quarter in our revenue and results of operations. The seasonality of our results is increased due to ships being taken out of service for regularly scheduled Dry-docks, which we typically schedule during non-peak demand periods. This seasonality will result in higher contract liability balances as a result of an increased number of reservations preceding these peak demand periods. The addition of new ships also increases the contract liability balances prior to a new ship’s delivery, as staterooms are usually made available for reservation prior to the inaugural cruise. Norwegian Bliss, with approximately 4,000 berths, added 8% capacity to our fleet, was delivered on April 19, 2018.

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

Contract Costs

Management expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets and port taxes and fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. As of June 30, 2018, $140.4 million of costs incurred to obtain customers and $28.9 million of costs to fulfill contracts with customers are recognized as assets within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

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

The following table summarizes the impacts of Topic 606 adoption on our consolidated balance sheet which has been adjusted for deferred contract costs that would have been included, net, in Advance ticket sales as of June 30, 2018 (in thousands):

	As reported	Adjustments	Balances without adoption of Topic 606
Prepaid expenses and other assets	$328,737	$(81,936)	$246,801
Total assets	15,327,461	(81,936)	15,245,525
Advance ticket sales	1,951,701	(81,936)	1,869,765
Total liabilities and shareholders’ equity	$15,327,461	$(81,936)	$15,245,525

The following table summarizes the impacts of our adoption of Topic 606 on our consolidated statement of cash flows for the six months ended June 30, 2018 (in thousands):

	As reported	Adjustments	Balances without adoption of Topic 606
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(74,536)	$30,337	$(44,199)
Advance ticket sales	612,332	(30,337)	581,995
Net cash provided by operating activities	$1,259,219	$—	$1,259,219

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. We recognized a gain of $12.7 million and a loss of $8.1 million for the three months ended June 30, 2018 and 2017, respectively, and a gain of $10.9 million and a loss of $10.8 million for the six months ended June 30, 2018 and 2017, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach. To evaluate the impact of the adoption of this guidance, we have engaged a third party to assist us in our review of existing leases and evaluation of contracts to determine what might be considered a lease under the new guidance. We are also evaluating certain practical expedients offered by the guidance and their effects upon adoption.

In December 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted. Among other provisions, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. The SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes required by the Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of June 30, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the Act for the Company was a $4.5 million reduction of the value of net deferred tax liabilities (which represent future tax expenses) that was recorded in 2017 as a discrete tax benefit as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The tax benefit represents a provisional amount and the Company’s current best estimates. Any adjustments recorded to the provisional amount through the end of 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Act and may change as the Company receives additional clarification and implementation guidance. Other aspects of the Act are either not applicable or not expected to have a material impact on the Company’s financial statements.

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

On January 1, 2018, we adopted ASU No. 2017-12 which simplifies the accounting for derivatives. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Upon adoption, the guidance required a cumulative effect adjustment, relating to the elimination of the separate measurement of ineffectiveness for cash flow hedges, to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings which was not material to our financial statements (we refer you to Note 8. “Fair Value Measurements and Derivatives”).

3.	Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(79,311)	$40,689	6.0
Licenses	3,368	(2,213)	1,155	5.6
Total intangible assets subject to amortization	$123,368	$(81,524)	$41,844

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(66,866)	$53,134	6.0
Licenses	3,368	(1,601)	1,767	5.6
Non-compete agreements	660	(660)	—	1.0
Total intangible assets subject to amortization	$124,028	$(69,127)	$54,901

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$6,553	$7,750	$13,057	$15,665

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2019	$18,489
2020	9,906
2021	75
2022	75
2023	75

4.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income for the six months ended June 30, 2018 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income at beginning of period	$25,253	$33,214		$(7,961)
Current period other comprehensive income before reclassifications	32,682	32,682		—
Amounts reclassified into earnings	(8,296)	(8,508	)(1)	212 (2)
Accumulated other comprehensive income at end of period	$49,639	$57,388	(3)	$(7,749)

(1)	We refer you to Note 8 — “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense).
(3)	Includes $49.3 million of gain expected to be reclassified into earnings in the next 12 months.

Accumulated other comprehensive loss for the six months ended June 30, 2017 was as follows (in thousands):

	Accumulated Other Comprehensive Loss	Change Related to Cash Flow Hedges	Change Related to Shipboard Retirement Plan
Accumulated other comprehensive loss at beginning of period	$(316,186)	$(308,265)	$(7,921)
Current period other comprehensive income before reclassifications	124,236	124,236	—
Amounts reclassified into earnings	20,158	19,949 (1)	209 (2)
Accumulated other comprehensive loss at end of period	$(171,792)	$(164,080)	$(7,712)

(1)	We refer you to Note 8 — “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to payroll and related expense.

5.	Property and Equipment, net

Property and equipment, net increased $1.0 billion for the six months ended June 30, 2018 primarily due to the delivery of Norwegian Bliss and ship improvement projects.

6.	Long-Term Debt

On April 19, 2018, we took delivery of Norwegian Bliss. To finance the payment due upon delivery, we had export financing in place for 80% of the contract price. The associated $850.0 million term loan bears interest at a fixed rate of 3.92% with a maturity date of April 19, 2030. Principal and interest payments are payable semiannually.

On April 4, 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.750% Senior Notes due 2021 (the “Notes”) at a price equal to 100% of the principal amount of the Notes being redeemed and paid the premium of $5.1 million and accrued interest of $1.9 million. The redemption also resulted in a write off of $1.2 million of certain fees. Following the partial redemption, $565.0 million aggregate principal amount of Notes remained outstanding.

7.	Related Party Disclosures

In March 2018, as part of a public equity offering of NCLH’s ordinary shares owned by the Apollo Holders and Genting HK, NCLH repurchased 4,722,312 of its ordinary shares sold in the offering for approximately $263.5 million pursuant to its then existing share repurchase program. As of June 30, 2018, the ownership percentages of NCLH’s ordinary shares were as follows:

Shareholder	Number of Shares	Percentage Ownership
Apollo Holders	15,728,782	7.1%
Genting HK	3,148,307	1.4%

8.	Fair Value Measurements and Derivatives

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

As of June 30, 2018, we had fuel swaps maturing through December 31, 2020 which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.0 million metric tons of our projected fuel purchases.

As of June 30, 2018, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.5 billion, or $1.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2018.

As of June 30, 2018, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. The notional amount of outstanding debt associated with the interest rate swap agreements was $1.0 billion as of June 30, 2018.

The following table sets forth our derivatives measured at fair value and discloses the balance sheet location (in thousands):

		Asset		Liability
	Balance Sheet location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Fuel contracts designated as hedging instruments
	Prepaid expenses and other assets	$48,058	$19,220	$—	$2,406
	Other long-term assets	32,482	19,854	658	3,469
	Accrued expenses and other liabilities	—	—	—	3,348
	Other long-term liabilities	—	576	—	2,148
Foreign currency contracts designated as hedging instruments
	Prepaid expenses and other assets	3,502	52,300	—	730
	Other long-term assets	42,186	85,081	2,960	—
	Other long-term liabilities	—	—	4,760	—
Interest contracts designated as hedging instruments
	Prepaid expenses and other assets	621	—	—	—
	Other long-term assets	1,362	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,020
Total derivatives designated as hedging instruments		$128,211	$177,031	$8,378	$13,121

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

June 30, 2018	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$128,211	$(3,618)	$124,593	$(42,913)	$81,680
Liabilities	4,760	—	4,760	(4,760)	—

December 31, 2017	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$176,455	$(6,605)	$169,850	$(127,924)	$41,926
Liabilities	6,516	(576)	5,940	(1,020)	4,920

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

Derivatives	Amount of gain or (loss) recognized in other comprehensive income		Location of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Fuel contracts	$70,508	$(4,884)	Fuel	$7,904	$(8,584)
Foreign currency contracts	(88,382)	136,428	Depreciation and amortization expense	(899)	(895)
Interest rate contracts	1,980	(25)	Interest expense, net	(282)	(765)
Total gain (loss) recognized in other comprehensive income	$(15,894)	$131,519		$6,723	$(10,244)

The effects of cash flow hedge accounting on the consolidated statements of operations were as follows (in thousands):

	For the Three months Ended June 30, 2018			For the Three months Ended June 30, 2017
	Fuel	Depreciation and amortization	Interest expense, net	Fuel	Depreciation and amortization	Interest expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$95,212	$140,704	$72,988	$86,663	$123,141	$64,196
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	7,904	—	—	(8,584)	—	—
Foreign currency contracts	—	(899)	—	—	(895)	—
Interest rate contracts	—	—	(282)	—	—	(765)

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

Derivatives	Amount of gain or (loss) recognized in other comprehensive income		Location of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Fuel contracts	$64,496	$(31,087)	Fuel	$11,429	$(16,587)
Foreign currency contracts	(33,889)	155,064	Depreciation and amortization expense	(2,058)	(1,752)
Interest rate contracts	2,075	259	Interest expense, net	(863)	(1,610)
Total gain (loss) recognized in other comprehensive income	$32,682	$124,236		$8,508	$(19,949)

The effects of cash flow hedge accounting on the consolidated statements of operations were as follows (in thousands):

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Fuel	Depreciation and amortization	Interest expense, net	Fuel	Depreciation and amortization	Interest expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$188,643	$271,948	$132,686	$175,549	$242,346	$117,156

Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	11,429	—	—	(16,587)	—	—
Foreign currency contracts	—	(2,058)	—	—	(1,752)	—
Interest rate contracts	—	—	(863)	—	—	(1,610)

Long-Term Debt

As of June 30, 2018 and December 31, 2017, the fair value of our long-term debt, including the current portion, was $6,964.9 million and $6,448.6 million, respectively, which was $4.2 million and $23.5 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities resulting in Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates. The calculation of the fair value of our long-term debt is considered a Level 2 input.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.	Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the six months ended June 30, 2018. The amounts include 208,335 of performance-based awards, which were previously awarded, as a grant date had been established in the first quarter of 2018.

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2018	6,580,898	373,969	208,333	$49.18	$31.39	$59.43	6.99	$50,021
Granted	—	208,335	—	—	59.43	—	—	—
Exercised	(468,540)	(106,109)	—	33.46	19.00	—	—	—
Forfeited and cancelled	(169,000)	(52,084)	—	54.75	59.43	—	—	—
Outstanding as of June 30, 2018	5,943,358	424,111	208,333	$50.26	$44.82	$59.43	6.69	$23,885

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the six months ended June 30, 2018:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	858	$58.33
Granted	—	—
Vested	(429)	58.25
Forfeited or expired	—	—
Non-vested and expected to vest as of June 30, 2018	429	$58.41

Restricted Share Unit Awards

On March 1, 2018, NCLH granted 1.6 million time-based restricted share unit awards to our employees which vest equally over three years. Additionally, on March 1, 2018, NCLH granted 0.5 million performance-based restricted share units to certain members of our management team which vest upon the achievement of certain pre-established performance targets (the number reported assumes the maximum level of achievement).

The following is a summary of restricted share unit activity for the six months ended June 30, 2018. The amounts include 0.3 million performance-based restricted share awards, which were previously awarded, as a grant date had been established in the first quarter of 2018 (the number reported assumes the maximum level of achievement).

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2018	2,555,477	$50.86	—	$—	50,000	$59.43
Granted	1,613,077	56.73	843,998	56.58	—	—
Vested	(1,006,184)	50.61	—	—	—	—
Forfeited or expired	(81,980)	53.29	(12,500)	59.43	—	—
Non-vested and expected to vest as of June 30, 2018	3,080,390	$53.96	831,498	$56.58	50,000	$59.43

The share-based compensation expense for the three months ended June 30, 2018 was $31.7 million of which $27.3 million was recorded in marketing, general and administrative expense and $4.4 million was recorded in payroll and related expense. The share-based compensation expense for the six months ended June 30, 2018 was $59.8 million of which $52.1 million was recorded in marketing, general and administrative expense and $7.7 million was recorded in payroll and related expense. The share-based compensation expense for the three months ended June 30, 2017 was $24.0 million of which $21.1 million was recorded in marketing, general and administrative expense and $2.9 million was recorded in payroll and related expense. The share-based compensation expense for the six months ended June 30, 2017 was $42.2 million of which $38.5 million was recorded in marketing, general and administrative expense and $3.7 million was recorded in payroll and related expense.

10.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027, subject to certain conditions. Each of the six Project Leonardo ships is approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have one additional Breakaway Plus Class Ship, Norwegian Encore, on order for delivery in the fall of 2019. Norwegian Encore is approximately 168,000 Gross Tons with approximately 4,000 Berths. The combined contract price of these eight ships was approximately €7.2 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of June 30, 2018. We have obtained export credit financing for six of the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. Two of the Leonardo ships are confirmed orders expected to be delivered in 2026 and 2027, subject to financing (we refer you to Note 13— “Subsequent Event”).

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

11.	Other Income (Expense), Net

For the three and six months ended June 30, 2018, other income (expense), net was income of $12.9 million and $11.3 million, respectively, primarily due to foreign currency exchange gains. For the three and six months ended June 30, 2017, other income (expense) was expense of $5.6 million and $8.4 million, respectively, due to foreign currency exchange losses, partially offset by a gain from an insurance claim.

12.	Supplemental Cash Flow Information

For the six months ended June 30, 2018 and 2017, we had non-cash investing activities in connection with property and equipment of $48.9 million and $10.3 million, respectively. For the six months ended June 30, 2018, we had net foreign currency adjustments of $3.9 million related to euro-denominated debt in connection with the financing for two of our Project Leonardo ships. For the six months ended June 30, 2017, we had non-cash investing activities in connection with capital leases of $5.4 million.

13.	Subsequent Event

On July 11, 2018, NCLC confirmed orders to construct two Project Leonardo ships expected to be delivered in 2026 and 2027. NCLC previously announced the option to order these two ships. The effectiveness of the orders is contingent on NCLC’s entry into committed financing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•	adverse incidents involving cruise ships;

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the spread of epidemics and viral outbreaks;

•	our expansion into and investments in new markets;

•	the risks and increased costs associated with operating internationally;

•	breaches in data security or other disturbances to our information technology and other networks;

•	changes in fuel prices and/or other cruise operating costs;

•	fluctuations in foreign currency exchange rates;

•	overcapacity in key markets or globally;

•	the unavailability of attractive port destinations;

•	evolving requirements and regulations regarding data privacy and protection and any actual or perceived compliance failures by us;

•	our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business;

•	the significant portion of our assets pledged as collateral under our existing debt agreements and the ability of our creditors to accelerate the repayment of our indebtedness;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	our inability to obtain adequate insurance coverage;

•	future changes relating to how external distribution channels sell and market our cruises;

•	pending or threatened litigation, investigations and enforcement actions;

•	our ability to keep pace with developments in technology;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors.”

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

• Breakaway Four Loan. €729.9 million Breakaway four loan maturing in 2029.

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

Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the three and six months ended June 30, 2018, we incurred $6.3 million related to the extinguishment of debt due to the partial redemption of our 4.750% Senior Notes due 2021. We included this as an adjustment in the reconciliation of Adjusted Net Income since the extinguishment of debt is not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur in the comparable prior periods presented with this Form 10-Q and is therefore not included in the prior periods reconciliation.

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

Quarterly Overview

Three months ended June 30, 2018 (“2018”) compared to three months ended June 30, 2017 (“2017”)

•	Total revenue increased 13.2% to $1.5 billion from $1.3 billion.

•	Net Revenue increased 13.7% to $1.2 billion from $1.0 billion.

•	Net income was $229.5 million compared to $201.4 million.

•	Operating income increased to $293.0 million from $275.8 million.

•	Adjusted Net Income was $274.8 million in 2018, which included $45.2 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments. Adjusted Net Income was $235.7 million in 2017, which included $34.3 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments.

•	Adjusted EBITDA improved 9.5% to $466.1 million compared to $425.6 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Passenger ticket	70.8%	69.8%	69.9%	69.1%
Onboard and other	29.2%	30.2%	30.1%	30.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.4%	16.6%	16.6%	16.7%
Onboard and other	6.1%	6.2%	5.8%	6.1%
Payroll and related	14.4%	14.5%	15.2%	15.5%
Fuel	6.2%	6.4%	6.7%	7.0%
Food	3.6%	3.5%	3.7%	3.8%
Other	10.0%	8.7%	9.9%	9.9%
Total cruise operating expense	56.7%	55.9%	57.9%	59.0%
Other operating expense
Marketing, general and administrative	14.8%	14.4%	16.0%	15.4%
Depreciation and amortization	9.2%	9.2%	9.7%	9.7%
Total other operating expense	24.0%	23.6%	25.7%	25.1%
Operating income	19.3%	20.5%	16.4%	15.9%
Non-operating income (expense)
Interest expense, net	(4.8)%	(4.8)%	(4.7)%	(4.7)%
Other income (expense), net	0.8%	(0.4)%	0.4%	(0.3)%
Total non-operating income (expense)	(4.0)%	(5.2)%	(4.3)%	(5.0)%
Net income before income taxes	15.3%	15.3%	12.1%	10.9%
Income tax expense	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Net income	15.1%	15.0%	11.9%	10.6%

The following table sets forth selected statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passengers carried	687,820	598,942	1,305,260	1,127,296
Passenger Cruise Days	4,959,446	4,517,788	9,684,050	8,748,306
Capacity Days	4,550,217	4,189,750	9,016,688	8,220,366
Occupancy Percentage	109.0%	107.8%	107.4%	106.4%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018 Constant Currency	2017	2018	2018 Constant Currency	2017
Passenger ticket revenue	$1,077,046	$1,067,224	$938,014	$1,966,912	$1,944,016	$1,724,708
Onboard and other revenue	445,128	445,128	406,089	848,665	848,665	770,176
Total revenue	1,522,174	1,512,352	1,344,103	2,815,577	2,792,681	2,494,884
Less:
Commissions, transportation and other expense	249,875	247,696	223,315	468,215	462,987	417,455
Onboard and other expense	92,797	92,797	83,367	163,485	163,485	151,778
Net Revenue	$1,179,502	$1,171,859	$1,037,421	$2,183,877	$2,166,209	$1,925,651
Capacity Days	4,550,217	4,550,217	4,189,750	9,016,688	9,016,688	8,220,366
Gross Yield	$334.53	$332.37	$320.81	$312.26	$309.72	$303.50
Net Yield	$259.22	$257.54	$247.61	$242.20	$240.24	$234.25

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018 Constant Currency	2017	2018	2018 Constant Currency	2017
Total cruise operating expense	$862,783	$855,300	$752,242	$1,630,874	$1,618,893	$1,472,040
Marketing, general and administrative expense	225,665	225,000	192,965	451,423	448,436	384,511
Gross Cruise Cost	1,088,448	1,080,300	945,207	2,082,297	2,067,329	1,856,551
Less:
Commissions, transportation and other expense	249,875	247,696	223,315	468,215	462,987	417,455
Onboard and other expense	92,797	92,797	83,367	163,485	163,485	151,778
Net Cruise Cost	745,776	739,807	638,525	1,450,597	1,440,857	1,287,318
Less: Fuel expense	95,212	95,212	86,663	188,643	188,643	175,549
Net Cruise Cost Excluding Fuel	650,564	644,595	551,862	1,261,954	1,252,214	1,111,769
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	542	542	823	1,084	1,084	1,646
Non-cash share-based compensation (2)	31,733	31,733	24,017	59,835	59,835	42,220
Severance payments and other fees (3)	—	—	—	—	—	2,399
Acquisition of Prestige expenses (4)	—	—	250	—	—	500
Other (5)	80	80	1,606	(912)	(912)	1,606
Adjusted Net Cruise Cost Excluding Fuel	$618,209	$612,240	$525,166	$1,201,947	1,192,207	$1,063,398

Capacity Days	4,550,217	4,550,217	4,189,750	9,016,688	9,016,688	8,220,366
Gross Cruise Cost per Capacity Day	$239.21	$237.42	$225.60	$230.94	$229.28	$225.85
Net Cruise Cost per Capacity Day	$163.90	$162.59	$152.40	$160.88	$159.80	$156.60
Net Cruise Cost Excluding Fuel per Capacity Day	$142.97	$141.66	$131.72	$139.96	$138.88	$135.25
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$135.86	$134.55	$125.35	$133.30	$132.22	$129.36

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$229,540	$201,441	$334,923	$264,579
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	864	823	1,727	1,646
Non-cash share-based compensation (2)	31,733	24,017	59,835	42,220
Severance payments and other fees (3)	—	—	—	2,399
Acquisition of Prestige expenses (4)	—	250	—	500
Amortization of intangible assets (5)	6,222	7,568	12,444	15,136
Extinguishment of debt (6)	6,346	—	6,346	—
Other (7)	80	1,606	(912)	1,606
Adjusted Net Income	$274,785	$235,705	$414,363	$328,086

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense).
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(4)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(5)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(6)	Losses on extinguishments of debt due to the partial redemption of our 4.750% Senior Notes due 2021, which are included in interest expense, net.
(7)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$229,540	$201,441	$334,923	$264,579
Interest expense, net	72,988	64,196	132,686	117,158
Income tax expense	3,416	4,509	4,979	5,826
Depreciation and amortization expense	140,704	123,141	271,948	242,346
EBITDA	446,648	393,287	744,536	629,909
Other (income) expense (1)	(12,922)	5,609	(11,256)	8,424
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	542	823	1,084	1,646
Non-cash share-based compensation (3)	31,733	24,017	59,835	42,220
Severance payments and other fees (4)	—	—	—	2,399
Acquisition of Prestige expenses (5)	—	250	—	500
Other (6)	80	1,606	(912)	1,606
Adjusted EBITDA	$466,081	$425,592	$793,287	$686,704

(1)	Primarily consists of gains and losses, net for foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Severance payments and other fees related to restructuring costs and other severance arrangements, which are included in marketing, general and administrative expense.
(5)	Expenses related to the Acquisition of Prestige, which are included in marketing, general and administrative expense.
(6)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Three months ended June 30, 2018 (“2018”) compared to three months ended June 30, 2017 (“2017”)

Revenue

Total revenue increased 13.2% to $1.5 billion in 2018 from $1.3 billion in 2017. Gross Yield increased 4.3%. Net Revenue increased 13.7% to $1.2 billion in 2018 from $1.0 billion in 2017 due to an increase in Capacity Days of 8.6% and an increase in Net Yield of 4.7%. The increase in Capacity Days was primarily due to Norwegian Joy joining our fleet in the second quarter of 2017 and Norwegian Bliss joining our fleet in the second quarter of 2018, partially offset by scheduled Dry-docks. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and Occupancy Percentage. On a Constant Currency basis, Net Yield increased 4.0%.

Expense

Total cruise operating expense increased 14.7% in 2018 compared to 2017 primarily due to the increase in Capacity Days as discussed above. Gross Cruise Cost increased 15.2% in 2018 compared to 2017 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 15.9% in 2018 compared to 2017. Marketing, general and administrative expenses increased primarily due to an increase in incentive compensation. Depreciation and amortization expenses increased primarily due to the addition of Norwegian Joy and Norwegian Bliss and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 7.5% (6.7% on a Constant Currency basis) due to an increase in maintenance and repairs including Dry-dock expenses and an increase in marketing, general and administrative expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 8.4% (7.3% on a Constant Currency basis).

Interest expense, net was $73.0 million in 2018 compared to $64.2 million in 2017. The increase in interest expense reflects additional debt in connection with the delivery of Norwegian Bliss in April 2018, the delivery of Norwegian Joy in April 2017, Project Leonardo financing, as well as higher interest rates due to an increase in LIBOR, partially offset by the benefit from the full redemption in October 2017 of our 4.625% Senior Notes due 2020 and $135.0 million partial redemption in April 2018 of our 4.75% Senior Notes due 2021. Also included in 2018 is the $6.3 million of redemption premium and write-off of fees in connection with the partial redemption mentioned above.

Other income (expense), net was income of $12.9 million in 2018 compared to an expense of $5.6 million in 2017. In 2018, the income was primarily related to gains on foreign currency exchange. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives partially offset by income from an insurance settlement.

In 2018, we had an income tax expense of $3.4 million compared to $4.5 million in 2017.

Six months ended June 30, 2018 (“2018”) compared to six months ended June 30, 2017 (“2017”)

Revenue

Total revenue increased 12.9% to $2.8 billion in 2018 from $2.5 billion in 2017. Gross Yield increased 2.9%. Net Revenue increased 13.4% to $2.2 billion in 2018 from $1.9 billion in 2017 due to an increase in Capacity Days of 9.7% and an increase in Net Yield of 3.4%. The increase in Capacity Days was primarily due to Norwegian Joy joining our fleet in 2017 and Norwegian Bliss joining our fleet in the second quarter of 2018. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing. On a Constant Currency basis, Net Yield increased 2.6%.

Expense

Total cruise operating expense increased 10.8% in 2018 compared to 2017 primarily due to the increase in Capacity Days as discussed above. Gross Cruise Cost increased 12.2% in 2018 compared to 2017 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 15.4% in 2018 compared to 2017. Marketing, general and administrative expenses increased primarily due to an increase in incentive compensation. Depreciation and amortization expenses increased primarily due to the additions of Norwegian Bliss and Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 2.7% (2.0% on a Constant Currency basis) due to an increase in marketing, general and administrative expenses and an increase in maintenance and repairs including Dry-dock expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.0% (2.2% on a Constant Currency basis).

Interest expense, net was $132.7 million in 2018 compared to $117.2 million in 2017. The increase in interest expense reflects additional debt in connection with the delivery of Norwegian Bliss in April 2018, the delivery of Norwegian Joy in April 2017, Project Leonardo financing, as well as higher interest rates due to an increase in LIBOR, partially offset by the benefit from the full redemption in October 2017 of our 4.625% Senior Notes due 2020 and $135.0 million partial redemption in April 2018 of our 4.75% Senior Notes due 2021. Also included in 2018 is the $6.3 million of redemption premium and write-off of fees in connection with the partial redemption mentioned above.

Other income (expense), net was income of $11.3 million in 2018 compared to an expense of $8.4 million in 2017. In 2018, the income was primarily related to gains on foreign currency exchange. In 2017, the expense was primarily related to losses on foreign currency exchange and unrealized and realized losses on derivatives partially offset by an insurance settlement.

In 2018, we had an income tax expense of $5.0 million compared to $5.8 million in 2017.

Liquidity and Capital Resources

General

As of June 30, 2018, our liquidity was $889.2 million consisting of $203.2 million in cash and cash equivalents and $686.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2018, we had a working capital deficit of $2.7 billion. This deficit included $2.0 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2018” refer to the six months ended June 30, 2018 and references to “2017” refer to the six months ended June 30, 2017.

Net cash provided by operating activities was $1.3 billion in 2018 as compared to $923.6 million in 2017. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $612.3 million in 2018 compared to $400.9 million in 2017. Without the adoption of ASU No. 2014-09, the Advance ticket sales would have increased by $582.0 million in 2018 (we refer you to Note 2— “Summary of Significant Accounting Policies— Revenue and Expense Recognition” of the Notes to Consolidated Financial Statements for more on the effects of adoption of ASU No. 2014-09).

Net cash used in investing activities was $1.2 billion in 2018 and $1.1 billion in 2017, primarily related to payments for ship deliveries, ships under construction and ship improvement projects.

Net cash used in financing activities was $40.6 million in 2018 primarily due to net repayments of our Revolving Loan Facility and other loan facilities offset by borrowings on newbuild facilities. We redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.750% Senior Notes due 2021. Additionally, in 2018, we issued a dividend for the repurchase of NCLH ordinary shares and we incurred deferred financing fees related to financing of newbuild ships. Net cash provided by financing activities was $268.1 million in 2017 primarily due to the proceeds from our Breakaway Four Loan facility partially offset by the repayments of other loan facilities, our net repayment of our then existing revolving loan facility and payment of deferred financing fees.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of June 30, 2018, our anticipated capital expenditures were $0.3 billion for the remainder of 2018 and $1.3 billion and $0.9 billion for the years ending December 31, 2019 and 2020, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.05 billion for the remainder of 2018, $0.6 billion for 2019 and $0.5 billion for 2020. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027, subject to certain conditions. Each of the six Project Leonardo ships is approximately 140,000 Gross Tons with approximately 3,300 Berths. We have an Explorer Class Ship, Seven Seas Splendor, on order for delivery in the winter of 2020. This ship is approximately 55,000 Gross Tons and 750 Berths. We have one additional Breakaway Plus Class Ship, Norwegian Encore, on order for delivery in the fall of 2019. Norwegian Encore is approximately 168,000 Gross Tons with approximately 4,000 Berths. The combined contract price of the eight ships was approximately €7.2 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of June 30, 2018. We have obtained export credit financing for six of the ships which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2025, subject to certain conditions. Two of the Leonardo ships are confirmed orders expected to be delivered in 2026 and 2027, subject to financing (we refer you to Note 13— “Subsequent Event” of the Notes to Consolidated Financial Statements).

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

Capitalized interest for the three and six months ended June 30, 2018 was $6.8 million and $16.8 million, respectively, and for the three and six months ended June 30, 2017 it was $7.1 million and $15.6 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2018, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,960,218	$679,767	$1,358,238	$2,980,194	$1,942,019
Operating leases (2)	134,669	16,172	31,711	27,946	58,840
Ship construction contracts (3)	5,154,562	107,904	1,476,876	1,906,969	1,662,813
Port facilities (4)	1,046,408	60,160	115,480	116,047	754,721
Interest (5)	1,063,042	231,849	421,924	195,801	213,468
Other (6)(7)	1,451,355	234,985	428,023	358,283	430,064
Total	$15,810,254	$1,330,837	$3,832,252	$5,585,240	$5,061,925

(1)	Includes discounts and premiums aggregating $0.4 million. Also includes capital leases. The amount excludes deferred financing fees which are included in the consolidated balance sheets as an offset to long-term debt.
(2)	Primarily for offices, motor vehicles and office equipment.
(3)	For our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2018. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships which are subject to financing, as described below.
(4)	Primarily for our usage of certain port facilities.
(5)	Includes fixed and variable rates with LIBOR held constant as of June 30, 2018.
(6)	Future commitments for service, maintenance and other Business Enhancement Capital Expenditure contracts.
(7)	The table has been updated to reflect revisions to amounts previously included in the Annual Report on Form 10-K for the year ended December 31, 2017 for the periods less than 3 years in the “Other” category.

The table above does not include $0.5 million of unrecognized tax benefits.

The following ship construction contract commitments for the two Project Leonardo ships expected to be delivered in 2026 and 2027 are not included in the table above because the effectiveness of the orders is contingent on NCLC’s entry into committed financing arrangements (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Ship construction contracts	$1,869,440	$37,389	$—	$—	$1,832,051

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of June 30, 2018.

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

Interest Rate Risk

As of June 30, 2018, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2018, 70% of our debt was fixed and 30% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2018 was $1.0 billion. Based on our June 30, 2018 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $20.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2018, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €3.0 billion, or $3.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2018. We estimate that a 10% change in the euro as of June 30, 2018 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.0% and 11.5% for the three months ended June 30, 2018 and 2017, respectively, and 11.6% and 11.9% for the six months ended June 30, 2018 and 2017, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2018, we had hedged approximately 64%, 49% and 26% of our remaining 2018, 2019 and 2020, respectively, projected metric tons of fuel purchases. We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2018 fuel expense by $22.3 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $11.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factor set forth below regarding data privacy and protection regulations, there have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Evolving requirements and regulations regarding data privacy and protection and any actual or perceived compliance failures by us could increase our liability and costs and otherwise materially adversely affect our business operations.

We process and store sensitive information relating to our guests, employees, business partners and others and we are subject to requirements and regulations regarding data privacy and protection in multiple jurisdictions. Government regulators, privacy advocates and individuals are increasingly scrutinizing how companies collect, process, store, share and transmit personal data. New laws governing data privacy and protection, such as the European Union’s General Data Protection Regulation (“GDPR”) have been enacted and more are being considered worldwide. The GDPR contains stringent data privacy and protection requirements and enables regulators to impose significant penalties for non-compliance. The regulatory framework for data privacy and protection is uncertain for the foreseeable future, and it is possible that legal and regulatory obligations may continue to increase and may be interpreted and applied in a manner that is inconsistent or possibly conflicting from one jurisdiction to another.

Any actual or perceived failure by us or our business partners to comply with posted privacy policies, federal, state or international data privacy and protection laws and regulations, or privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation. Additionally, if third parties we work with, such as vendors, violate applicable laws or regulations or our policies, such violations may also result in increased liability for us and have an adverse effect on our business.

Existing and future legal and regulatory restrictions on our ability to collect and use data could also negatively affect our ability to market our business, result in increased compliance costs, and otherwise affect our business processes, all of which could have an adverse effect on our financial results.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Interim Chief Financial Officer and Senior Vice President, Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Interim Chief Financial Officer and Senior Vice President, Finance pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017;

(ii)	the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017;

(iii)	the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017;

(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.
**	Furnished herewith.

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

Dated: August 9, 2018

