Form 10-Q
period 2019-03-31
NCL CORP Ltd.
filed 2019-05-10
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-128780

NCL CORPORATION LTD.

(Exact name of registrant as specified in its charter)

Bermuda	20-0470163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7665 Corporate Center Drive, Miami, Florida 33126	33126
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

There were 31,164,004 ordinary shares outstanding as of April 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Revenue
Passenger ticket	$973,273	$889,866
Onboard and other	430,357	403,537
Total revenue	1,403,630	1,293,403
Cruise operating expense
Commissions, transportation and other	229,264	218,340
Onboard and other	79,413	70,688
Payroll and related	223,107	209,824
Fuel	98,253	93,431
Food	55,045	50,656
Other	141,569	125,152
Total cruise operating expense	826,651	768,091
Other operating expense
Marketing, general and administrative	248,334	225,758
Depreciation and amortization	169,741	131,244
Total other operating expense	418,075	357,002
Operating income	158,904	168,310
Non-operating income (expense)
Interest expense, net	(73,503)	(59,698)
Other income (expense), net	(434)	(1,666)
Total non-operating income (expense)	(73,937)	(61,364)
Net income before income taxes	84,967	106,946
Income tax benefit (expense)	34,437	(1,563)
Net income	$119,404	$105,383

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$119,404	$105,383
Other comprehensive income:
Shipboard Retirement Plan	95	105
Cash flow hedges:
Net unrealized gain	15,152	48,576
Amount realized and reclassified into earnings	(7,000)	(1,785)
Total other comprehensive income	8,247	46,896
Total comprehensive income	$127,651	$152,279

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$302,070	$162,419
Accounts receivable, net	56,814	55,249
Inventories	90,101	90,202
Prepaid expenses and other assets	315,741	241,088
Total current assets	764,726	548,958
Property and equipment, net	12,181,007	12,119,253
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	605,235	329,948
Total assets	$15,757,424	$15,204,615
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$608,307	$681,218
Accounts payable	66,665	159,564
Accrued expenses and other liabilities	730,989	713,612
Due to NCLH	45,935	50,394
Advance ticket sales	2,023,227	1,593,219
Total current liabilities	3,475,123	3,198,007
Long-term debt	5,934,185	5,810,873
Other long-term liabilities	488,495	277,914
Total liabilities	9,897,803	9,286,794
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2019 and December 31, 2018	37	37
Additional paid-in capital	3,991,863	3,983,714
Accumulated other comprehensive income (loss)	(155,113)	(163,360)
Retained earnings	2,022,834	2,097,430
Total shareholders’ equity	5,859,621	5,917,821
Total liabilities and shareholders’ equity	$15,757,424	$15,204,615

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$119,404	$105,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	169,714	134,546
(Gain) loss on derivatives	4	(10)
Deferred income taxes, net	(32,103)	795
Loss on extinguishment of debt	2,903	—
Provision for bad debts and inventory	1,022	1,266
Share-based compensation expense	26,999	28,102
Net foreign currency adjustments	(1,896)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,939)	1,618
Inventories	(496)	1,363
Prepaid expenses and other assets	(51,046)	(45,099)
Accounts payable	(89,914)	13,279
Accrued expenses and other liabilities	(41,626)	(4,140)
Advance ticket sales	439,352	375,638
Net cash provided by operating activities	540,378	612,741
Cash flows from investing activities
Additions to property and equipment, net	(214,559)	(143,874)
Proceeds from promissory note	259	249
Issuance of promissory note	(7,907)	—
Cash received on settlement of derivatives	289	—
Net cash used in investing activities	(221,918)	(143,625)
Cash flows from financing activities
Repayments of long-term debt	(2,345,589)	(252,826)
Proceeds from long-term debt	2,392,000	290,878
Due to NCLH, net	(4,459)	(48)
Dividends	(194,000)	(257,000)
Net share settlement of restricted share units	(18,850)	(12,171)
Deferred financing fees	(7,911)	(109,915)
Net cash used in financing activities	(178,809)	(341,082)
Net increase in cash and cash equivalents	139,651	128,034
Cash and cash equivalents at beginning of period	162,419	170,757
Cash and cash equivalents at end of period	$302,070	$298,791

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2017	$37	$3,874,586	$25,253	$1,768,728	$5,668,604
Share-based compensation	—	28,102	—	—	28,102
Net share settlement of restricted share units	—	(12,171)	—	—	(12,171)
Cumulative change in accounting policy	—	—	(12)	12	—
Other comprehensive income, net	—	—	46,908	—	46,908
Dividends	—	—	—	(257,000)	(257,000)
Net income	—	—	—	105,383	105,383
Balance, March 31, 2018	$37	$3,890,517	$72,149	$1,617,123	$5,579,826

Balance, December 31, 2018	$37	$3,983,714	$(163,360)	$2,097,430	$5,917,821
Share-based compensation	—	26,999	—	—	26,999
Net share settlement of restricted share units	—	(18,850)	—	—	(18,850)
Other comprehensive income, net	—	—	8,247	—	8,247
Dividends	—	—	—	(194,000)	(194,000)
Net income	—	—	—	119,404	119,404
Balance, March 31, 2019	$37	$3,991,863	$(155,113)	$2,022,834	$5,859,621

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), except for periods prior to the consummation of the Acquisition of Prestige (as defined below)), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv)“Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, and (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Prestige Cruise Holdings S. de R.L. (formerly Prestige Cruise Holdings, Inc.), Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. de R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

References to the “U.S.” are to the United States of America, and “dollar(s)” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Terminology” for the capitalized terms used and not otherwise defined throughout these notes to consolidated financial statements.

1.	Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2019, we had 26 ships with approximately 54,400 Berths and had orders for 11 additional ships to be delivered through 2027, subject to certain conditions.

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

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in our most recent Annual Report on Form 10-K filed with the SEC.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We translate assets and liabilities of our foreign subsidiaries at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net and such losses were approximately $1.0 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FAS Emerging Issues Task Force), which is designed to align the accounting for costs of implementing a cloud computing service arrangement, regardless of whether the hosting arrangement conveys a license to the hosted software. For hosting arrangements considered to be a service contract, the update requires that the criteria for capitalization of developing or obtaining internal-use software shall be applied. The update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. A prospective or retrospective transition approach must be elected. The Company is evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

3.	Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
North America	$982,989	$875,179
Europe	33,752	31,070
Asia-Pacific	222,767	267,718
South America	90,303	69,274
Other	73,819	50,162
Total Revenue	$1,403,630	$1,293,403

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

Contract Balances

Receivables from customers are included within accounts receivables, net. As of March 31, 2019 and December 31, 2018, our receivables from customers were $17.3 million.

Our contract liabilities are included within advance ticket sales. As of March 31, 2019, and December 31, 2018, our contract liabilities were $1.5 billion and $1.2 billion, respectively. Of the amounts included within contract liabilities, approximately 60% were refundable in accordance with our cancellation policies. For the three months ended March 31, 2019, $1.0 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.	Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(96,359)	$23,641	6.0
License	750	(275)	475	10.0
Total intangible assets subject to amortization	$120,750	$(96,634)	$24,116

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Customer relationships	$120,000	$(91,756)	$28,244	6.0
Licenses	3,368	(2,874)	494	5.6
Total intangible assets subject to amortization	$123,368	$(94,630)	$28,738

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$4,622	$6,504

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Year ended December 31,	Amortization Expense
2020	$9,906
2021	75
2022	75
2023	75
2024	75

5.	Leases

On January 1, 2019, we adopted the ASU No. 2016-02, Leases (“Topic 842”). Topic 842 supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) 840—Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, which included an option to apply the new leases standard at the adoption date using a modified retrospective approach, which the Company elected.

Nature of Leases

We have finance leases for certain ship equipment and a corporate office. We have operating leases for port facilities, corporate offices, warehouses, and certain equipment. Many of our leases include both lease and non-lease components. We have adopted the practical expedient which allows us to combine lease and non-lease components by class of asset. We have applied this expedient for office leases, port facilities, and certain equipment.

Significant Assumptions and Judgements in Applying Topic 842 and Practical Expedients Elected

Our leases contain both fixed and variable payments. Fixed payments and variable lease payments that depend on a rate or index are included in the calculation of the right-of-use asset. Other variable payments are excluded from the calculation unless there is an unavoidable fixed minimum cost related to those payments such as a minimum annual guarantee. Our lease assets are amortized on a straight-line basis except for our rights to use port facilities. The expenses related to port facilities are amortized based on passenger counts as this basis represents the pattern in which the economic benefit is derived from the right to use the underlying asset.

For non-consecutive lease terms, which relate to our rights to use certain port facilities, the term of the lease is based on the number of days on which we have the right to use a specified asset. We have adopted the practical expedient to exclude leases with terms of less than one year from being included on the balance sheet. Lease expense for agreements that are short-term are disclosed below and include both fixed and variable payments.

Certain leases include one or more options to extend or terminate and are primarily in five-year increments. Lease extensions and terminations, including auto-renewing lease terms, were only included in the calculation of the right-of-use asset to the extent that the right to renew or terminate was at the option of the lessor only or where there was a more than insignificant penalty for termination.

As our leases do not have a readily determinable implicit rate, we used our weighted average cost of debt to determine the net present value of the lease payments at the adoption date. Our weighted average cost of debt is similar to the incremental borrowing rate we would have obtained if we had borrowed collateralized debt over the lease term to purchase the asset and was adjusted for longer term leases.

We have also adopted the practical expedient which allows us, by class of asset, to not separate lease and non-lease components when we are the lessor in the underlying transaction, the transactions would otherwise be accounted for under ASC 606–Revenue Recognition and the non-lease components are the predominant components of the agreements. We have applied this practical expedient to transactions with cruise passengers and concession service providers related to the use of our ships. We refer you to Note 3 – “Revenue Recognition.”

Impacts on Financial Statements

As a result of the adoption of Topic 842 on January 1, 2019, we recorded operating lease right-of-use assets of $235.0 million and operating lease liabilities of $243.8 million. Another $8.8 million was reclassified to the operating right-of-use assets from other asset and liability accounts relating to the existing leases. The adoption of Topic 842 did not result in the identification of new finance leases. The adoption does not significantly change the timing, classification or amount of expense recognized in our consolidated financial statements nor does it change the timing, classification or amount of cash payments included within the consolidated statement of cash flows.

The components of lease expense and revenue were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease expense	$8,359
Variable lease expense	$2,705
Short-term lease expense	$10,076
Finance lease cost:
Amortization of right-to-use assets	$244
Interest on lease liabilities	$342
Operating lease revenue	$165
Sublease income	$404

Lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$229,174
Current operating lease liabilities	Accrued expenses and other liabilities	$21,975
Non-current operating lease liabilities	Other long-term liabilities	$215,983

Finance leases
Right-of-use assets	Property and equipment, net	$14,544
Current finance lease liabilities	Current portion of long-term debt	$5,349
Non-current finance lease liabilities	Long-term debt	$11,440

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,305
Operating cash outflows from finance leases	$275
Financing cash outflows from finance leases	$503

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$770

As of March 31, 2019, maturities of lease liabilities, weighted-average remaining lease terms and discount rates for our leases were as follows (in thousands, except lease terms and discount rates):

	Operating leases	Finance leases
Remainder of 2019	$23,186	$3,903
2020	31,903	4,769
2021	31,606	4,821
2022	31,462	3,896
2023	30,874	730
Thereafter	138,930	1,306
Total	287,961	19,425
Less: Present value discount	(50,003)	(2,636)
Present value of lease liabilities	$237,958	$16,789
Weighted average remaining lease term (years)	8.90	4.56
Weighted average discount rate	4.26%	7.67%

As previously disclosed in our Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows under ASC 840 (in thousands):

Year	December 31, 2018
2019	$16,651
2020	16,105
2021	15,315
2022	14,391
2023	13,462
Thereafter	52,626
Total minimum annual rentals	$128,550

Leases That Have Not Yet Commenced

We have multiple agreements that have been executed where the lease term has not commenced as of March 31, 2019. These are primarily related to our rights to use certain port facilities currently under construction. Although we may have provided design input, construction management services, or funding related to these assets, we have determined that we do not control these assets during the period of construction. These port facilities are expected to open for use during 2020 and include undiscounted minimum annual guarantees of approximately $806.7 million of passenger fees.

6.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive income before reclassifications	15,152	15,152		—
Amounts reclassified into earnings	(6,905)	(7,000	)(1)	95 (2)
Accumulated other comprehensive income (loss) at end of period	$(155,113)	$(149,944	)(3)	$(5,169)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 was as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)	Change Related to Cash Flow Hedges		Change Related to Shipboard Retirement Plan
Accumulated other comprehensive income (loss) at beginning of period	$25,253	$33,214		$(7,961)
Current period other comprehensive income before reclassifications	48,576	48,576		—
Amounts reclassified into earnings	(1,680)	(1,785	)(1)	105 (2)
Accumulated other comprehensive income (loss) at end of period	$72,149	$80,005		$(7,856)

(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.

(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense).

(3)	Includes $16.7 million of gain expected to be reclassified into earnings in the next 12 months.

7.	Property and Equipment, net

Property and equipment, net increased $61.8 million for the three months ended March 31, 2019 primarily due to ships under construction and ship improvement projects.

8.	Long-Term Debt

NCLC entered into a Fourth Amended and Restated Credit Agreement, dated as of January 2, 2019, with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders. This revised facility, among other things, (a) reduced the pricing of our existing $875 million Revolving Loan Facility, (b) reduced the pricing and increased the approximately $1.3 billion principal amount outstanding under the term loan A facility to $1.6 billion, and (c) extended the maturity dates for our Revolving Loan Facility and our term loan A facility to 2024, subject to certain conditions. We used the proceeds from the increase in our term loan A facility to prepay all of the then outstanding amounts under our term loan B facility. The transaction resulted in a loss on extinguishment of debt of $2.9 million.

The applicable margin under the new term loan A facility and new Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 1.75% and 1.00% with respect to Eurocurrency loans and between 0.75% and 0.00% with respect to base rate loans. The current margin for borrowings under the new term loan A facility and new Revolving Loan Facility is 1.50% with respect to Eurocurrency borrowings. In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total net leverage ratio, with a maximum commitment fee of 0.30%.

NCLC entered into a $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent, and certain other lenders. The proceeds of this term loan will be used for general corporate purposes, including to finance the pre-delivery installments due to the builder under the Company’s shipbuilding contracts. The interest rate is LIBOR plus a margin of 1.00%. The term loan matures on January 10, 2021; however, NCLC may elect to extend the maturity date to January 10, 2022 provided certain conditions are met. Should NCLC elect to extend the maturity date the interest rate will be LIBOR plus a margin of 1.10% for the third year.

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

As of March 31, 2019, we had fuel swaps and collars, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.2 million metric tons of our projected fuel purchases, maturing through December 31, 2021.

As of March 31, 2019, we had fuel swaps which were not designated as cash flow hedges. Due to a change in our choice of hedged fuel type, we entered into fuel contracts to sell approximately 29 thousand metric tons of fuel and immediately dedesignated fuel contracts to buy approximately 29 thousand metric tons of the same fuel. The agreements mature through December 31, 2019.

As of March 31, 2019, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.4 billion, or $2.7 billion based on the euro/U.S. dollar exchange rate as of March 31, 2019.

As of March 31, 2019, we had interest rate swap agreements which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.2 billion as of March 31, 2019.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$22,652	$2,583	$3,579	$1
	Other long-term assets	12,880	197	1,996	29
	Accrued expenses and other liabilities	547	1,173	2,943	19,547
	Other long-term liabilities	1,015	933	10,685	51,184
Foreign currency contracts
	Prepaid expenses and other assets	1,060	5,285	—	1,497
	Other long-term assets	—	3,514	—	—
	Accrued expenses and other liabilities	376	112	40,234	5,145
	Other long-term liabilities	—	2,874	77,107	40,476
Interest rate contracts
	Prepaid expenses and other assets	459	519	—	—
	Other long-term assets	—	27	—	—
	Accrued expenses and other liabilities	—	—	624	—
	Other long-term liabilities	—	—	553	—
Total derivatives designated as hedging instruments		$38,989	$17,217	$137,721	$117,879

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$3,700	$—	$241	$—
Total derivatives not designated as hedging instruments		$3,700	$—	$241	$—
Total derivatives		$42,689	$17,217	137,962	$117,879

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

March 31, 2019	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$40,751	$(5,816)	$34,935	$(1,519)	$33,416
Liabilities	132,146	(1,938)	130,208	(114,046)	16,162

December 31, 2018	Gross Amounts	Gross Amounts Offset	Total Net Amounts	Gross Amounts Not Offset	Net Amounts
Assets	$12,125	$(1,527)	$10,598	$(6,872)	$3,726
Liabilities	116,352	(5,092)	111,260	(35,718)	75,542

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018		Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fuel contracts	$96,508	$(6,012)	Fuel	$7,518	$3,525
Foreign currency contracts	(80,278)	54,493	Depreciation and amortization	(703)	(1,159)
Interest rate contracts	(1,078)	95	Interest expense, net	185	(581)
Total gain (loss) recognized in other comprehensive income	$15,152	$48,576		$7,000	$1,785

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Fuel	Depreciation and Amortization	Interest Expense, net	Fuel	Depreciation and Amortization	Interest Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$98,253	$169,741	$73,503	$93,431	$131,244	$59,698

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	7,518	—	—	3,525	—	—
Foreign currency contracts	—	(703)	—	—	(1,159)	—
Interest rate contracts	—	—	185	—	—	(581)

Long-Term Debt

As of March 31, 2019, and December 31, 2018, the fair value of our long-term debt, including the current portion, was $6,686.1 million and $6,601.9 million, respectively, which was $30.3 million higher and $8.4 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, considered to be Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.	Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the three months ended March 31, 2019:

	Number of Share Option Awards			Weighted-Average Exercise Price			Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Time- Based Awards	Performance- Based Awards	Market- Based Awards	Time- Based Awards	Performance- Based Awards	Market- Based Awards	(years)	(in thousands)
Outstanding as of January 1, 2019	5,686,793	410,499	208,333	$50.65	$45.67	$59.43	6.22	$13,946
Exercised	(129,150)	(54,695)	—	38.40	19.00	—
Forfeited and cancelled	(27,000)	(156,251)	—	57.03	59.43	—
Outstanding as of March 31, 2019	5,530,643	199,553	208,333	$50.90	$42.21	$59.43	6.02	$33,072

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the three months ended March 31, 2019:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2019	429	$58.41
Vested	(429)	58.41
Non-vested and expected to vest as of March 31, 2019	-	$-

Restricted Share Unit Awards

On March 1, 2019, NCLH granted 1.9 million time-based restricted share unit awards to our employees which vest in substantially equal annual installments over three years. Additionally, on March 1, 2019, NCLH granted 0.5 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established for the 2019 and 2020 calendar years and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2022.

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2019:

	Number of Time-Based Awards	Weighted- Average Grant Date Fair Value	Number of Performance- Based Awards	Weighted- Average Grant Date Fair Value	Number of Market- Based Awards	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2019	2,973,032	$53.98	825,614	$56.58	50,000	$59.43
Granted	1,902,847	55.03	462,282 (1)	55.27	—	—
Vested	(1,358,074)	53.13	(121,000)	56.27	—	—
Forfeited or expired	(35,536)	54.74	(37,500)	56.27	—	—
Non-vested and expected to vest as of March 31, 2019	3,482,269	$54.88	1,129,396	$56.09	50,000	$59.43

(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The share-based compensation expense for the three months ended March 31, 2019 was $27.0 million of which $23.2 million was recorded in marketing, general and administrative expense and $3.8 million was recorded in payroll and related expense. The share-based compensation expense for the three months ended March 31, 2018 was $28.1 million of which $24.7 million was recorded in marketing, general and administrative expense and $3.4 million was recorded in payroll and related expense.

11.	Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. We have a Breakaway Plus Class Ship, Norwegian Encore, with approximately 168,000 Gross Tons and 4,000 Berths, on order for delivery in the fall of 2019. For the Regent brand, we have orders for two Explorer Class Ships, Seven Seas Splendor and an additional ship, to be delivered in 2020 and 2023, respectively. Each of the Explorer Class Ships will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the 11 ships on order for delivery was approximately €7.9 billion, or $8.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

For the three months ended March 31, 2019, other income (expense), net was a $0.4 million expense, primarily due to foreign currency exchange losses. For the three months ended March 31, 2018, the $1.7 million expense was due to foreign currency exchange losses.

13.	Income Tax Expense

For the three months ended March 31, 2019, we had an income tax benefit of $34.4 million. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As disclosed in our Annual Report on Form 10-K, we engaged in a section 382 study to determine the amount of the Prestige net operating loss carryforwards that could be utilized against future taxable income. In March of 2019, we completed this study resulting in a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

14.	Supplemental Cash Flow Information

For the three months ended March 31, 2019 and 2018, we had non-cash investing activities in connection with property and equipment of $9.8 million and $25.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including expected fleet additions, development plans, objectives relating to our activities and expected performance in new markets), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•	adverse incidents involving cruise ships;

•	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•	the spread of epidemics and viral outbreaks;

•	breaches in data security or other disturbances to our information technology and other networks;

•	the risks and increased costs associated with operating internationally;

•	changes in fuel prices and/or other cruise operating costs;

•	fluctuations in foreign currency exchange rates;

•	our expansion into and investments in new markets;

•	overcapacity in key markets or globally;

•	the unavailability of attractive port destinations;

•	our inability to obtain adequate insurance coverage;

•	evolving requirements and regulations regarding data privacy and protection and any actual or perceived compliance failures by us;

•	our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

•	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•	our inability to recruit or retain qualified personnel or the loss of key personnel;

•	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;

•	our reliance on third parties to provide hotel management services to certain ships and certain other services;

•	future increases in the price of, or major changes or reduction in, commercial airline services;

•	amendments to our collective bargaining agreements for crew members and other employee relation issues;

•	pending or threatened litigation, investigations and enforcement actions;

•	our ability to keep pace with developments in technology;

•	seasonal variations in passenger fare rates and occupancy levels at different times of the year;

•	changes involving the tax and environmental regulatory regimes in which we operate; and

•	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019 (“Annual Report on Form 10-K”).

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income. Definitions of these non- GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculation our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations’ below.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the three months ended March 31, 2018, we had a benefit of $1.0 million related to reimbursements of legal costs. We included this as an adjustment in the reconciliation of Adjusted Net Income since the gains are not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Quarterly Overview

Three months ended March 31, 2019 (“2019”) compared to three months ended March 31, 2018 (“2018”)

•	Total revenue increased 8.5% to $1.4 billion compared to $1.3 billion.

•	Net Revenue increased 9.0% to $1.1 billion compared to $1.0 billion.

•	Net income was $119.4 million compared to $105.4 million.

•	Operating income was $158.9 million compared to $168.3 million.

•	Adjusted Net Income was $183.0 million in 2019, which included $63.6 million of adjustments primarily consisting of expenses related to non-cash compensation, losses on extinguishments of debt and modifications of debt, amortization of intangible assets and certain other adjustments. Adjusted Net Income was $139.6 million in 2018, which included $34.2 million of adjustments primarily consisting of expenses related to non-cash compensation, amortization of intangible assets and certain other adjustments.

•	Adjusted EBITDA improved 10.4% to $361.2 million compared to $327.2 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended March 31,
	2019	2018
Revenue
Passenger ticket	69.3%	68.8%
Onboard and other	30.7%	31.2%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	16.3%	16.9%
Onboard and other	5.7%	5.5%
Payroll and related	15.9%	16.2%
Fuel	7.0%	7.2%
Food	3.9%	3.9%
Other	10.1%	9.7%
Total cruise operating expense	58.9%	59.4%
Other operating expense
Marketing, general and administrative	17.7%	17.5%
Depreciation and amortization	12.1%	10.1%
Total other operating expense	29.8%	27.6%
Operating income	11.3%	13.0%
Non-operating income (expense)
Interest expense, net	(5.3)%	(4.6)%
Other income (expense), net	(0.0)%	(0.1)%
Total non-operating income (expense)	(5.3)%	(4.7)%
Net income before income taxes	6.0%	8.3%
Income tax benefit (expense)	2.5%	(0.1)%
Net income	8.5%	8.2%

The following table sets forth selected statistical information:

	Three Months Ended March 31,
	2019	2018
Passengers carried	645,052	617,440
Passenger Cruise Days	4,975,440	4,724,604
Capacity Days	4,716,929	4,466,471
Occupancy Percentage	105.5%	105.8%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended March 31,
	2019	2019 Constant Currency	2018
Passenger ticket revenue	$973,273	$984,690	$889,866
Onboard and other revenue	430,357	430,357	403,537
Total revenue	1,403,630	1,415,047	1,293,403
Less:
Commissions, transportation and other expense	229,264	231,613	218,340
Onboard and other expense	79,413	79,413	70,688
Net Revenue	1,094,953	1,104,021	1,004,375
Capacity Days	4,716,929	4,716,929	4,466,471
Gross Yield	$297.57	$299.99	$289.58
Net Yield	$232.13	$234.06	$224.87

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended March 31,
	2019	2019 Constant Currency	2018
Total cruise operating expense	$826,651	$830,020	$768,091
Marketing, general and administrative expense	248,334	250,462	225,758
Gross Cruise Cost	1,074,985	1,080,482	993,849
Less:
Commissions, transportation and other expense	229,264	231,613	218,340
Onboard and other expense	79,413	79,413	70,688
Net Cruise Cost	766,308	769,456	704,821
Less: Fuel expense	98,253	98,253	93,431
Net Cruise Cost Excluding Fuel	668,055	671,203	611,390
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	534	534	542
Non-cash share-based compensation (2)	26,999	26,999	28,102
Redeployment of Norwegian Joy (3)	5,016	5,016	—
Other (4)	—	—	(992)
Adjusted Net Cruise Cost Excluding Fuel	$635,506	$638,654	$583,738
Capacity Days	4,716,929	4,716,929	4,466,471
Gross Cruise Cost per Capacity Day	$227.90	$229.06	$222.51
Net Cruise Cost per Capacity Day	$162.46	$163.13	$157.80
Net Cruise Cost Excluding Fuel per Capacity Day	$141.63	$142.30	$136.88
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$134.73	$135.40	$130.69

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.

(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

(3)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(4)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$119,404	$105,383
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	879	863
Non-cash share-based compensation (2)	26,999	28,102
Extinguishment and modification of debt (3)	6,093	—
Amortization of intangible assets (4)	4,603	6,222
Redeployment of Norwegian Joy (5)	25,028	—
Other (6)	—	(992)
Adjusted Net Income	$183,006	$139,578

(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense).
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(6)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$119,404	$105,383
Interest expense, net	73,503	59,698
Income tax (benefit) expense	(34,437)	1,563
Depreciation and amortization expense	169,741	131,244
EBITDA	328,211	297,888
Other (income) expense, net (1)	434	1,666
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	534	542
Non-cash share-based compensation (3)	26,999	28,102
Redeployment of Norwegian Joy (4)	5,016	—
Other (5)	—	(992)
Adjusted EBITDA	$361,194	$327,206

(1)	Primarily consists of gains and losses, net for foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Primarily related to reimbursements of certain legal costs, which are included in marketing, general and administrative expense.

Three months ended March 31, 2019 (“2019”) compared to three months ended March 31, 2018 (“2018”)

Revenue

Total revenue increased 8.5% to $1.4 billion in 2019 compared to $1.3 billion in 2018. Gross Yield increased 2.8%. Net Revenue increased 9.0% to $1.1 billion in 2019 from $1.0 billion in 2018 due to an increase in Capacity Days of 5.6% and an increase in Net Yield of 3.2%. The increase in Capacity Days was primarily due to Norwegian Bliss joining our fleet in the second quarter of 2018. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing. On a Constant Currency basis, Net Yield increased 4.1%.

Expense

Total cruise operating expense increased 7.6% in 2019 compared to 2018 primarily due to the increase in Capacity Days as discussed above. Gross Cruise Cost increased 8.2% in 2019 compared to 2018 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 17.1% in 2019 compared to 2018 primarily due to expenses related to the redeployment of Norwegian Joy and an increase in advertising and promotions. Depreciation and amortization expenses increased primarily due to the addition of Norwegian Bliss, renovation of Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 3.0% (3.4% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 3.1% (3.6% on a Constant Currency basis).

Interest expense, net was $73.5 million in 2019 compared to $59.7 million in 2018. The increase in interest expense reflects additional debt in connection with the delivery of Norwegian Bliss in 2018, Project Leonardo financing, as well as higher interest rates due to an increase in LIBOR. Also included in 2019 were losses on extinguishment of debt and debt modification costs of $6.1 million.

Other income (expense), net was an expense of $0.4 million in 2019 compared to an expense of $1.7 million in 2018. In 2019 and 2018, the expense was primarily related to losses on foreign currency exchange.

In 2019, we had an income tax benefit of $34.4 million compared to an income tax expense of $1.6 million in 2018. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

Liquidity and Capital Resources

General

As of March 31, 2019, our liquidity was $1.2 billion consisting of $302.1 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of March 31, 2019, we had a working capital deficit of $2.7 billion. This deficit included $2.0 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2019” refer to the three months ended March 31, 2019 and references to “2018” refer to the three months ended March 31, 2018.

Net cash provided by operating activities was $540.4 million in 2019 as compared to $612.7 million in 2018. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $439.4 million in 2019 compared to $375.6 million in 2018. Deferred tax assets/liabilities decreased by $32.1 million in 2019 compared to an increase of $0.8 million in 2018 primarily due to the reversal of valuation allowances.

Net cash used in investing activities was $221.9 million in 2019 and $143.6 million in 2018, primarily related to payments for ships under construction and ship improvement projects.

Net cash used in financing activities was $178.8 million in 2019 primarily due to a dividend of $194.0 million for the repurchase of NCLH ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans offset by the issuance of new debt. Net cash used in financing activities was $341.1 million in 2018 primarily due to net repayments of our Revolving Loan Facility and other loan facilities. Additionally, in 2018, we issued a $257.0 dividend for the repurchase of NCLH ordinary shares and we incurred deferred financing fees related to financing of newbuild ships.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of March 31, 2019, our anticipated capital expenditures were $1.4 billion for the remainder of 2019 and $1.2 billion and $0.7 billion for the years ending December 31, 2020 and 2021, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.6 billion for the remainder of 2019 and $0.5 billion for 2020 and $0.2 billion for 2021. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

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

The combined contract prices of the 11 ships on order for delivery was approximately €7.9 billion, or $8.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2019 and 2018 was $7.8 million and $10.1 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of March 31, 2019 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$6,655,616	$608,307	$2,017,505	$2,293,993	$1,735,811
Operating leases (2)	287,961	31,638	63,629	62,137	130,857
Ship construction contracts (3)	5,088,646	1,221,722	309,601	2,001,570	1,555,753
Port facilities (4)	1,572,383	45,079	114,891	120,439	1,291,974
Interest (5)	1,056,941	219,865	406,426	252,585	178,065
Other (6)	1,320,957	248,428	419,588	350,783	302,158
Total (7)	$15,982,504	$2,375,039	$3,331,340	$5,081,507	$5,194,618

(1)	Long-term debt includes premiums aggregating $0.3 million and finance leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.

(2)	Operating leases are primarily for offices, motor vehicles and office equipment.

(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2019. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships, one Explorer Class Ship and two Allura Class Ships which were still subject to certain Italian government approvals as of March 31, 2019.

(4)	Port facilities represent our usage of certain port facilities.

(5)	Interest includes fixed and variable rates with LIBOR held constant as of March 31, 2019.

(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts.

(7)	$0.5 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of March 31, 2019 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of March 31, 2019.

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

Interest Rate Risk

As of March 31, 2019, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2019, 75% of our debt was fixed and 25% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of March 31, 2019 was $1.2 billion. As of December 31, 2018, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018. The change from December 31, 2018 to March 31, 2019 was due to an additional interest rate swap executed and the repayment of variable rate debt. Based on our March 31, 2019 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $16.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2019, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €1.9 billion, or $2.1 billion based on the euro/U.S. dollar exchange rate as of March 31, 2019. As of December 31, 2018, the payments not hedged aggregated €2.2 billion, or $2.5 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2018. The change from December 31, 2018 to March 31, 2019 was due to additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of March 31, 2019 would result in a $0.2 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.9% and 12.2% for the three months ended March 31, 2019 and 2018, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2019, we had hedged approximately 70%, 54% and 36% of our remaining 2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. As of December 31, 2018, we had hedged approximately 57%, 53% and 33% of our 2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. The change in fuel price risk from December 31, 2018 to March 31, 2019 was due to additional fuel hedges executed.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2019 fuel expense by $34.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $20.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements.

Other than the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

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

We garner a pricing premium from our itineraries to Cuba as opposed to other Caribbean itineraries. In April 2019, the U.S. Government stated that it will be tightening restrictions on travel to Cuba. If there is a change in regulations that affect travel to Cuba, it is possible that we will no longer be able to sail to Cuba. Any limitations on the availability of ports of call, including Cuba, or on the availability of shore excursions and other service providers at such ports could adversely affect our business, financial condition and results of operations.

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

The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. Monetary and other claims may now be brought against us and other companies doing business in Cuba. If these suits are successful, they could result in substantial monetary damages against the Company and/or impact the Company’s future scheduled Cuba cruise itineraries.

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

The government of Bermuda recently enacted the Economic Substance Act 2018 which sets forth minimum economic substance requirements for entities established in Bermuda. The Company is currently analyzing these rules in anticipation of further guidance from Bermuda authorities on the application of the Economic Substance Act 2018. If the Company is unable to comply with such requirements, the Company may consider alternate jurisdictions or otherwise become subject to tax regimes which may be less favorable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements are from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), as follows:

(i)	the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018;

(ii)	the Consolidated Statements of Comprehensive Income for the three ended March 31, 2019 and 2018;

(iii)	the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018;

(iv)	the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018;

(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; and

(vi)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.

**	Furnished herewith.

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

Dated: May 10, 2019

