Form 10-Q
period 2019-06-30
NCL CORP Ltd.
filed 2019-08-08
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ◻    No  ⌧

(Note: The registrant is a voluntary filer of reports required to be filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

There were 31,164,004 ordinary shares outstanding as of July 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Passenger ticket	$1,179,404	$1,077,046	$2,152,677	$1,966,912
Onboard and other	484,873	445,128	915,230	848,665
Total revenue	1,664,277	1,522,174	3,067,907	2,815,577
Cruise operating expense
Commissions, transportation and other	297,691	249,875	526,955	468,215
Onboard and other	107,063	92,797	186,476	163,485
Payroll and related	229,385	219,337	452,492	429,161
Fuel	100,531	95,212	198,784	188,643
Food	54,347	54,091	109,392	104,747
Other	169,407	151,471	310,976	276,623
Total cruise operating expense	958,424	862,783	1,785,075	1,630,874
Other operating expense
Marketing, general and administrative	239,988	225,665	488,322	451,423
Depreciation and amortization	156,271	140,704	326,012	271,948
Total other operating expense	396,259	366,369	814,334	723,371
Operating income	309,594	293,022	468,498	461,332
Non-operating income (expense)
Interest expense, net	(65,969)	(72,988)	(139,472)	(132,686)
Other income, net	3,616	12,922	3,182	11,256
Total non-operating income (expense)	(62,353)	(60,066)	(136,290)	(121,430)
Net income before income taxes	247,241	232,956	332,208	339,902
Income tax benefit (expense)	(3,965)	(3,416)	30,472	(4,979)
Net income	$243,276	$229,540	$362,680	$334,923

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$243,276	$229,540	$362,680	$334,923
Other comprehensive income (loss):
Shipboard Retirement Plan	94	107	189	212
Cash flow hedges:
Net unrealized gain (loss)	(17,189)	(15,894)	(2,037)	32,682
Amount realized and reclassified into earnings	(9,274)	(6,723)	(16,274)	(8,508)
Total other comprehensive income (loss)	(26,369)	(22,510)	(18,122)	24,386
Total comprehensive income	$216,907	$207,030	$344,558	$359,309

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$416,272	$162,419
Accounts receivable, net	75,133	55,249
Inventories	90,957	90,202
Prepaid expenses and other assets	316,924	241,088
Total current assets	899,286	548,958
Property and equipment, net	12,252,055	12,119,253
Goodwill	1,388,931	1,388,931
Tradenames	817,525	817,525
Other long-term assets	603,902	329,948
Total assets	$15,961,699	$15,204,615
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$605,141	$681,218
Accounts payable	75,776	159,564
Accrued expenses and other liabilities	735,756	713,612
Due to NCLH	40,719	50,394
Advance ticket sales	2,167,271	1,593,219
Total current liabilities	3,624,663	3,198,007
Long-term debt	5,743,927	5,810,873
Other long-term liabilities	485,410	277,914
Total liabilities	9,854,000	9,286,794
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2019 and December 31, 2018	37	37
Additional paid-in capital	4,023,034	3,983,714
Accumulated other comprehensive income (loss)	(181,482)	(163,360)
Retained earnings	2,266,110	2,097,430
Total shareholders’ equity	6,107,699	5,917,821
Total liabilities and shareholders’ equity	$15,961,699	$15,204,615

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$362,680	$334,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	326,471	274,842
Deferred income taxes, net	(29,857)	2,131
Loss on extinguishment of debt	3,988	6,346
Provision for bad debts and inventory	1,057	2,197
Gain on involuntary conversion of assets	(2,810)	—
Share-based compensation expense	56,650	59,835
Net foreign currency adjustments	(716)	(3,884)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,120)	(2,087)
Inventories	(1,343)	(11,422)
Prepaid expenses and other assets	(38,674)	(74,532)
Accounts payable	(81,690)	3,761
Accrued expenses and other liabilities	(70,190)	54,777
Advance ticket sales	558,579	612,332
Net cash provided by operating activities	1,069,025	1,259,219
Cash flows from investing activities
Additions to property and equipment, net	(413,888)	(1,251,434)
Issuance of promissory note	(18,553)	—
Cash received on settlement of derivatives	289	64,796
Other	4,047	501
Net cash used in investing activities	(428,105)	(1,186,137)
Cash flows from financing activities
Repayments of long-term debt	(2,808,615)	(906,897)
Proceeds from long-term debt	2,652,000	1,445,352
Dividends	(194,000)	(7,751)
Due to NCLH, net	(9,675)	(445,500)
Contribution from NCLH	3,500	7,000
Net share settlement of restricted share units	(20,830)	(13,415)
Early redemption premium	(117)	(5,154)
Deferred financing fees	(9,330)	(114,254)
Net cash used in financing activities	(387,067)	(40,619)
Net increase in cash and cash equivalents	253,853	32,463
Cash and cash equivalents at beginning of period	162,419	170,757
Cash and cash equivalents at end of period	$416,272	$203,220

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2019
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, March 31, 2019	$37	$3,991,863	$(155,113)	$2,022,834	$5,859,621
Share-based compensation	—	29,651	—		29,651
Net share settlement of restricted share units	—	(1,980)	—	—	(1,980)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(26,369)	—	(26,369)
Net income	—	—	—	243,276	243,276
Balance, June 30, 2019	$37	$4,023,034	$(181,482)	$2,266,110	$6,107,699

	Six Months Ended June 30, 2019
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2018	$37	$3,983,714	$(163,360)	$2,097,430	$5,917,821
Share-based compensation	—	56,650	—	—	56,650
Net share settlement of restricted share units	—	(20,830)	—	—	(20,830)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(18,122)	—	(18,122)
Dividends	—	—	—	(194,000)	(194,000)
Net income	—	—	—	362,680	362,680
Balance, June 30, 2019	$37	$4,023,034	$(181,482)	$2,266,110	$6,107,699

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2018
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, March 31, 2018	$37	$3,890,517	$72,149	$1,617,123	$5,579,826
Share-based compensation	—	31,733	—	—	31,733
Net share settlement of restricted share units	—	(1,244)	—	—	(1,244)
Contribution from NCLH	—	7,000	—	—	7,000
Other comprehensive loss, net	—	—	(22,510)	—	(22,510)
Dividends	—	—	—	(188,500)	(188,500)
Net income	—	—	—	229,540	229,540
Balance, June 30, 2018	$37	$3,928,006	$49,639	$1,658,163	$5,635,845

	Six Months Ended June 30, 2018
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2017	$37	$3,874,586	$25,253	$1,768,728	$5,668,604
Share-based compensation	—	59,835	—	—	59,835
Net share settlement of restricted share units	—	(13,415)	—	—	(13,415)
Contribution from NCLH		7,000			7,000
Cumulative change in accounting policy	—	—	(12)	12	—
Other comprehensive income, net	—	—	24,398	—	24,398
Dividends	—	—	—	(445,500)	(445,500)
Net income	—	—	—	334,923	334,923
Balance, June 30, 2018	$37	$3,928,006	$49,639	$1,658,163	$5,635,845

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2019, we had 26 ships with approximately 54,400 Berths and had orders for 11 additional ships to be delivered through 2027, subject to certain conditions.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income, net. We recognized a loss of $3.3 million and a gain of $12.7 million for the three months ended June 30, 2019 and 2018, respectively, and a loss of $4.3 million and a gain of $10.9 million for the six months ended June 30, 2019 and 2018, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FAS Emerging Issues Task Force), which is designed to align the accounting for costs of implementing a cloud computing service arrangement, regardless of whether the hosting arrangement conveys a license to the hosted software. For hosting arrangements considered to be a service contract, the update requires that the criteria for capitalization of developing or obtaining internal-use software shall be applied.

On April 1, 2019, we adopted ASU 2018-15 and elected the prospective transition approach. The impact of adopting this accounting policy was not material to the Company’s consolidated financial statements.

Recently Issued Accounting Guidance

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

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
North America	$968,466	$851,569	$1,951,455	$1,726,748
Europe	508,435	432,296	542,187	463,366
Asia-Pacific	67,239	153,673	290,006	421,391
Other	120,137	84,636	284,259	204,072
Total revenue	$1,664,277	$1,522,174	$3,067,907	$2,815,577

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

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

Contract Balances

Receivables from customers are included within accounts receivables, net. As of June 30, 2019 and December 31, 2018, our receivables from customers were $19.4 million and $17.3 million, respectively.

Our contract liabilities are included within advance ticket sales. As of June 30, 2019 and December 31, 2018, our contract liabilities were $1.7 billion and $1.2 billion, respectively. Of the amounts included within contract liabilities, approximately 50% were refundable in accordance with our cancellation policies. For the six months ended June 30, 2019, $1.2 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Intangible Assets

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	June 30, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationship	$120,000	$(100,962)	$19,038	6.0
License	750	(294)	456	10.0
Total intangible assets subject to amortization	$120,750	$(101,256)	$19,494

	December 31, 2018
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationship	$120,000	$(91,756)	$28,244	6.0
Licenses	3,368	(2,874)	494	5.6
Total intangible assets subject to amortization	$123,368	$(94,630)	$28,738

The aggregate amortization expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$4,622	$6,553	$9,244	$13,057

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year ended December 31,	Expense
2020	$9,906
2021	75
2022	75
2023	75
2024	75

5.            Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (“Topic 842”). Topic 842 supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) 840—Leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, which included an option to apply the new leases standard at the adoption date using a modified retrospective approach, which the Company elected.

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

Significant Assumptions and Judgments in Applying Topic 842 and Practical Expedients Elected

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

As our leases do not have a readily determinable implicit rate, we used our weighted average cost of debt to determine the net present value of the lease payments at the adoption date. Our weighted average cost of debt is similar to the incremental borrowing rate we would have obtained if we had borrowed collateralized debt over the lease term to purchase the asset, and the rate was adjusted for longer term leases.

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

The components of lease expense and revenue were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$10,090	$18,449
Variable lease expense	$1,778	$4,483
Short-term lease expense	$15,405	$25,481
Finance lease cost:
Amortization of right-to-use assets	$586	$830
Interest on lease liabilities	$326	$668
Operating lease revenue	$81	$246
Sublease income	$404	$808

Lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2019
Operating leases
Right-of-use assets	Other long-term assets	$226,540
Current operating lease liabilities	Accrued expenses and other liabilities	$(21,912)
Non-current operating lease liabilities	Other long-term liabilities	$(214,286)

Finance leases
Right-of-use assets	Property and equipment, net	$14,129
Current finance lease liabilities	Current portion of long-term debt	$(6,159)
Non-current finance lease liabilities	Long-term debt	$(10,674)

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$18,537
Operating cash outflows from finance leases	$542
Financing cash outflows from finance leases	$1,193

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,530
Finance leases	$423

As of June 30, 2019, maturities of lease liabilities, weighted-average remaining lease terms and discount rates for our leases were as follows (in thousands, except lease terms and discount rates):

	Operating	Finance
	leases	leases
Remainder of 2019	$13,447	$3,414
2020	32,547	5,019
2021	32,064	4,821
2022	31,797	3,896
2023	31,667	730
Thereafter	143,749	1,306
Total	285,271	19,186
Less: Present value discount	(49,073)	(2,353)
Present value of lease liabilities	$236,198	$16,833
Weighted average remaining lease term (years)	8.72	4.22
Weighted average discount rate	4.27%	7.57%

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows under the previous lease accounting standard (ASC 840) (in thousands):

Year	December 31, 2018
2019	$16,651
2020	16,105
2021	15,315
2022	14,391
2023	13,462
Thereafter	52,626
Total minimum annual rentals	$128,550

Leases That Have Not Yet Commenced

We have multiple agreements that have been executed where the lease term has not commenced as of June 30, 2019. These are primarily related to our rights to use certain port facilities currently under construction. Although we may have provided design input, construction management services, or funding related to these assets, we have determined that we do not control these assets during the period of construction. These port facilities are expected to open for use during 2020 and include undiscounted minimum annual guarantees of approximately $806.7 million of passenger fees.

6.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2019 was as follows (in thousands):

				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive loss before reclassifications	(2,037)	(2,037)		—
Amounts reclassified into earnings	(16,085)	(16,274)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(181,482)	$(176,407)	(3)	$(5,075)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2018 was as follows (in thousands):

				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$25,253	$33,214		$(7,961)
Current period other comprehensive income before reclassifications	32,682	32,682		—
Amounts reclassified into earnings	(8,296)	(8,508)	(1)	212	(2)
Accumulated other comprehensive income (loss) at end of period	$49,639	$57,388		$(7,749)
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense).
(3)	Includes $6.5 million of loss expected to be reclassified into earnings in the next 12 months.

7.             Property and Equipment, net

Property and equipment, net increased $132.8 million for the six months ended June 30, 2019 primarily due to ships under construction and ship improvement projects.

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

The applicable margin under the new term loan A facility and new Revolving Loan Facility is determined by reference to a total leverage ratio, with an applicable margin of between 1.75% and 1.00% with respect to Eurocurrency loans and between 0.75% and 0.00% with respect to base rate loans. The margin as of June 30, 2019 for borrowings under the new term loan A facility and new Revolving Loan Facility was 1.50% with respect to Eurocurrency borrowings. In addition to paying interest on outstanding principal under the borrowings, we are obligated to pay a quarterly commitment fee at a rate determined by reference to a total net leverage ratio, with a maximum commitment fee of 0.30%.

NCLC entered into a $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent and collateral agent, and certain other lenders. The proceeds of this term loan will be used for general corporate purposes, including to finance the pre-delivery installments due to the builder under the Company’s shipbuilding contracts. The $230 million term loan is secured by Pride of America Ship Holding, LLC and bears interest at LIBOR plus a margin of 1.00%. The term loan matures on January 10, 2021; however, NCLC may elect to extend the maturity date to January 10, 2022 provided certain conditions are met. Should NCLC elect to extend the maturity date the interest rate will be LIBOR plus a margin of 1.10% for the third year.

NCLC entered into a $260 million credit agreement, dated as of May 15, 2019, with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders. The proceeds of this term loan were used to prepay the then outstanding principal and accrued interest of the Norwegian Epic term loan. The $260 million term loan is secured by Norwegian Jewel Limited, bears interest at LIBOR plus a margin of 0.80%, and matures on May 15, 2022. The transaction resulted in a loss on extinguishment of debt of $1.1 million.

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

As of June 30, 2019, we had fuel swaps and collars, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.3 million metric tons of our projected fuel purchases, maturing through December 31, 2022.

As of June 30, 2019, we had fuel swaps which were not designated as cash flow hedges. Due to a change in our choice of hedged fuel type, we entered into fuel contracts to sell approximately 19 thousand metric tons of fuel and immediately dedesignated fuel contracts to buy approximately 19 thousand metric tons of the same fuel. The agreements mature through December 31, 2019.

As of June 30, 2019, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.5 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2019.

As of June 30, 2019, we had interest rate swap agreements which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.2 billion as of June 30, 2019.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2019	2018	2019	2018
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$11,395	$2,583	$5,692	$1
	Other long-term assets	10,085	197	3,189	29
	Accrued expenses and other liabilities	—	1,173	7,154	19,547
	Other long-term liabilities	1,211	933	13,196	51,184
Foreign currency contracts
	Prepaid expenses and other assets	2,442	5,285	—	1,497
	Other long-term assets	—	3,514	—	—
	Accrued expenses and other liabilities	517	112	38,713	5,145
	Other long-term liabilities	43	2,874	76,013	40,476
Interest rate contracts
	Prepaid expenses and other assets	—	519	—	—
	Other long-term assets	—	27	—	—
	Accrued expenses and other liabilities	—	—	3,156	—
	Other long-term liabilities	—	—	2,450	—
Total derivatives designated as hedging instruments		$25,693	$17,217	$149,563	$117,879

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$2,315	$—	$—	$—

Total derivatives not designated as hedging instruments		$2,315	$—	$—	$—
Total derivatives		$28,008	$17,217	$149,563	$117,879

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$26,237	$(8,881)	$17,356	$(2,442)	$14,914
Liabilities	140,682	(1,771)	138,911	(112,198)	26,713

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2018	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$12,125	$(1,527)	$10,598	$(6,872)	$3,726
Liabilities	116,352	(5,092)	111,260	(35,718)	75,542

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Fuel contracts	$(16,577)	$70,508	Fuel	$9,885	$7,904
Foreign currency contracts	4,181	(88,382)	Depreciation and amortization	(703)	(899)
Interest rate contracts	(4,793)	1,980	Interest expense, net	92	(282)
Total gain (loss) recognized in other comprehensive income	$(17,189)	$(15,894)		$9,274	$6,723

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$100,531	$156,271	$65,969	$95,212	$140,704	$72,988

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	9,885	—	—	7,904	—	—
Foreign currency contracts	—	(703)	—	—	(899)	—
Interest rate contracts	—	—	92	—	—	(282)

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Fuel contracts	$79,931	$64,496	Fuel	$17,403	$11,429
Foreign currency contracts	(76,097)	(33,889)	Depreciation and amortization	(1,406)	(2,058)
Interest rate contracts	(5,871)	2,075	Interest expense, net	277	(863)
Total gain (loss) recognized in other comprehensive income	$(2,037)	$32,682		$16,274	$8,508

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$198,784	$326,012	$139,472	$188,643	$271,948	$132,686

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	17,403	—	—	11,429	—	—
Foreign currency contracts	—	(1,406)	—	—	(2,058)	—
Interest rate contracts	—	—	277	—	—	(863)

Long-Term Debt

As of June 30, 2019 and December 31, 2018, the fair value of our long-term debt, including the current portion, was $6,471.1 million and $6,601.9 million, respectively, which was $16.7 million higher and $8.4 million lower, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, considered to be Level 2 inputs in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.          Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the six months ended June 30, 2019:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Aggregate
	Based	Based	Based	Based	Based	Based	Term	Intrinsic Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2019	5,686,793	410,499	208,333	$50.65	$45.67	$59.43	6.22	$13,946
Exercised	(197,076)	(99,924)	—	39.19	19.00	—
Forfeited and cancelled	(35,333)	(156,251)	—	56.83	59.43	—
Outstanding as of June 30, 2019	5,454,384	154,324	208,333	$51.02	$49.02	$59.43	5.82	$27,599

Restricted Ordinary Share Awards

The following is a summary of restricted NCLH ordinary share activity for the six months ended June 30, 2019:

	Number of
	Time-	Weighted-
	Based	Average Grant
	Awards	Date Fair Value
Non-vested as of January 1, 2019	429	$58.41
Vested	(429)	58.41
Non-vested as of June 30, 2019	—	$—

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2019:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2019	2,973,032	$53.98	825,614		$56.58	50,000	$59.43
Granted	1,915,943	55.04	462,282	(1)	55.27	—	—
Vested	(1,425,290)	53.05	(121,000)		56.27	—	—
Forfeited or expired	(80,511)	54.89	(37,500)		56.27	—	—
Non-vested as of June 30, 2019	3,383,174	$54.95	1,129,396		$56.09	50,000	$59.43
(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The share-based compensation expense for the three months ended June 30, 2019 was $29.7 million of which $25.0 million was recorded in marketing, general and administrative expense and $4.7 million was recorded in payroll and related expense. The share-based compensation expense for the six months ended June 30, 2019 was $56.7 million of which $48.2 million was recorded in marketing, general and administrative expense and $8.5 million was recorded in payroll and related expense.

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

The combined contract prices of the 11 ships on order for delivery was approximately €7.9 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

12.          Other Income, Net

For the three and six months ended June 30, 2019, other income, net was income of $3.6 million and $3.2 million, respectively, primarily due to gains from insurance proceeds and a litigation settlement partially offset by foreign currency exchange losses. For the three and six months ended June 30, 2018, other income, net was income of $12.9 million and $11.3 million, respectively, primarily due to foreign currency exchange gains.

13.          Income Tax Expense

For the three and six months ended June 30, 2019, we had an income tax expense of $4.0 million and a benefit of $30.5 million, respectively. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As disclosed in our Annual Report on Form 10-K, we engaged in a section 382 study to determine the amount of the Prestige net operating loss carryforwards that could be utilized against future taxable income. In March 2019, we completed this study resulting in a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

14.          Supplemental Cash Flow Information

For the six months ended June 30, 2019 and 2018, we had non-cash investing activities in connection with property and equipment of $33.6 million and $48.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this report constitute forward-looking statements within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including expected fleet additions, development plans, objectives relating to our activities and expected performance in new markets), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	the spread of epidemics and viral outbreaks;
●	breaches in data security or other disturbances to our information technology and other networks;
●	the risks and increased costs associated with operating internationally;
●	changes in fuel prices and/or other cruise operating costs;
●	fluctuations in foreign currency exchange rates;
●	our expansion into and investments in new markets;
●	overcapacity in key markets or globally;
●	the unavailability of attractive port destinations;
●	our inability to obtain adequate insurance coverage;
●	evolving requirements and regulations regarding data privacy and protection and any actual or perceived compliance failures by us;
●	our indebtedness and restrictions in the agreements governing our indebtedness that limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel;
●	delays in our shipbuilding program and ship repairs, maintenance and refurbishments;
●	our reliance on third parties to provide hotel management services to certain ships and certain other services;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	amendments to our collective bargaining agreements for crew members and other employee relation issues;
●	pending or threatened litigation, investigations and enforcement actions;
●	our inability to keep pace with developments in technology;
●	seasonal variations in passenger fare rates and occupancy levels at different times of the year;
●	changes involving the tax and environmental regulatory regimes in which we operate; and
●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019 (“Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income, net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.

●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Gross Yield. Total revenue per Capacity Day.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.
●	Net Yield. Net Revenue per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.

●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the six months ended June 30, 2018, we had a benefit of $0.9 million related to reimbursements of legal costs. We included this as an adjustment in the reconciliation of Adjusted Net Income since the gains are not representative of our day-to-day operations and we have included similar adjustments in prior periods; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions.
●	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Quarterly Overview

Three months ended June 30, 2019 (“2019”) compared to three months ended June 30, 2018 (“2018”)

●	Total revenue increased 9.3% to $1.7 billion compared to $1.5 billion.
●	Net Revenue increased 6.8% to $1.3 billion compared to $1.2 billion.
●	Net income was $243.3 million compared to $229.5 million.
●	Operating income was $309.6 million compared to $293.0 million.

●	Adjusted Net Income was $285.2 million in 2019, which included $41.9 million of adjustments primarily consisting of expenses related to non-cash compensation, the redeployment of Norwegian Joy, amortization of intangible assets and certain other adjustments. Adjusted Net Income was $274.8 million in 2018, which included $45.2 million of adjustments primarily consisting of expenses related to non-cash compensation, losses on extinguishment of debt, amortization of intangible assets and certain other adjustments.
●	Adjusted EBITDA improved 6.9% to $498.1 million compared to $466.1 million.
●	In June 2019, the Office of Foreign Assets Control of the United States Department of the Treasury removed the authorization for group people-to-people educational travel by U.S. persons to Cuba. As a result, we have stopped sailings to Cuba during the three months ended June 30, 2019. This regulatory change has had a negative impact on earnings for both the three and six months ended June 30, 2019. We expect a negative impact to continue throughout the remainder of 2019 as a result of the cessation of cruises to Cuba.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Passenger ticket	70.9%	70.8%	70.2%	69.9%
Onboard and other	29.1%	29.2%	29.8%	30.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	17.9%	16.4%	17.2%	16.6%
Onboard and other	6.4%	6.1%	6.1%	5.8%
Payroll and related	13.8%	14.4%	14.7%	15.2%
Fuel	6.0%	6.2%	6.5%	6.7%
Food	3.3%	3.6%	3.6%	3.7%
Other	10.2%	10.0%	10.1%	9.9%
Total cruise operating expense	57.6%	56.7%	58.2%	57.9%
Other operating expense
Marketing, general and administrative	14.4%	14.8%	15.9%	16.0%
Depreciation and amortization	9.4%	9.2%	10.6%	9.7%
Total other operating expense	23.8%	24.0%	26.5%	25.7%
Operating income	18.6%	19.3%	15.3%	16.4%
Non-operating income (expense)
Interest expense, net	(3.9)%	(4.8)%	(4.5)%	(4.7)%
Other income, net	0.2%	0.8%	0.1%	0.4%
Total non-operating income (expense)	(3.7)%	(4.0)%	(4.4)%	(4.3)%
Net income before income taxes	14.9%	15.3%	10.9%	12.1%
Income tax benefit (expense)	(0.3)%	(0.2)%	0.9%	(0.2)%
Net income	14.6%	15.1%	11.8%	11.9%

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Passengers carried	682,935	687,820	1,327,987	1,305,260
Passenger Cruise Days	5,014,083	4,959,446	9,989,523	9,684,050
Capacity Days	4,626,871	4,550,217	9,343,800	9,016,688
Occupancy Percentage	108.4%	109.0%	106.9%	107.4%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2019			2019
		Constant			Constant
	2019	Currency	2018	2019	Currency	2018
Passenger ticket revenue	$1,179,404	$1,190,656	$1,077,046	$2,152,677	$2,175,348	$1,966,912
Onboard and other revenue	484,873	484,873	445,128	915,230	915,230	848,665
Total revenue	1,664,277	1,675,529	1,522,174	3,067,907	3,090,578	2,815,577
Less:
Commissions, transportation and other expense	297,691	300,070	249,875	526,955	531,683	468,215
Onboard and other expense	107,063	107,063	92,797	186,476	186,476	163,485
Net Revenue	$1,259,523	$1,268,396	$1,179,502	$2,354,476	$2,372,419	$2,183,877
Capacity Days	4,626,871	4,626,871	4,550,217	9,343,800	9,343,800	9,016,688
Gross Yield	$359.70	$362.13	$334.53	$328.34	$330.76	$312.26
Net Yield	$272.22	$274.14	$259.22	$251.98	$253.90	$242.20

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2019			2019
		Constant			Constant
	2019	Currency	2018	2019	Currency	2018
Total cruise operating expense	$958,424	$965,849	$862,783	$1,785,075	$1,795,869	$1,630,874
Marketing, general and administrative expense	239,988	241,065	225,665	488,322	491,527	451,423
Gross Cruise Cost	1,198,412	1,206,914	1,088,448	2,273,397	2,287,396	2,082,297
Less:
Commissions, transportation and other expense	297,691	300,070	249,875	526,955	531,683	468,215
Onboard and other expense	107,063	107,063	92,797	186,476	186,476	163,485
Net Cruise Cost	793,658	799,781	745,776	1,559,966	1,569,237	1,450,597
Less: Fuel expense	100,531	100,531	95,212	198,784	198,784	188,643
Net Cruise Cost Excluding Fuel	693,127	699,250	650,564	1,361,182	1,370,453	1,261,954
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	534	534	542	1,068	1,068	1,084
Non-cash share-based compensation (2)	29,651	29,651	31,733	56,650	56,650	59,835
Redeployment of Norwegian Joy (3)	2,035	2,035	—	7,051	7,051	—
Other (4)	—	—	80	—	—	(912)
Adjusted Net Cruise Cost Excluding Fuel	$660,907	$667,030	$618,209	$1,296,413	$1,305,684	$1,201,947
Capacity Days	4,626,871	4,626,871	4,550,217	9,343,800	9,343,800	9,016,688
Gross Cruise Cost per Capacity Day	$259.01	$260.85	$239.21	$243.31	$244.80	$230.94
Net Cruise Cost per Capacity Day	$171.53	$172.86	$163.90	$166.95	$167.94	$160.88
Net Cruise Cost Excluding Fuel per Capacity Day	$149.80	$151.13	$142.97	$145.68	$146.67	$139.96
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$142.84	$144.16	$135.86	$138.75	$139.74	$133.30
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(4)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$243,276	$229,540	$362,680	$334,923
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	879	864	1,758	1,727
Non-cash share-based compensation (2)	29,651	31,733	56,650	59,835
Extinguishment and modification of debt (3)	1,175	6,346	7,268	6,346
Amortization of intangible assets (4)	4,603	6,222	9,206	12,444
Redeployment of Norwegian Joy (5)	5,601	—	30,629	—
Other (6)	—	80	—	(912)
Adjusted Net Income	$285,185	$274,785	$468,191	$414,363
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense).
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(6)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$243,276	$229,540	$362,680	$334,923
Interest expense, net	65,969	72,988	139,472	132,686
Income tax (benefit) expense	3,965	3,416	(30,472)	4,979
Depreciation and amortization expense	156,271	140,704	326,012	271,948
EBITDA	469,481	446,648	797,692	744,536
Other income, net (1)	(3,616)	(12,922)	(3,182)	(11,256)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	534	542	1,068	1,084
Non-cash share-based compensation (3)	29,651	31,733	56,650	59,835
Redeployment of Norwegian Joy (4)	2,035	—	7,051	—
Other (5)	—	80	—	(912)
Adjusted EBITDA	$498,085	$466,081	$859,279	$793,287
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Primarily related to expenses and reimbursements related to certain legal costs, which are included in marketing, general and administrative expense.

Three months ended June 30, 2019 (“2019”) compared to three months ended June 30, 2018 (“2018”)

Revenue

Total revenue increased 9.3% to $1.7 billion in 2019 compared to $1.5 billion in 2018. Gross Yield increased 7.5%. Net Revenue increased 6.8% to $1.3 billion in 2019 from $1.2 billion in 2018 due to an increase in Capacity Days of 1.7% and an increase in Net Yield of 5.0%. The increase in Capacity Days was primarily due to a full quarter of Norwegian Bliss in 2019 and was partially offset by a reduction in Capacity Days while Norwegian Joy was undergoing revitalization. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and onboard spending. On a Constant Currency basis, Net Yield increased 5.8%.

Expense

Total cruise operating expense increased 11.1% in 2019 compared to 2018 primarily due to a full quarter of Norwegian Bliss in 2019, the redeployment of Norwegian Joy during the second quarter of 2019 and direct costs related to air promotions. Gross Cruise Cost increased 10.1% in 2019 compared to 2018 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 8.2% in 2019 compared to 2018. Marketing, general and administrative expenses increased primarily due to an increase in advertising and promotions. Depreciation and amortization expenses increased primarily due to the addition of Norwegian Bliss, renovation of Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 4.7% (5.5% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses and an increase due to the addition of Norwegian Bliss, costs associated with the cessation of cruises to Cuba and other ship operating costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 5.1% (6.1% on a Constant Currency basis).

Interest expense, net was $66.0 million in 2019 compared to $73.0 million in 2018. The decrease in interest expense reflects lower outstanding debt balances and lower margins associated with recent refinancings, partially offset by newbuild financings and an increase in LIBOR. Interest expense, net also included losses on extinguishment of debt of $1.1 million in 2019 and $6.3 million in 2018.

Other income, net was income of $3.6 million in 2019 compared to $12.9 million in 2018. In 2019, the income primarily related to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange, and in 2018, the income primarily related to gains on foreign currency exchange.

In 2019, we had an income tax expense of $4.0 million compared to $3.4 million in 2018.

Six months ended June 30, 2019 (“2019”) compared to six months ended June 30, 2018 (“2018”)

Revenue

Total revenue increased 9.0% to $3.1 billion in 2019 from $2.8 billion in 2018. Gross Yield increased 5.1%. Net Revenue increased 7.8% to $2.4 billion in 2019 from $2.2 billion in 2018 due to an increase in Capacity Days of 3.6% and an increase in Net Yield of 4.0%. The increase in Capacity Days was primarily due to a full six months of Norwegian Bliss in 2019 and was partially offset by a reduction in Capacity Days while Norwegian Joy was undergoing revitalization. The increase in Gross Yield and Net Yield was primarily due to an increase in passenger ticket pricing and an increase in onboard spending. On a Constant Currency basis, Net Yield increased 4.8%.

Expense

Total cruise operating expense increased 9.5% in 2019 compared to 2018 primarily due to a full six months of Norwegian Bliss in 2019, the redeployment of Norwegian Joy during the second quarter of 2019, and direct costs related to air promotions. Gross Cruise Cost increased 9.2% in 2019 compared to 2018 due to an increase in total cruise operating expense and marketing, general and administrative expenses. Total other operating expense increased 12.6% in 2019 compared to 2018. Marketing, general and administrative expenses increased primarily due to an increase in advertising and promotions. Depreciation and amortization expenses increased primarily due to the additions of Norwegian Bliss, renovation of Norwegian Joy and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 3.8% (4.4% on a Constant Currency basis) primarily due to an increase in marketing, general and administrative expenses and an increase due to the addition of Norwegian Bliss, costs associated with the cessation of cruises to Cuba and other ship operating costs. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 4.1% (4.8% on a Constant Currency basis).

Interest expense, net was $139.5 million in 2019 compared to $132.7 million in 2018. The increase in interest expense reflects additional newbuild financings and higher interest rates due to an increase in LIBOR, partially offset by lower outstanding debt balances and lower margins associated with recent refinancings. Interest expense, net also included losses on extinguishment and modification of debt of $7.3 million in 2019 and $6.3 million in 2018.

Other income, net was income of $3.2 million in 2019 compared to income of $11.3 million in 2018. In 2019, the income primarily related to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange, and in 2018, the income primarily related to gains on foreign currency exchange.

In 2019, we had an income tax benefit of $30.5 million compared to an expense of $5.0 million in 2018. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, in 2019 we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance.

Liquidity and Capital Resources

General

As of June 30, 2019, our liquidity was $1.3 billion consisting of $416.3 million in cash and cash equivalents and $875.0 million available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

As of June 30, 2019, we had a working capital deficit of $2.7 billion. This deficit included $2.2 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly is substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our Revolving Loan Facility, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

Sources and Uses of Cash

In this section, references to “2019” refer to the six months ended June 30, 2019 and references to “2018” refer to the six months ended June 30, 2018.

Net cash provided by operating activities was $1.1 billion in 2019 as compared to $1.3 billion in 2018. The net cash provided by operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $558.6 million in 2019 compared to $612.3 million in 2018. Deferred tax assets/liabilities decreased by $29.9 million in 2019 compared to an increase of $2.1 million in 2018 primarily due to the reversal of valuation allowances.

Net cash used in investing activities was $428.1 million in 2019 and $1.2 billion in 2018, primarily related to payments for ships under construction and ship improvement projects.

Net cash used in financing activities was $387.1 million in 2019 primarily due to a dividend of $194.0 million for the repurchase of NCLH ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt. Net cash used in financing activities was $40.6 million in 2018 primarily due to net repayments of our Revolving Loan Facility and other loan facilities offset by borrowings on newbuild facilities. During 2018, we redeemed $135.0 million principal amount of the $700.0 million aggregate principal amount of outstanding 4.750% Senior Notes due 2021. Additionally, in 2018, we issued a dividend for the repurchase of NCLH ordinary shares and we incurred deferred financing fees related to financing of newbuild ships.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of June 30, 2019, our anticipated capital expenditures were $1.2 billion for the remainder of 2019 and $1.2 billion and $0.7 billion for the years ending December 31, 2020 and 2021, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.6 billion for the remainder of 2019 and $0.5 billion for 2020 and $0.2 billion for 2021. These future expected capital expenditures will significantly increase our depreciation and amortization expense as we take delivery of the ships.

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

The combined contract prices of the 11 ships on order for delivery was approximately €7.9 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2019. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three and six months ended June 30, 2019 was $8.5 million and $16.3 million, respectively, and for the three and six months ended June 30, 2018 it was $6.8 million and $16.8 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of June 30, 2019 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$6,454,615	$605,141	$2,052,224	$2,237,845	$1,559,405
Operating leases (2)	285,271	31,103	64,209	62,988	126,971
Ship construction contracts (3)	5,132,070	1,282,979	1,225,844	1,860,349	762,898
Port facilities (4)	1,561,552	49,738	115,707	122,052	1,274,055
Interest (5)	944,484	210,246	365,001	216,849	152,388
Other (6)	1,411,835	267,239	455,838	395,241	293,517
Total (7)	$15,789,827	$2,446,446	$4,278,823	$4,895,324	$4,169,234
(1)	Long-term debt includes premiums aggregating $0.2 million and finance leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2019. Export credit financing is in place from syndicates of banks. The amount does not include the two Project Leonardo ships, one Explorer Class Ship and two Allura Class Ships which were still subject to certain Italian government approvals as of June 30, 2019.
(4)	Port facilities represent our usage of certain port facilities.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of June 30, 2019.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts.
(7)	$0.7 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of June 30, 2019 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of June 30, 2019.

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

Interest Rate Risk

As of June 30, 2019, we had interest rate swap agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2019, 75% of our debt was fixed and 25% was variable, which includes the effects of the interest rate swaps. The notional amount of outstanding debt associated with the interest rate swap agreements as of June 30, 2019 was $1.2 billion. As of December 31, 2018, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.0 billion as of December 31, 2018. The change from December 31, 2018 to June 30, 2019 was due to an additional interest rate swap executed and the repayment of variable rate debt. Based on our June 30, 2019 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $16.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2019, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €1.9 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of June 30, 2019. As of December 31, 2018, the payments not hedged aggregated €2.2 billion, or $2.5 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2018. The change from December 31, 2018 to June 30, 2019 was due to additional foreign exchange derivatives executed. We estimate that a 10% change in the euro as of June 30, 2019 would result in a $0.2 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.5% and 11.0% for the three months ended June 30, 2019 and 2018, respectively, and 11.1% and 11.6% for the six months ended June 30, 2019 and 2018, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2019, we had hedged approximately 72%, 56%, 47% and 13% of our remaining 2019, 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. As of December 31, 2018, we had hedged approximately 57%, 53% and 33% of our

2019, 2020 and 2021 projected metric tons of fuel purchases, respectively. Additional hedges executed between December 31, 2018 and June 30, 2019 have lowered our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2019 fuel expense by $21.0 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $12.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs have filed a notice of appeal. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

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

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. For example, we had to temporarily change certain itineraries in the Caribbean due to damage some ports sustained during an active hurricane season in 2017. There can be no assurance that our ports of call will not be similarly affected in the future. Additionally, in June 2019, the Office of Foreign Assets Control of the United States Department of the Treasury removed the authorization for group people-to-people educational travel by U.S. persons to Cuba. Concurrently, the United States Department of Commerce’s Bureau of Industry and Security removed the authorization to travel for most non-

commercial aircraft and all passenger and recreational vessels, including cruise ships, on temporary sojourn in Cuba. Combined, these rulings effectively eliminated the ability of cruise lines to offer cruise travel to Cuba. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

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

The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. Monetary and other claims may now be brought against us and other companies who have done business in Cuba. If these suits are successful, they could result in substantial monetary damages against the Company.

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

Item 6. Exhibits

3.2*	Amended and Restated Bye-Laws of NCL Corporation Ltd., effective as of June 13, 2019
10.1

$260 million Credit Agreement, dated May 15, 2019, among NCL Corporation Ltd., as borrower, Bank of America, N.A., as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Quarterly Report on Form 10-Q filed on August 8, 2019 (File No. 001-35784))#

10.2*

Side Letter, dated April 25, 2019, to €529.8 million Breakaway One Credit Agreement, dated November 18, 2010, as amended, by and among Breakaway One, Ltd., NCL Corporation Ltd., NCL International, Ltd. and KfW IPEX Bank GmbH#

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline XBRL:
	(i)	the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018;
	(ii)	the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018;
	(iii)	the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018;
	(iv)	the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018;
	(v)	the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; and
	(vi)	the Notes to the Consolidated Financial Statements.
104*		The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

*Filed herewith.

**   Furnished herewith.

#	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

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

Dated: August 8, 2019