Form 10-Q
period 2020-03-31
NCL CORP Ltd.
filed 2020-05-15
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 31,164,004 ordinary shares outstanding as of May 8, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Revenue
Passenger ticket	$840,791	$973,273
Onboard and other	406,091	430,357
Total revenue	1,246,882	1,403,630
Cruise operating expense
Commissions, transportation and other	332,368	229,264
Onboard and other	74,973	79,413
Payroll and related	247,147	223,107
Fuel	125,024	98,253
Food	49,216	55,045
Other	165,532	141,569
Total cruise operating expense	994,260	826,651
Other operating expense
Marketing, general and administrative	269,907	248,334
Depreciation and amortization	198,197	169,741
Impairment loss	1,607,797	—
Total other operating expense	2,075,901	418,075
Operating income (loss)	(1,823,279)	158,904
Non-operating income (expense)
Interest expense, net	(68,907)	(73,503)
Other income (expense), net	5,823	(434)
Total non-operating income (expense)	(63,084)	(73,937)
Net income (loss) before income taxes	(1,886,363)	84,967
Income tax benefit	4,097	34,437
Net income (loss)	$(1,882,266)	$119,404

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(1,882,266)	$119,404
Other comprehensive income (loss):
Shipboard Retirement Plan	102	95
Cash flow hedges:
Net unrealized gain (loss)	(305,860)	15,152
Amount realized and reclassified into earnings	21,999	(7,000)
Total other comprehensive income (loss)	(283,759)	8,247
Total comprehensive income (loss)	$(2,166,025)	$127,651

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,358,821	$231,239
Accounts receivable, net	96,277	75,109
Inventories	85,516	95,427
Prepaid expenses and other assets	153,029	306,616
Total current assets	1,693,643	708,391
Property and equipment, net	13,567,576	13,135,337
Goodwill	98,134	1,388,931
Tradenames	500,525	817,525
Other long-term assets	599,939	612,864
Total assets	$16,459,817	$16,663,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$173,797	$746,358
Accounts payable	364,216	100,777
Accrued expenses and other liabilities	762,292	782,665
Due to NCLH	36,317	35,044
Advance ticket sales	1,659,527	1,954,980
Total current liabilities	2,996,149	3,619,824
Long-term debt	8,432,425	6,055,335
Other long-term liabilities	693,262	526,089
Total liabilities	12,121,836	10,201,248
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, $0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2020 and December 31, 2019	37	37
Additional paid-in capital	4,101,613	4,061,330
Accumulated other comprehensive income (loss)	(580,962)	(297,203)
Retained earnings	817,293	2,697,636
Total shareholders’ equity	4,337,981	6,461,800
Total liabilities and shareholders’ equity	$16,459,817	$16,663,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,882,266)	$119,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	195,195	169,714
Impairment loss	1,607,797	—
Deferred income taxes, net	(5,085)	(32,103)
Loss on derivatives	13,619	4
Loss on extinguishment of debt	—	2,903
Provision for bad debts and inventory obsolescence	8,372	1,022
Share-based compensation expense	32,758	26,999
Net foreign currency adjustments	(1,386)	(1,896)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,109)	(1,939)
Inventories	9,258	(496)
Prepaid expenses and other assets	146,902	(58,953)
Accounts payable	258,215	(89,914)
Accrued expenses and other liabilities	(123,903)	(41,626)
Advance ticket sales	(288,544)	439,352
Net cash provided by (used in) operating activities	(52,177)	532,471
Cash flows from investing activities
Additions to property and equipment, net	(610,155)	(214,559)
Cash received on settlement of derivatives	—	289
Cash paid on settlement of derivatives	(28,606)	—
Other	868	259
Net cash used in investing activities	(637,893)	(214,011)
Cash flows from financing activities
Repayments of long-term debt	(181,530)	(2,345,589)
Proceeds from long-term debt	2,007,870	2,392,000
Dividends	—	(194,000)
Due to NCLH, net	1,273	(4,459)
Contribution from NCLH	22,500	—
Net share settlement of restricted share units	(14,975)	(18,850)
Deferred financing fees	(12,993)	(7,911)
Net cash provided by (used in) financing activities	1,822,145	(178,809)
Effect of exchange rates on cash and cash equivalents	(4,493)	—
Net increase in cash and cash equivalents	1,127,582	139,651
Cash and cash equivalents at beginning of period	231,239	162,419
Cash and cash equivalents at end of period	$1,358,821	$302,070

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2020
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2019	$37	$4,061,330	$(297,203)	$2,697,636	$6,461,800
Share-based compensation	—	32,758	—	—	32,758
Net share settlement of restricted share units	—	(14,975)	—	—	(14,975)
Cumulative change in accounting policy	—	—	—	1,923	1,923
Contribution from NCLH	—	22,500	—	—	22,500
Other comprehensive loss, net	—	—	(283,759)	—	(283,759)
Net loss	—	—	—	(1,882,266)	(1,882,266)
Balance, March 31, 2020	$37	$4,101,613	$(580,962)	$817,293	$4,337,981

	Three Months Ended March 31, 2019
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2018	$37	$3,983,714	$(163,360)	$2,097,430	$5,917,821
Share-based compensation	—	26,999	—	—	26,999
Net share settlement of restricted share units	—	(18,850)	—	—	(18,850)
Other comprehensive income, net	—	—	8,247	—	8,247
Dividends	—	—	—	(194,000)	(194,000)
Net income	—	—	—	119,404	119,404
Balance, March 31, 2019	$37	$3,991,863	$(155,113)	$2,022,834	$5,859,621

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2020, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027, subject to certain conditions.

We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2022 and 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 82,000. We expect that the effects of the novel coronavirus (“COVID-19”) on the shipyards where our ships are under construction (or will be constructed) will result in delays in ship deliveries and such delays may be prolonged.

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands, which has subsequently been extended through June 30, 2020. On March 14, 2020, concurrent with our and the broader cruise industry’s suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order through April 13, 2020. On April 9, 2020, the CDC modified its existing No Sail Order to extend it until the earliest of (a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (b) the date the Director of the CDC rescinds or modifies the No Sail Order or (c) 100 days after the order appears on the Federal Register, which would be July 24, 2020. In addition, the duration of any voluntary suspensions we have implemented and resumption of operations outside of the United States will be dependent, in part, on various travel restrictions and travel bans issued by various countries around the world, as well as the availability of ports around the world. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such an outbreak. Due to the unknown duration and extent of the outbreak, travel restrictions and advisories, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, the full effect on our financial performance cannot be quantified at this time, but we expect to report a net loss for the year ending December 31, 2020.

Subsequent to March 31, 2020, we have taken steps to improve our liquidity through securing deferrals of existing debt amortization, including through available export credit agencies and related governments, as discussed more fully under Note 8 – “Long-Term Debt”. The Company has received additional financing through debt and equity transactions totaling $1.95 billion in proceeds after underwriting fees. The Company expects to receive another $400.0 million from the transaction with L Catterton upon the satisfaction of certain customary closing conditions. Refer to Note 15 – “Subsequent Events” for further information on the equity financing. The Company has also undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months, although demand for cruises during the summer months of 2020 are expected to continue to be adversely impacted by the COVID-19 pandemic. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in our most recent Annual Report on Form 10-K filed with the SEC, as updated by our Current Report on Form 8-K filed on May 5, 2020.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income, net. We recognized a gain of $19.9 million and a loss of $1.0 million for the three months ended March 31, 2020 and 2019, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
North America	$951,056	$982,989
Europe	13,335	33,752
Asia-Pacific	150,921	222,767
South America	76,306	90,303
Other	55,264	73,819
Total revenue	$1,246,882	$1,403,630

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2020 and December 31, 2019, our receivables from customers were $17.3 million and $15.3 million, respectively.

In March 2020, our brands launched new cancellation policies to permit our guests to cancel cruises which are not part of the Company’s temporary suspension of voyages up to 48 hours prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through either September 30 or December 31, 2020, depending on the brand. The future cruise credit is valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who have elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of March 31, 2020 and December 31, 2019, our contract liabilities were $0.2 billion and $1.4 billion, respectively. Of the amounts included within contract liabilities as of March 31, 2020, approximately 60% were refundable in accordance with our cancellation policies. For the three months ended March 31, 2020, $0.9 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us as of March 31, 2020, approximately $92.0 million in costs to obtain these contracts, consisting of protected commissions and credit card fees, were recognized in earnings during the three months ended March 31, 2020.

4.            Intangible Assets

We evaluate goodwill and tradenames for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. In March 2020, the Company announced a voluntary suspension of all cruise voyages for its three brands, which has subsequently been extended through June 30, 2020. Due to the temporary suspension of operations and decline in our stock price, we performed interim goodwill and tradename impairment tests as of March 31, 2020. We refer you to Note 9 – “Fair Value Measurements” for information on our valuation assumptions.

The changes in the carrying amount of goodwill for each reporting unit for the three months ended March 31, 2020 are as follows (in thousands):

	Reporting Unit
	Norwegian		Regent
	Cruise	Oceania	Seven Seas	Total
	Line	Cruises	Cruises	Goodwill
Balance, December 31, 2019	$403,805	$523,026	$462,100	$1,388,931
Impairment loss	(403,805)	(523,026)	(363,966)	(1,290,797)
Balance, March 31, 2020	$—	$—	$98,134	$98,134

As of March 31, 2020, we impaired our tradenames for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our tradenames was $500.5 million.

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	March 31, 2020
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(112,943)	$7,057	6.0
License	750	(350)	400	10.0
Total intangible assets subject to amortization	$120,750	$(113,293)	$7,457

	December 31, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(110,169)	$9,831	6.0
Licenses	750	(331)	419	10.0
Total intangible assets subject to amortization	$120,750	$(110,500)	$10,250

The aggregate amortization expense for intangible assets is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$2,793	$4,622

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year Ended December 31,	Expense
2021	$75
2022	75
2023	75
2024	75
2025	44

5.            Leases

Lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2020	December 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$229,588	$236,604
Current operating lease liabilities	Accrued expenses and other liabilities	23,874	39,126
Non-current operating lease liabilities	Other long-term liabilities	200,428	207,243

Finance leases
Right-of-use assets	Property and equipment, net	13,386	13,873
Current finance lease liabilities	Current portion of long-term debt	5,304	6,419
Non-current finance lease liabilities	Long-term debt	7,895	8,812

6.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended March 31, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(305,860)	(305,860)		—
Amounts reclassified into earnings	22,101	21,999	(1)	102	(2)
Accumulated other comprehensive income (loss) at end of period	$(580,962)	$(573,870)	(3)	$(7,092)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive income before reclassifications	15,152	15,152		—
Amounts reclassified into earnings	(6,905)	(7,000)	(1)	95	(2)
Accumulated other comprehensive income (loss) at end of period	$(155,113)	$(149,944)		$(5,169)
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income, net.
(3)	Includes $107.6 million of loss expected to be reclassified into earnings in the next 12 months.

7.             Property and Equipment, net

Property and equipment, net increased $432.2 million for the three months ended March 31, 2020 primarily due to the delivery of Seven Seas Splendor in January 2020 and ship improvement projects slightly offset by a $25.4 million impairment of projects that will not be completed, which has been recognized in depreciation and amortization expense.

8.            Long-Term Debt

As of March 31, 2020, NCLC had borrowed $875 million under its existing Revolving Loan Facility maturing on January 2, 2024. As of March 31, 2020 borrowings under the Revolving Loan Facility bear interest at LIBOR plus a margin of 1.25%.

In March 2020, NCLC entered into a $675 million revolving credit facility (“Epic Credit Facility”) maturing on March 4, 2021, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and certain other lenders party thereto. NCLC has borrowed $675 million under the facility, which bears interest at LIBOR plus a margin of 0.80%. The facility is secured by Norwegian Epic, Ltd. In April 2020, NCLC entered into an incremental assumption agreement, which supplements the Epic Credit Facility. The incremental assumption agreement extended the maturity date of the revolving facility commitments under the Epic Credit Facility to March 3, 2022 following the consummation of the successful debt and equity financing, which resulted in aggregate gross proceeds greater than the amount required for the extension. The revolving facility loans will accrue interest at a per annum rate based on LIBOR plus a margin of 1.75% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 0.75% in the case of base rate loans.

In April 2020, NCLC amended $386 million of export credit backed facilities that finance Norwegian Breakaway, Norwegian Getaway, Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore to incorporate the terms of a 12-month debt holiday initiative offered to the cruise industry by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The debt holiday was initiated to provide interim debt service and financial covenant relief for borrowers during the current global COVID-19 pandemic with respect to their Hermes guaranteed financings. The amended agreements provide that, among other things, (a) amortization payments due from April 1, 2020 to March 31, 2021 (the “Deferral Period”) on the loans will be deferred and (b) the principal amounts so deferred will constitute separate tranches of loans under the facilities. The separate tranches of loans will accrue interest at a floating rate per annum based on six-month LIBOR plus a margin as follows:

Margin
€529.8 million Breakaway one loan (Norwegian Breakaway)	0.90%
€529.8 million Breakaway two loan (Norwegian Getaway)	1.20%
€590.5 million Breakaway three loan (Norwegian Escape)	1.50%
€729.9 million Breakaway four loan (Norwegian Joy)	1.50%
€710.8 million Seahawk 1 term loan (Norwegian Bliss)	1.00%
€748.7 million Seahawk 2 term loan (Norwegian Encore)	1.00%

After the end of the Deferral Period, the deferred amounts will amortize in eight equal semiannual installments.

Also in April 2020, NCLC amended the $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent, and certain other lenders. The amendment extends the maturity date of the term loan by one year to January 10, 2022. From January 10, 2021 to January 10, 2022, the loan shall accrue interest at a per annum rate based on LIBOR plus a margin of 1.75% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 0.75% in the case of base rate loans.

In May 2020, NCLC amended its $260 million credit agreement, dated as of May 15, 2019, with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders. The amendment provides that (a) amortization payments due through May 1, 2021 will be deferred following the consummation of the successful debt and equity financing, which resulted in aggregate gross proceeds greater than the amount required for the extension and (b) the principal amount so deferred will constitute a separate tranche of loans under the facility (the “Deferred Jewel Loans”). The Deferred Jewel Loans will accrue interest at a per annum rate based on LIBOR plus a margin of 2.50% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 1.50% in the case of base rate loans. After the end of the deferral period, the deferred loan payments will amortize in an aggregate principal amount equal to 25% per annum in semiannual installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Jewel Loans outstanding.

In addition, in May 2020, NCLH and NCLC entered into an investment agreement with an affiliate of L Catterton (the “Private Investor”), pursuant to which NCLC agreed to sell and issue to the Private Investor (the “Private Exchangeable Notes Transaction”) up to $400 million in aggregate principal amount of exchangeable senior notes due 2026 (the “Private Exchangeable Notes”). The Private Exchangeable Notes Transaction is expected to close no later than May 29, 2020 upon the satisfaction of certain customary closing conditions. The Private Exchangeable Notes will accrue interest at a rate of 7.0% per annum for the first year post-issuance (which will accrete to the principal amount), 4.5% per annum interest (which will accrete to the principal amount) plus 3.0% per annum cash interest for the following four years and 7.5% per annum in cash interest for the final year prior to maturity. The Private Investor will have certain registration rights in respect of NCLH’s ordinary shares underlying the Private Exchangeable Notes and be subject to certain customary transfer, voting and standstill restrictions.

The Private Exchangeable Notes will be guaranteed by NCLH on a senior basis. Holders may exchange their Private Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged Private Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be approximately 82.6446 ordinary shares per $1,000 principal amount of Private Exchangeable Notes (equivalent to an initial exchange price of $12.10 per ordinary share), subject to future adjustment. NCLC has the right to redeem all or a portion of the Private Exchange Notes at any time after the third anniversary of the issuance date at a price equal to 100% of the accreted principal amount thereof if the market closing price of NCLH’s ordinary shares has been at least 250% of the per share price implied by the exchange rate then in effect for at least 20 trading days during any 30 consecutive trading day period.

In May 2020, NCLC conducted a private offering of $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024 (the “Senior Secured Notes”) at 99% original issue discount and a private offering of $862.5 million aggregate principal amount of 6.00% exchangeable senior notes due 2024 (the “Exchangeable Notes”). The Exchangeable Notes will be guaranteed by NCLH on a senior basis. Holders may exchange their Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share), subject to adjustment.

The Senior Secured Notes will pay interest at 12.25% per annum, semiannually on May 15 and November 15 of each year, commencing on November 15, 2020, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively. NCLC may redeem the Senior Secured Notes, in whole or part, at any time prior to February 15, 2024, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the Senior Secured Notes, in whole or in part, on or after February 15, 2024, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or prior to February 15, 2022, NCLC may choose to redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 112.25% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the Senior Secured Notes issued remains outstanding following such redemption.

The Senior Secured Notes will be secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain subsidiary guarantors, two of our vessels, our material intellectual property and two islands that we use in the operations of our cruise business. The Senior Secured Notes will also be guaranteed by our subsidiaries that own the property that will secure the Senior Secured Notes as well as certain additional subsidiaries whose assets will not secure the Senior Secured Notes. The indenture governing the Senior

Secured Notes will include requirements that will, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of our assets.

NCLC entered into a Fifth Amended and Restated Credit Agreement, dated as of May 8, 2020, with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A., as administrative agent, and lenders holding 87.57% of the term loans outstanding. This revised facility provides that, among other things, (a) amortization payments due within the first year after effectiveness will be deferred and (b) the principal amount so deferred will constitute a separate tranche of loans (the “Deferred Term A Loans”). The Deferred Term A Loans will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the deferral period, the Deferred Term A Loans will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term A Loans, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term A Loans outstanding. The Term A Loans (other than the Deferred Term A Loans) shall constitute a separate class of loans (the “Legacy Term A Loans), with the same terms as the Term A Loans under the Fourth Amended and Restated Credit Agreement, except that the amortization payments on the Legacy Term A Loans shall be deferred during the deferral period.

As a result of the aforementioned executed amendments, including those with contingent conditions that were satisfied on May 8, 2020, we have reclassified $1.4 billion of debt which was originally classified as a current liability based on the contractual maturities outstanding at March 31, 2020 to long-term debt. The following are scheduled principal repayments on long-term debt including finance lease obligations as of March 31, 2020 for each of the next five years (in thousands):

Year	Amount
April 1, 2020 - March 31, 2021	$173,797
April 1, 2021 - March 31, 2022	1,742,815
April 1, 2022 - March 31, 2023	872,491
April 1, 2023 - March 31, 2024	2,819,592
April 1, 2024 - March 31, 2025	1,147,007
Thereafter	1,996,325
Total	$8,752,027

We are in the process of seeking consents to amend our export-credit backed facilities to incorporate the terms of a 12-month debt holiday initiative offered to the cruise industry by Servizi Assicurativi del Commercio Estero (“SACE”), the official ECA of Italy, to refinance the amortization payments on such facilities, but we cannot guarantee the outcome of that process.

At March 31, 2020, we were in compliance with all of our debt covenants. Subsequent to March 31, 2020, as part of the Hermes debt holiday we have obtained lender consents to waive financial covenants for the Deferral Period. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

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

As of March 31, 2020, we had fuel swaps and collars, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.2 million metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of March 31, 2020, we had fuel swaps which were not designated as cash flow hedges. Due to a decrease in forecasted fuel consumption resulting from voyage cancellations due to COVID-19, we released into earnings fuel hedges of approximately 68 thousand metric tons of fuel as these forecasted transactions were no longer probable of occurring. The agreements mature through October 31, 2020.

As of March 31, 2020, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.0 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of March 31, 2020.

As of March 31, 2020, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.7 billion as of March 31, 2020.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2020	2019	2020	2019
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Other long-term assets	$—	$277	$—	$—
	Accrued expenses and other liabilities	—	2,300	93,109	18,257
	Other long-term liabilities	—	683	110,085	17,763
Foreign currency contracts
	Other long-term assets	1,411	—	—	—
	Accrued expenses and other liabilities	—	—	15,581	33,475
	Other long-term liabilities	—	169	206,917	118,500
Interest rate contracts
	Accrued expenses and other liabilities	—	—	7,790	2,178
	Other long-term liabilities	—	—	4,690	1,861
Total derivatives designated as hedging instruments		$1,411	$3,429	$438,172	$192,034

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Accrued expenses and other liabilities	$—	$—	$13,619	$—
Total derivatives not designated as hedging instruments		$—	$—	$13,619	$—
Total derivatives		$1,411	$3,429	$451,791	$192,034

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$1,411	$—	$1,411	$(1,411)	$—
Liabilities	451,791	—	451,791	(451,791)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$277	$—	$277	$—	$277
Liabilities	192,034	(3,152)	188,882	(149,863)	39,019

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2020	March 31, 2019		March 31, 2020	March 31, 2019
Fuel contracts	$(198,477)	$96,508	Fuel	$(6,217)	$7,518
Fuel contracts	—	—	Other income (expense), net	(14,320)	—
Foreign currency contracts	(97,887)	(80,278)	Depreciation and amortization	(1,129)	(703)
Interest rate contracts	(9,496)	(1,078)	Interest expense, net	(333)	185
Total gain (loss) recognized in other comprehensive income	$(305,860)	$15,152		$(21,999)	$7,000

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$125,024	$198,197	$68,907	$5,823	$98,253	$169,741	$73,503

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(6,217)	—	—	—	7,518	—	—
Foreign currency contracts	—	(1,129)	—	—	—	(703)	—
Interest rate contracts	—	—	(333)	—	—	—	185

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(14,320)	—	—	—

Long-Term Debt

As of March 31, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $8,595.3 million and $6,957.8 million, respectively, which was $156.6 million lower and $31.3 million higher, respectively, than the carrying values. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term debt was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities, considered to be Level 2 inputs in the fair value hierarchy.

Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates.

Goodwill and Tradenames

Goodwill and tradenames are nonfinancial instruments that are measured at fair value on a non-recurring basis. In January 2017, the FASB issued ASU No. 2017 04, Intangibles—Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance was adopted with an effective date of January 1, 2020, and therefore, our interim goodwill impairment tests as of March 31, 2020 were performed using only a Step 1 test.

The Step 1 Test uses discounted future cash flows and other market data to determine the fair value of the reporting units, which are all considered Level 3 inputs. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. However, for the March 31, 2020 Step 1 Test, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the tradenames, we use the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a tradename royalty rate assumption. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.          Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the three months ended March 31, 2020:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2020	4,918,554	115,489	208,333	$51.84	$59.11	$59.43	5.42	$33,413
Exercised	(48,221)	(906)	—	44.38	19.00	—
Forfeited and cancelled	(25,000)	—	—	56.19	—	—
Outstanding as of March 31, 2020	4,845,333	114,583	208,333	$51.89	$59.43	$59.43	5.18	$—

Restricted Share Unit Awards

On March 2, 2020, NCLH granted 2.4 million time-based restricted share unit awards to our employees, which vest in substantially equal annual installments over three years. Additionally, on March 2, 2020, NCLH granted 0.6 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established for the 2020 and 2021 calendar years and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2023.

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2020:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2020	3,245,625	$54.94	1,129,396		$56.09	50,000	$59.43
Granted	2,392,044	35.86	611,808	(1)	35.59	—	—
Vested	(1,594,003)	54.20	(181,682)		56.33	—	—
Forfeited or expired	(85,667)	50.85	(17,652)		56.77	—	—
Non-vested as of March 31, 2020	3,957,999	$43.80	1,541,870		$47.92	50,000	$59.43
(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Payroll and related expense	$4,702	$3,804
Marketing, general and administrative expense	28,056	23,195
Total share-based compensation expense	$32,758	$26,999

11.          Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. We expect that the effects of COVID-19 on the shipyards where our ships are under construction (or will be constructed) will result in delays in ship deliveries and such delays may be prolonged.

The combined contract prices of the nine ships on order for delivery as of March 31, 2020 was approximately €7.1 billion, or $7.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. These complaints assert claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and allege that the Company made false and misleading statements to the market and customers about COVID-19 and the impact on its business. Each of the complaints seek unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and either March 11, 2020 or March 12, 2020. We believe that the allegations contained in the complaints are without merit and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom.

In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 outbreak. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, the outcomes of which cannot be predicted at this time.

Helms-Burton Act

In August 2019, two lawsuits were filed against NCLH in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of March 31, 2020, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedence.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.3 billion at March 31, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. The Company is in discussions regarding the nature of collateral, if any, relating to these agreements.

12.          Other Income (Expense), Net

For the three months ended March 31, 2020, other income (expense), net was income of $5.8 million primarily due to gains from foreign currency exchange offset by losses on fuel hedges released into earnings as a result of the forecasted transactions no longer being probable. For the three months ended March 31, 2019, other income (expense), net was expense of $0.4 million primarily due to foreign currency exchange losses.

13.          Income Tax Benefit

For the three months ended March 31, 2020 and 2019, we had an income tax benefit of $4.1 million and $34.4 million, respectively. For the three months ended March 31, 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in March 2019. The Company is currently analyzing the impact of the recent financing transactions on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code.

14.          Supplemental Cash Flow Information

For the three months ended March 31, 2020 and 2019, we had non-cash investing activities in connection with property and equipment of $12.0 million and $9.8 million, respectively.

15.   Subsequent Events

In May 2020, NCLH offered 36,363,636 ordinary shares, par value $0.001 per share to the public at a price of $11.00 per share. The underwriters were offered an option to acquire from NCLH up to 5,454,545 additional shares, which they have exercised. Underwriting discounts and commissions were $0.385 per share. The net proceeds from the offering were $443.9 million after deducting the underwriters’ discounts and commissions.

Both NCLH and NCLC undertook a number of actions related to debt financing and equity-linked financing, which are described in Note 8— “Long-Term Debt”.

Additionally, in May 2020, NCLC authorized the share capital of the Company to be increased from $48,000 to $4,000,048,000 by the creation of (a) 2,000,000 preference shares of par value $1,000 each, such shares to be designated as "Series A-1 Preference Shares" and (b) 2,000,000 preference shares of par value $1,000 each, such shares to be designated as "Series A-2 Preference Shares" and have the rights and obligations set out in their respective certificates of designation. The Series A-1 Preference Shares will be issued on exchange of the Exchangeable Notes. The Series A-2 Preference Shares will be issued on conversion of the Private Exchangeable Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our voluntary suspension, our ability to weather the impacts of the COVID-19 pandemic, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	our ability to develop strategies to enhance our health and safety protocols to adapt to the current pandemic environment’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;
●	coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;
●	the accuracy of any appraisals of our assets as a result of the impact of COVID-19 or otherwise;
●	our success in reducing operating expenses and capital expenditures and the impact of any such reductions;
●	our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	our ability to work with lenders and others or otherwise pursue options to defer or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;

●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our potential future need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;
●	any further impairment of our trademarks, trade names or goodwill;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●	the risks and increased costs associated with operating internationally;
●	fluctuations in foreign currency exchange rates;
●	overcapacity in key markets or globally;
●	our expansion into and investments in new markets;
●	our inability to obtain adequate insurance coverage;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	our inability to keep pace with developments in technology;
●	changes involving the tax and environmental regulatory regimes in which we operate; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, as updated by our Current Report on Form 8-K filed on May 5, 2020 (“Annual Report on Form 10-K”).

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.

●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Gross Yield. Total revenue per Capacity Day.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.
●	Net Yield. Net Revenue per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the three months ended March 31, 2019, we incurred $25.0 million related to the redeployment of Norwegian Joy from Asia to the U.S. We included this as an adjustment in the reconciliation of Adjusted Net Income since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have updated our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2019 as follows:

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

We also may conduct a quantitative assessment comparing the fair value of each reporting unit to its carrying value, including goodwill. This is called the Step 1 Test which uses discounted future cash flows and other market data to determine the fair value of the reporting units. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. However, for the March 31, 2020 Step 1 Test, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the tradenames, we use the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a tradename royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas Cruises and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

During the three months ended March 31, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4- “Intangible Assets” for additional information. As of March 31, 2020, there was $98.1 million of goodwill for the Regent Seven Seas Cruises reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises tradenames during the three months in an aggregate amount of $317.0 million, with $500.5 million remaining as of March 31, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Quarterly Overview

Three months ended March 31, 2020 (“2020”) compared to three months ended March 31, 2019 (“2019”)

●	Total revenue decreased 11.2% to $1.2 billion compared to $1.4 billion.
●	Net Revenue decreased 23.3% to $0.8 billion compared to $1.1 billion.
●	Net income (loss) was $(1.9) billion compared to $119.4 million.
●	Operating loss was $(1.8) billion compared to operating income of $158.9 million.
●	Adjusted Net Loss was $(212.6) million in 2020, which included $1.7 billion of adjustments primarily consisting of expenses related to impairment losses, non-cash compensation and amortization of intangible assets. Adjusted Net Income was $183.0 million in 2019, which included $63.6 million of adjustments primarily consisting of expenses related to non-cash compensation and amortization of intangible assets.
●	Adjusted EBITDA decreased 95.5% to $16.1 million compared to $361.2 million.
●	In March 2020, the Company temporarily suspended cruise voyages as a result of the COVID-19 pandemic. This suspension has been extended through June 30, 2020. As a result, we do not expect to have revenue for the three months ended June 30, 2020. COVID-19, including the temporary suspension of cruise voyages and the impairment of our goodwill and tradenames, has had a negative impact on earnings and we expect the negative impact to continue through 2020 and 2021.
●	In May 2020, NCLH and NCLC launched a series of capital markets transactions to raise approximately $2.0 billion. As a result of significant demand, including the full exercise of options to purchase additional ordinary shares and exchangeable notes, the total amount of gross proceeds increased to approximately $2.4 billion.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended
	March 31,
	2020	2019
Revenue
Passenger ticket	67.4%	69.3%
Onboard and other	32.6%	30.7%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	26.7%	16.3%
Onboard and other	6.0%	5.7%
Payroll and related	19.8%	15.9%
Fuel	10.0%	7.0%
Food	3.9%	3.9%
Other	13.3%	10.1%
Total cruise operating expense	79.7%	58.9%
Other operating expense
Marketing, general and administrative	21.6%	17.7%
Depreciation and amortization	15.9%	12.1%
Impairment loss	129.0%	—%
Total other operating expense	166.5%	29.8%
Operating income (loss)	(146.2)%	11.3%
Non-operating income (expense)
Interest expense, net	(5.5)%	(5.3)%
Other income (expense), net	0.4%	—%
Total non-operating income (expense)	(5.1)%	(5.3)%
Net income (loss) before income taxes	(151.3)%	6.0%
Income tax benefit	0.3%	2.5%
Net income (loss)	(151.0)%	8.5%

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2020	2019
Passengers carried	499,729	645,052
Passenger Cruise Days	4,278,602	4,975,440
Capacity Days	4,123,858	4,716,929
Occupancy Percentage	103.8%	105.5%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended
	March 31,
		2020
		Constant
	2020	Currency	2019
Passenger ticket revenue	$840,791	$842,590	$973,273
Onboard and other revenue	406,091	406,091	430,357
Total revenue	1,246,882	1,248,681	1,403,630
Less:
Commissions, transportation and other expense	332,368	333,769	229,264
Onboard and other expense	74,973	74,973	79,413
Net Revenue	$839,541	$839,939	$1,094,953
Capacity Days	4,123,858	4,123,858	4,716,929
Gross Yield	$302.36	$302.79	$297.57
Net Yield	$203.58	$203.68	$232.13

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
		2020
		Constant
	2020	Currency	2019
Total cruise operating expense	$994,260	$997,292	$826,651
Marketing, general and administrative expense	269,907	270,548	248,334
Gross Cruise Cost	1,264,167	1,267,840	1,074,985
Less:
Commissions, transportation and other expense	332,368	333,769	229,264
Onboard and other expense	74,973	74,973	79,413
Net Cruise Cost	856,826	859,098	766,308
Less: Fuel expense	125,024	125,024	98,253
Net Cruise Cost Excluding Fuel	731,802	734,074	668,055
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	666	666	534
Non-cash share-based compensation (2)	32,758	32,758	26,999
Redeployment of Norwegian Joy (3)	—	—	5,016
Adjusted Net Cruise Cost Excluding Fuel	$698,378	$700,650	$635,506
Capacity Days	4,123,858	4,123,858	4,716,929
Gross Cruise Cost per Capacity Day	$306.55	$307.44	$227.90
Net Cruise Cost per Capacity Day	$207.77	$208.32	$162.46
Net Cruise Cost Excluding Fuel per Capacity Day	$177.46	$178.01	$141.63
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$169.35	$169.90	$134.73
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(1,882,266)	$119,404
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	991	879
Non-cash share-based compensation (2)	32,758	26,999
Extinguishment and modification of debt (3)	—	6,093
Amortization of intangible assets (4)	2,774	4,603
Redeployment of Norwegian Joy (5)	—	25,028
Impairment loss (6)	1,633,162	—
Adjusted Net Income (Loss)	$(212,581)	$183,006
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income, net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(6)	Impairment loss consists of goodwill, tradename and property and equipment impairments. The impairments of goodwill and tradenames are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(1,882,266)	$119,404
Interest expense, net	68,907	73,503
Income tax benefit	(4,097)	(34,437)
Depreciation and amortization expense	198,197	169,741
EBITDA	(1,619,259)	328,211
Other (income) expense, net (1)	(5,823)	434
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	666	534
Non-cash share-based compensation (3)	32,758	26,999
Redeployment of Norwegian Joy (4)	—	5,016
Impairment loss (5)	1,607,797	—
Adjusted EBITDA	$16,139	$361,194
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.

(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Impairment loss consists of goodwill and tradename impairments.

Three months ended March 31, 2020 (“2020”) compared to three months ended March 31, 2019 (“2019”)

Revenue

Total revenue decreased 11.2% to $1.2 billion in 2020 compared to $1.4 billion in 2019. Gross Yield increased 1.6%. Net Revenue decreased 23.3% to $0.8 billion in 2020 from $1.1 billion in 2019 due to a decrease in Net Yield of 12.3% and a decrease in Capacity Days of 12.6%. The increase in Gross Yield was primarily due to an increase in onboard spending. The decrease in Net Yield was primarily due to an increase in protected commissions and credit card fees recognized in earnings as a result of cancelled sailings. The decrease in Capacity Days was primarily due to the cancellation of sailings in 2020, partially offset by the addition of Norwegian Encore and Seven Seas Splendor to the fleet. On a Constant Currency basis, Net Yield decreased 12.3%.

Expense

Total cruise operating expense increased 20.3% in 2020 compared to 2019 primarily due to costs associated with the suspension of cruise voyages, including the cost of the related protected commissions, a 27.2% increase in fuel expense associated with the IMO 2020 regulations and the addition of Norwegian Encore and Seven Seas Splendor to the fleet. Gross Cruise Cost increased 17.6% in 2020 compared to 2019 primarily due to the costs described above in addition to an increase in marketing, general and administrative expenses primarily from various costs related to COVID-19. Total other operating expense increased 396.5% in 2020 compared to 2019 primarily due to the impairment of goodwill and tradenames triggered by the COVID-19 pandemic. Depreciation and amortization expense increased primarily due to the delivery of Norwegian Encore and Seven Seas Splendor and ship improvement projects. On a Capacity Day basis, Net Cruise Cost increased 27.9% (28.2% on a Constant Currency basis) primarily due to the increases in costs described above in addition to the 12.6% reduction in Capacity Days. Adjusted Net Cruise Cost Excluding Fuel per Capacity Day increased 25.7% (26.1% on a Constant Currency basis).

Interest expense, net was $68.9 million in 2020 compared to $73.5 million in 2019. The change in interest expense reflects additional debt in connection with the delivery of Norwegian Encore and Seven Seas Splendor, partially offset by lower margins associated with recent refinancings prior to the draw on our revolving credit facilities and lower LIBOR. Included in 2019 were losses on extinguishment of debt and debt modification costs of $6.1 million.

Other income (expense), net was income of $5.8 million in 2020 compared to expense of $0.4 million in 2019. In 2020, the income primarily related to gains on foreign currency exchange offset by losses on fuel hedges released into earnings as a result of the forecasted transactions no longer being probable.

In 2020, we had an income tax benefit of $4.1 million compared to $34.4 million in 2019. In 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in 2019.

Liquidity and Capital Resources

General

As of March 31, 2020, our liquidity was $1.4 billion consisting of cash and cash equivalents.

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands, which has subsequently been extended through June 30, 2020. On March 14, 2020, concurrent with our and the broader cruise industry’s suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order through April 13, 2020. On April 9, 2020, the CDC modified its existing No Sail Order to extend it until the earliest of (a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (b) the date the Director of the CDC rescinds or modifies the No Sail Order or (c) 100 days after the order appears on the Federal Register, which would be July 24, 2020. In addition, the duration of any voluntary suspensions we have implemented and resumption of operations outside of the United States will be dependent, in part, on various travel restrictions and travel bans issued by various countries around the world, as well as the availability of ports around the world. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such an outbreak.

In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Credit Facility and its $675 million revolving credit facility, dated as of March 5, 2020. Subsequent to March 31, 2020, we have taken steps to improve our liquidity through securing deferrals of existing debt amortization, including through available export credit agencies and related governments, as discussed more fully under Note 8 – “Long-Term Debt”. The Company has received additional financing through debt and equity transactions totaling $1.95 billion in proceeds after underwriting fees. The Company expects to receive another $400.0 million from the transaction with L Catterton upon the satisfaction of certain customary closing conditions. Refer to Note 15 – “Subsequent Events” for further information on the equity financing. The Company has also undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses. After giving effect to the debt deferrals and cash conservation measures implemented, including the potential deferral of near-term newbuild related payments, the Company now estimates its liquidity requirements to be on average in the range of, approximately $110 million to $150 million per month during the suspension of operations or approximately $3.9 million to $5.4 million of cash expenditures per month per ship. This includes ongoing ship operating expenses, administrative operating costs, interest expense (based upon originally scheduled amortization as of March 31, 2020) and expected necessary capital expenditures. The deferrals of debt and new financing transactions will result in additional cash interest expense of approximately $12 million per month over the next 12 months. Based on the liquidity needs described above and our current resources, the Company has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

At March 31, 2020, we were in compliance with all of our debt covenants. Subsequent to March 31, 2020, as part of the Hermes debt holiday we have obtained lender consents to waive financial covenants for the Deferral Period. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

In March 2020, Moody’s downgraded the long-term issuer and senior unsecured debt ratings of NCLC to Ba2 from Ba1, including its corporate family rating and senior secured bank facility, and to B1 from Ba2 on its senior unsecured rating. In April 2020, S&P Global downgraded the issuer credit rating of NCLC to BB- from BB+. We believe the credit ratings assigned to NCLC’s unsecured debt securities by S&P Global may be downgraded from BB- to B+ in connection with our recent debt offering. If our credit ratings were to be further downgraded, our access to, and cost of, debt financing may be further negatively impacted.

As of March 31, 2020, the company has advanced ticket sales of $1.8 billion, including the long-term portion, which includes approximately $340 million of future cruise credits. The Company also has agreements with its credit card processors that govern approximately $1.3 billion at March 31, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. The Company is in discussions regarding the nature of collateral, if any, relating to these agreements.

Sources and Uses of Cash

In this section, references to “2020” refer to the three months ended March 31, 2020 and references to “2019” refer to the three months ended March 31, 2019.

Net cash used in operating activities was $0.1 billion in 2020 as compared to net cash provided by operating activities of $0.5 billion in 2019. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales decreased by $288.5 million in 2020 compared to an increase of $439.4 million in 2019.

Net cash used in investing activities was $0.6 billion in 2020 and $0.2 billion in 2019, primarily related to payments for Seven Seas Splendor and ship improvement projects.

Net cash provided by financing activities was $1.8 billion in 2020 primarily due to the proceeds of $2.0 billion from our revolving credit facilities and newbuild loans partially offset by debt repayments. Net cash used in financing activities was $178.8 million in 2019 primarily due to a dividend to NLCH of $194.0 million, net repayments of our Revolving Loan Facility and the net refinancing of term loans offset by the issuance of new debt.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of March 31, 2020, our anticipated capital expenditures were $0.4 billion for the remainder of 2020, of which we have $0.1 billion of export credit financing in place related to ship construction contracts. Additionally, the Company is finalizing the documentation to defer another approximately $0.1 billion of the payments related to ship construction contracts. These future expected capital expenditures will increase our depreciation and amortization expense.

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2022 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. We expect that the effects of COVID-19 on the shipyards where our ships are under construction (or will be constructed) will result in delays in ship deliveries and such delays may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.1 billion, or $7.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2020 and 2019 was $5.7 million and $7.8 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of March 31, 2020 our contractual obligations (prior to giving effect to the debt deferrals discussed more fully in Note 8 – “Long-Term Debt”) with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$8,752,027	$1,610,755	$1,406,887	$3,738,060	$1,996,325
Operating leases (2)	263,644	32,255	63,320	63,687	104,382
Ship construction contracts (3)	5,212,107	180,692	1,873,911	2,328,619	828,885
Port facilities (4)	2,103,074	66,019	142,784	150,311	1,743,960
Interest (5)	1,121,069	243,045	406,609	265,803	205,612
Other (6)	1,366,155	306,839	491,312	415,073	152,931
Total (7)	$18,818,076	$2,439,605	$4,384,823	$6,961,553	$5,032,095
(1)	Long-term debt includes premiums aggregating $0.2 million and finance leases. Long-term debt excludes deferred financing fees which are a direct deduction from the carrying value of the related debt liability in the consolidated balance sheets. After giving effect to the debt deferrals discussed more fully in Note 8 – “Long-Term Debt”, which were finalized after March 31, 2020, our obligations for the payment of long-term debt are as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$8,752,027	$173,797	$2,615,306	$3,966,599	$1,996,325

(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2020. Export credit financing is in place from syndicates of banks. Approximately $0.1 billion of the ship construction contracts due in less than one year are financed under export credit financing, and the Company is finalizing the documentation to defer the remainder of the ship construction contracts that are due in less than one year to increase its near-term liquidity. The amount does not include the two Project Leonardo ships and one Allura Class Ship which were still subject to certain Italian government approvals as of March 31, 2020.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In March 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of March 31, 2020. Due to the subsequent deferrals of scheduled amortization as more fully discussed in Note 8 – “Long-Term Debt”, interest obligations for debt outstanding as of March 31, 2020 are as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Interest	$1,191,262	$253,837	$458,736	$273,077	$205,612

(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts. Certain contracts contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are currently being negotiated.
(7)	$0.7 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of March 31, 2020 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of March 31, 2020.

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

We believe our cash on hand, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of March 31, 2020, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2020, 60% of our debt was fixed and 40% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of March 31, 2020 was $0.7 billion. As of December 31, 2019, 78% of our debt was fixed and 22% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.7 billion as of December 31, 2019. The change in our fixed rate percentage from December 31, 2019 to March 31, 2020 was primarily due to the maturity of interest rate swaps. Based on our March 31, 2020 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $35.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2020, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €2.5 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2020. As of December 31, 2019, the payments not hedged aggregated €3.0 billion, or $3.4 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2019. The change from December 31, 2019 to March 31, 2020 was due to the delivery of Seven Seas Splendor. We estimate that a 10% change in the euro as of March 31, 2020 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.6% and 11.9% for the three months ended March 31, 2020 and 2019, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2020, we had hedged approximately 68%, 50%, 36% and 13% of our remaining 2020, 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2019, we had hedged approximately 56%, 50% and 18% of our 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. Additional hedges were executed between December 31, 2019 and March 31, 2020 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2020 fuel expense by $15.0 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $9.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. These complaints assert claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and allege that the Company made false and misleading statements to the market and customers about COVID-19. Each of the complaints seek unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and either March 11, 2020 or March 12, 2020. We believe that the allegations contained in the complaints are without merit and intend to defend the complaints vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom.

In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 outbreak. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, the outcomes of which cannot be predicted at this time.

Booksafe Travel Protection Plan

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs have filed a notice of appeal. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd., the parent company of NCL Corporation Ltd., in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. COVID-19 has also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Other than updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. On March 13, 2020, we implemented a voluntary suspension of cruise voyages across our three brands through April 11, 2020. On March 30, 2020, we announced an extension of this suspension through May 10, 2020 and on April 24, 2020, further extended the suspension through June 30, 2020. The suspension may be extended again, and the total length of the suspension may be prolonged. All 28 ships in the Company’s fleet are in safe haven in port or at anchor and all guests were disembarked by March 28, 2020. Some of our crew members have not disembarked from our ships. We are actively working to disembark those crew members and transport them safely to their home countries but our ability to do so is dependent on a number of factors, including the ability to transport crew members to their home countries, such as the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security and travel bans and restrictions, including the CDC’s No Sail Order, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call.

To date the outbreak of COVID-19 has resulted in significant costs and lost revenue as a result of reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, costs to return our passengers and certain crew members to their home destinations and expenses to assist some of our crew that will be unable to return home with food and housing. We will continue to incur COVID-19 related costs as we sanitize our ships and implement additional health-related protocols on our ships, such as social distancing measures, which may have a significant effect on our operations. In addition, the industry may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. Between March 12, 2020 and April 30, 2020, three class action lawsuits were filed against the Company under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, alleging that the Company made false and misleading statements to the market and customers about COVID-19. In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 outbreak. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We may be the subject of additional lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. We expect that the effects of COVID-19 on the shipyards where our ships are under construction (or will be constructed) will result in delays in ship deliveries and such delays may be prolonged.

We cannot predict when any of our ships will begin to sail again or when ports will reopen to our ships. Moreover, even once travel advisories and restrictions are lifted, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or pricing. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for cruise vacations will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer.

This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances we are not able to predict the full impact of such a suspension on our Company. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of fares for cancelled sailings as a result of the suspension in our cruise voyages, which may be prolonged, and the public’s concern regarding the health and safety of travel, including by cruise ship, and related decreases in demand for travel and cruising. Depending on the length of the suspension and level of guest acceptance of future cruise credits, we may be required to provide cash refunds for a substantial portion of the balance, as guests on cancelled sailings were automatically awarded future cruise credits and have the opportunity to contact us instead to request a cash refund. As of April 24, 2020, approximately half of the guests who have had their voyages cancelled and have contacted us have requested cash refunds. There can be no assurance that the percentage of passengers that accept future cruise certificates over cash refunds will remain in this range as the number of cancelled voyages increases.

Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruise industry and our ships. Actual or perceived risk of infection on our could have an adverse effect on the public’s perception of the Company, which could harm our reputation and business.

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve could be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds may reduce our liquidity and risk triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash or other collateral (including the potential to post certain of our vessels as collateral) as a reserve with the credit card processing companies in accordance with the terms of our agreements with them. Because of COVID-19, we have been in conversation with our credit card processors about posting collateral, and if we were required to post collateral or otherwise maintain a reserve, our financial position and liquidity could be materially impacted.

As a result of all of the foregoing, we expect a net loss on both a U.S. GAAP and adjusted basis for the year ending December 31, 2020, and our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. In March 2020, Moody’s downgraded the long-term issuer and senior unsecured debt ratings of NCLC to Ba2 from Ba1, including its corporate family rating and senior secured bank facility, and to B1 from Ba2 on its senior unsecured rating. In April 2020, S&P Global downgraded the issuer credit rating of NCLC to BB- from BB+. We believe the credit ratings assigned to NCLC’s unsecured debt securities by S&P Global may be downgraded from BB- to B+ based on our recent debt offering. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things: incur or guarantee additional debt or issue certain preference shares; pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of the Company’s subsidiaries to pay dividends or make distributions to the Company; repurchase or redeem capital stock or subordinated indebtedness; make certain investments or acquisitions; transfer, sell or create liens on certain assets; and consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to other companies. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The terms of any instruments governing future indebtedness may also require us to provide incremental collateral, which may further restrict our business operations.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 may cause a global recession, which would have a further adverse impact on our financial condition and operations, and this impact could exist for an extended period of time.

The extent of the effects of the outbreak on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration, spread, severity and any recurrence of the outbreak, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We could need additional financing in the future, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.

We could need additional equity or debt financing to fund our operations in the future, especially if our suspension of cruise voyages is prolonged. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and investors’ and lenders’ assessments of our prospects and the prospects of the cruise industry in general, all of which may be impacted by the COVID-19 pandemic. If we raise additional funds through equity or debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There can be no assurance that our ability to otherwise access the credit or credit markets will not be adversely affected by changes in the financial markets and the global economy or that such financing will be available to us in sufficient amounts or on acceptable terms. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

Any further impairment of our tradenames or goodwill could adversely affect our financial condition and operating results.

We evaluate tradenames and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s tradename or goodwill. During the three months ended March 31, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4 —“Intangible Assets” for additional information. As of March 31, 2020, there was $98.1 million of goodwill for the Regent Seven Seas reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises tradenames during the three months in an aggregate amount of $317.0 million, with $500.5 million remaining as of March 31, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Any potential government disaster relief assistance, or other governmental assistance due to the impacts of COVID-19, could impose significant limitations on our corporate activities and may not be on terms favorable to us.

If any government agrees to provide disaster relief assistance, or other assistance due to the impacts of COVID-19, it may impose certain requirements on the recipients of the relief including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the relief is repaid or redeemed in full. We cannot assure you that any such government disaster relief assistance, or other governmental assistance due to the impacts of COVID-19, if passed, will not significantly limit our corporate activities or be on terms that are favorable to us or at all. Such restrictions and terms could adversely impact our business and operations.

The accounting for both the Private Exchangeable Notes and Exchangeable Notes may be different for NCLC than for NCLH.

We have a holding company structure, whereby NCLH owns 100% of the equity interests in NCLC. Both NCLH and NCLC prepare audited financial statements that they file with the SEC (NCLC on a voluntary basis). Because the shares ultimately issuable upon conversion of the Private Exchangeable Notes and the Exchangeable Notes issued by NCLC are ordinary shares of NCLH, the accounting treatment of this conversion feature at each entity may be different.

Item 6. Exhibits

10.1*	Directors’ Compensation Policy (effective April 5, 2020)†
10.2*	Form of Base Salary Reduction Agreement Letter†
10.3

Second Supplemental Agreement, dated April 20, 2020, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.4

Third Supplemental Agreement, dated April 20, 2020, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784)) #

10.5

Second Amendment Agreement, dated April 24, 2020, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank ABP, Filial I Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.6

Third Amendment Agreement, dated April 24, 2020, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank ABP, Filial I Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.7

First Supplemental Agreement, dated April 21, 2020, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.8

Second Supplemental Agreement, dated April 21, 2020, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.9

Amendment Agreement, dated as of April 28, 2020, among NCL Corporation Ltd., as borrower, Pride of America Ship Holding, LLC, as subsidiary guarantor, Nordea Bank Abp, New York Branch, as administrative agent, and the other parties thereto, which supplements the Credit Agreement, dated as of January 10, 2019 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.10

Incremental Assumption Agreement, dated as of April 30, 2020, among NCL Corporation Ltd., Norwegian Epic, Ltd. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, which supplements the Credit Agreement, dated as of March 5, 2020 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.11

Amendment Agreement, dated as of May 1, 2020, among NCL Corporation Ltd., as borrower, Norwegian Jewel Limited, as subsidiary guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of May 15, 2019 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.12

Indenture, dated May 8, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

10.13

Fifth Amended and Restated Credit Agreement, dated May 8, 2020, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the joint book runners and arrangers and co-documentation agent named thereto (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

10.14

Investment Agreement, dated May 5, 2020, by and among Norwegian Cruise Line Holdings Ltd., NCL Corporation Ltd. and LC9 Skipper, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

10.15

Indenture, dated May 14, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 15, 2020 (File No. 001-35784))

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019;

(iii) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: May 15, 2020