Form 10-Q
period 2020-06-30
NCL CORP Ltd.
filed 2020-08-10
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Passenger ticket	$13,835	$1,179,404	$854,626	$2,152,677
Onboard and other	3,094	484,873	409,185	915,230
Total revenue	16,929	1,664,277	1,263,811	3,067,907
Cruise operating expense
Commissions, transportation and other	34,601	297,691	366,969	526,955
Onboard and other	3,188	107,063	78,161	186,476
Payroll and related	128,744	229,385	375,891	452,492
Fuel	48,992	100,531	174,016	198,784
Food	6,997	54,347	56,213	109,392
Other	79,130	169,407	244,662	310,976
Total cruise operating expense	301,652	958,424	1,295,912	1,785,075
Other operating expense
Marketing, general and administrative	130,562	239,988	400,469	488,322
Depreciation and amortization	179,252	156,271	377,449	326,012
Impairment loss	—	—	1,607,797	—
Total other operating expense	309,814	396,259	2,385,715	814,334
Operating income (loss)	(594,537)	309,594	(2,417,816)	468,498
Non-operating income (expense)
Interest expense, net	(120,585)	(65,969)	(189,492)	(139,472)
Other income (expense), net	(242,230)	3,616	(236,407)	3,182
Total non-operating income (expense)	(362,815)	(62,353)	(425,899)	(136,290)
Net income (loss) before income taxes	(957,352)	247,241	(2,843,715)	332,208
Income tax benefit (expense)	6,287	(3,965)	10,384	30,472
Net income (loss)	$(951,065)	$243,276	$(2,833,331)	$362,680

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(951,065)	$243,276	$(2,833,331)	$362,680
Other comprehensive income (loss):
Shipboard Retirement Plan	102	94	204	189
Cash flow hedges:
Net unrealized gain (loss)	54,478	(17,189)	(251,382)	(2,037)
Amount realized and reclassified into earnings	28,782	(9,274)	50,781	(16,274)
Total other comprehensive income (loss)	83,362	(26,369)	(200,397)	(18,122)
Total comprehensive income (loss)	$(867,703)	$216,907	$(3,033,728)	$344,558

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,258,574	$231,239
Accounts receivable, net	74,213	75,109
Inventories	82,263	95,427
Prepaid expenses and other assets	330,514	306,616
Total current assets	2,745,564	708,391
Property and equipment, net	13,488,514	13,135,337
Goodwill	98,134	1,388,931
Tradenames	500,525	817,525
Other long-term assets	690,218	612,864
Total assets	$17,522,955	$16,663,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$337,338	$746,358
Accounts payable	484,927	100,777
Accrued expenses and other liabilities	647,537	782,665
Due to NCLH	35,229	35,044
Advance ticket sales	1,113,374	1,954,980
Total current liabilities	2,618,405	3,619,824
Long-term debt	8,922,948	6,055,335
Exchangeable notes	1,454,022	—
Other long-term liabilities	593,257	526,089
Total liabilities	13,588,632	10,201,248
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and Series A-2: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2020 and December 31, 2019)	37	37
Additional paid-in capital	4,565,658	4,061,330
Accumulated other comprehensive income (loss)	(497,600)	(297,203)
Retained earnings (deficit)	(133,772)	2,697,636
Total shareholders’ equity	3,934,323	6,461,800
Total liabilities and shareholders’ equity	$17,522,955	$16,663,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(2,833,331)	$362,680
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	397,608	326,471
Impairment loss	1,607,797	—
Deferred income taxes, net	(13,099)	(29,857)
Loss on derivatives	223,919	—
Loss on extinguishment of debt	5,014	3,988
Provision for bad debts and inventory obsolescence	10,359	1,057
Gain on involuntary conversion of assets	(1,403)	(2,810)
Share-based compensation expense	55,147	56,650
Net foreign currency adjustments	160	(716)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,108)	(15,120)
Inventories	11,996	(1,343)
Prepaid expenses and other assets	(111,454)	(57,227)
Accounts payable	369,519	(81,690)
Accrued expenses and other liabilities	(202,647)	(70,190)
Advance ticket sales	(844,244)	558,579
Net cash provided by (used in) operating activities	(1,326,767)	1,050,472
Cash flows from investing activities
Additions to property and equipment, net	(725,477)	(413,888)
Cash received on settlement of derivatives	—	289
Cash paid on settlement of derivatives	(28,606)	—
Other	2,519	4,047
Net cash used in investing activities	(751,564)	(409,552)
Cash flows from financing activities
Repayments of long-term debt	(207,863)	(2,808,615)
Proceeds from long-term debt	3,962,655	2,652,000
Dividends	—	(194,000)
Due to NCLH, net	185	(9,675)
Contribution from NCLH	464,499	3,500
Net share settlement of restricted share units	(15,318)	(20,830)
Early redemption premium	—	(117)
Deferred financing fees	(94,559)	(9,330)
Net cash provided by (used in) financing activities	4,109,599	(387,067)
Effect of exchange rates on cash and cash equivalents	(3,933)	—
Net increase in cash and cash equivalents	2,027,335	253,853
Cash and cash equivalents at beginning of period	231,239	162,419
Cash and cash equivalents at end of period	$2,258,574	$416,272

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2020
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, March 31, 2020	$37	$4,101,613	$(580,962)	$817,293	$4,337,981
Share-based compensation	—	22,389	—	—	22,389
Net share settlement of restricted share units	—	(343)	—	—	(343)
Cumulative change in accounting policy	—	—	—	—	—
Contribution from NCLH	—	441,999	—	—	441,999
Other comprehensive income, net	—	—	83,362	—	83,362
Net loss	—	—	—	(951,065)	(951,065)
Balance, June 30, 2020	$37	$4,565,658	$(497,600)	$(133,772)	$3,934,323

	Six Months Ended June 30, 2020
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2019	$37	$4,061,330	$(297,203)	$2,697,636	$6,461,800
Share-based compensation	—	55,147	—	—	55,147
Net share settlement of restricted share units	—	(15,318)	—	—	(15,318)
Cumulative change in accounting policy	—	—	—	1,923	1,923
Contribution from NCLH	—	464,499	—	—	464,499
Other comprehensive loss, net	—	—	(200,397)	—	(200,397)
Net loss	—	—	—	(2,833,331)	(2,833,331)
Balance, June 30, 2020	$37	$4,565,658	$(497,600)	$(133,772)	$3,934,323

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2019
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, March 31, 2019	$37	$3,991,863	$(155,113)	$2,022,834	$5,859,621
Share-based compensation	—	29,651	—	—	29,651
Net share settlement of restricted share units	—	(1,980)	—	—	(1,980)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(26,369)	—	(26,369)
Net income	—	—	—	243,276	243,276
Balance, June 30, 2019	$37	$4,023,034	$(181,482)	$2,266,110	$6,107,699

	Six Months Ended June 30, 2019
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2018	$37	$3,983,714	$(163,360)	$2,097,430	$5,917,821
Share-based compensation	—	56,650	—	—	56,650
Net share settlement of restricted share units	—	(20,830)	—	—	(20,830)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(18,122)	—	(18,122)
Dividends	—	—	—	(194,000)	(194,000)
Net income	—	—	—	362,680	362,680
Balance, June 30, 2019	$37	$4,023,034	$(181,482)	$2,266,110	$6,107,699

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2020, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027, subject to certain conditions. Due to the novel coronavirus (“COVID-19”), we have temporarily suspended global cruise voyages through October 31, 2020. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. Project Leonardo will introduce an additional six ships with expected delivery dates from 2022 through 2027. These additions to our fleet will increase our total Berths to approximately 82,000. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands, which has subsequently been extended through October 31, 2020. On March 14, 2020, concurrent with our and the broader cruise industry’s original suspension, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order through April 13, 2020, which was subsequently extended through July 24, 2020. On July 16, 2020, the CDC extended its No Sail Order until the earliest of (a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (b) the date the Director of the CDC rescinds or modifies the No Sail Order based on specific public health or other considerations or (c) September 30, 2020. In addition, the duration of any voluntary suspensions we have implemented and the resumption of operations outside of the United States will be dependent, in part, on the severity and duration of the COVID-19 pandemic, the status of the CDC’s No Sail Order, the lifting of various travel restrictions and travel bans issued by various countries around the world, as well as the availability of ports around the world. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such an outbreak. Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, the full effect on our financial performance and financial condition cannot be quantified at this time, but we expect to report a net loss for the year ending December 31, 2020.

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are suspended. In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Loan Facility and its $675 million Epic Credit Facility, dated as of March 5, 2020. We have taken additional measures to improve our liquidity by refinancing existing debt amortization, including under our agreements with export credit agencies and related governments, and by extending the maturities and refinancing amortization under other agreements, which has resulted in approximately $1.6 billion of payment deferrals. See Note 8 – “Long-Term Debt” for further information. Through June 30, 2020, NCLH and NCLC received additional financing through various debt financings and an equity offering totaling $2.4 billion in gross proceeds. The equity offering, which was recognized as a capital contribution to NCLC, resulted in 41,818,181 NCLH shares being issued in exchange for gross proceeds of $460 million. See Note 8 – “Long-Term Debt” for further information on the debt financings. Subsequent to June 30, 2020, NCLH and NCLC received another $1.5 billion in gross proceeds from additional debt financings and an additional equity offering, of which approximately $675 million was used to repay in full and terminate the Epic Credit Facility. Refer to Note 8 – “Long-Term Debt” for further information on the debt financings and Note 16 – “Subsequent Events” for further information on the equity financing. The Company has also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses, including food, fuel, insurance, port charges and reduced crew manning of vessels during the suspension, resulting in lower crew payroll expense.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, the Company has alleviated the substantial doubt previously disclosed and has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, demand for cruises during the summer months of 2020 has been materially adversely impacted by the COVID-19 pandemic. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in our most recent Annual Report on Form 10-K filed with the SEC, as updated by our Current Report on Form 8-K filed on July 8, 2020.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income, net. We recognized a loss of $10.2 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $9.7 million and a loss of $4.3 million for the six months ended June 30, 2020 and 2019, respectively, related to transactions denominated in other currencies.

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

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
North America	$3,366	$968,466	$954,422	$1,951,455
Europe	9,701	508,435	23,036	542,187
Asia-Pacific	—	67,239	150,921	290,006
South America	—	3,765	76,306	94,068
Other	3,862	116,372	59,126	190,191
Total revenue	$16,929	$1,664,277	$1,263,811	$3,067,907

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2020 and December 31, 2019, our receivables from customers were $4.5 million and $15.3 million, respectively.

Beginning in March 2020, our brands launched new cancellation policies to permit our guests to cancel cruises which are not part of the Company’s temporary suspension of voyages up to 48 hours or 15 days, depending on the brand, prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through specified time periods, depending on the brand. The future cruise credit is valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who have elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of June 30, 2020 and December 31, 2019, our contract liabilities were $66.1 million and $1.4 billion, respectively. Of the amounts included within contract liabilities as of June 30, 2020, approximately 40% were refundable in accordance with our cancellation policies. For the six months ended June 30, 2020, $0.9 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $38.6 million and $130.6 million in costs to obtain these contracts, consisting of protected commissions and credit card fees, were recognized in earnings during the three and six months ended June 30, 2020, respectively.

4.            Intangible Assets

We evaluate goodwill and tradenames for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. In March 2020, the Company announced a voluntary suspension of all cruise voyages for its three brands, which has subsequently been extended through October 31, 2020. Due to the temporary suspension of operations and decline in our stock price, we performed interim goodwill and tradename impairment tests as of March 31, 2020. We refer you to Note 9 – “Fair Value Measurements and Derivatives” for information on our valuation assumptions.

The changes in the carrying amount of goodwill for each reporting unit for the six months ended June 30, 2020 are as follows (in thousands):

	Reporting Unit
	Norwegian		Regent
	Cruise	Oceania	Seven Seas	Total
	Line	Cruises	Cruises	Goodwill
Balance, December 31, 2019	$403,805	$523,026	$462,100	$1,388,931
Impairment loss	(403,805)	(523,026)	(363,966)	(1,290,797)
Balance, June 30, 2020	$—	$—	$98,134	$98,134

We also impaired our tradenames for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our tradenames was $500.5 million.

The carrying amounts of intangible assets subject to amortization are included within other long-term assets. The gross carrying amounts of intangible assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	June 30, 2020
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(115,716)	$4,284	6.0
License	750	(369)	381	10.0
Total intangible assets subject to amortization	$120,750	$(116,085)	$4,665

	December 31, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(110,169)	$9,831	6.0
Licenses	750	(331)	419	10.0
Total intangible assets subject to amortization	$120,750	$(110,500)	$10,250

The aggregate amortization expense for intangible assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$2,792	$4,622	$5,585	$9,244

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year Ended December 31,	Expense
2021	$75
2022	75
2023	75
2024	75
2025	44

5.            Leases

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. As the full amount of the concession will not be determinable until the force majeure period under the related arrangements have ended, the contingency has not been resolved as of June 30, 2020. During the contingency period, we are recognizing lease expense for these port facilities as incurred.

Lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2020	December 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$228,792	$236,604
Current operating lease liabilities	Accrued expenses and other liabilities	29,677	39,126
Non-current operating lease liabilities	Other long-term liabilities	193,585	207,243

Finance leases
Right-of-use assets	Property and equipment, net	12,899	13,873
Current finance lease liabilities	Current portion of long-term debt	5,698	6,419
Non-current finance lease liabilities	Long-term debt	6,913	8,812

6.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2020 was as follows (in thousands):

	Six Months Ended June 30, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(251,382)	(251,382)		—
Amounts reclassified into earnings	50,985	50,781	(1)	204	(2)
Accumulated other comprehensive income (loss) at end of period	$(497,600)	$(490,610)	(3)	$(6,990)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2019 was as follows (in thousands):

	Six Months Ended June 30, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive loss before reclassifications	(2,037)	(2,037)		—
Amounts reclassified into earnings	(16,085)	(16,274)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(181,482)	$(176,407)		$(5,075)
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income, net.
(3)	Includes $83.4 million of loss expected to be reclassified into earnings in the next 12 months.

7.             Property and Equipment, net

Property and equipment, net increased $353.2 million for the six months ended June 30, 2020 primarily due to the delivery of Seven Seas Splendor in January 2020 and ship improvement projects slightly offset by a $25.5 million impairment of projects that will not be completed, which has been recognized in depreciation and amortization expense.

8.            Long-Term Debt

Revolving Credit Facilities

In March 2020, NCLC had borrowed the full amount of $875 million under its existing Revolving Loan Facility maturing on January 2, 2024. As of June 30, 2020 borrowings under the Revolving Loan Facility bear interest at LIBOR plus a margin of 1.50%.

In March 2020, NCLC entered into a $675 million revolving credit facility maturing on March 4, 2021, with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and certain other lenders party thereto. NCLC borrowed $675 million under the Epic Credit Facility, which bore interest at LIBOR plus a margin of 0.80%. The facility was secured by Norwegian Epic, Ltd. In April 2020, NCLC entered into an incremental assumption agreement which extended the maturity date of the revolving facility commitments under the Epic Credit Facility to March 3, 2022. The revolving facility loans accrued interest at a per annum rate based on LIBOR plus a margin of 1.75% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 0.75% in the case of base rate loans. The Epic Credit Facility was repaid in July 2020 and terminated as discussed below.

Modifications

In April 2020, NCLC amended an aggregate amount of $386 million of export credit backed facilities that finance Norwegian Breakaway, Norwegian Getaway, Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore to incorporate the terms of a 12-month debt holiday initiative offered to the cruise industry by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The debt holiday was initiated to provide interim debt service and financial covenant relief for borrowers during the current global COVID-19 pandemic with respect to their Hermes guaranteed financings. The amended agreements provide that, among other things, (a) amortization payments due from April 1, 2020 to March 31, 2021 (the “Deferral Period”) on the loans will be deferred and (b) the principal amounts so deferred will constitute separate tranches of loans under the facilities. The separate tranches of loans will accrue interest at a floating rate per annum based on six-month LIBOR plus a margin as follows:

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

Also in April 2020, NCLC amended its $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent, and certain other lenders. The amendment extends the maturity date of the term loan to January 10, 2022. From January 10, 2021 to January 10, 2022, the loan shall accrue interest at a per annum rate based on LIBOR plus a margin of 1.75% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 0.75% in the case of base rate loans.

In May 2020, NCLC amended its $260 million credit agreement, dated as of May 15, 2019, with Bank of America, N.A., as administrative agent and collateral agent, and certain other lenders. The amendment provides that (a) amortization payments due through May 1, 2021 will be deferred following the consummation of certain debt and equity financings, which resulted in aggregate gross proceeds greater than the amount required for the extension and (b) the principal amount so deferred will constitute a separate tranche of loans under the facility (the “Deferred Jewel Loans”). The Deferred Jewel Loans will accrue interest at a per annum rate based on LIBOR plus a margin of 2.50% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 1.50% in the case of base rate loans. After the end of the deferral period, the deferred loan payments will amortize in an aggregate principal amount equal to 25% per annum in semiannual installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Jewel Loans outstanding.

NCLC entered into a Fifth Amended and Restated Credit Agreement, dated as of May 8, 2020, with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A., as administrative agent, and lenders holding 87.57% of the term loans outstanding (the “Term A Deferring Lenders”). This revised facility provides that, among other things, (a) amortization payments due within the first year after effectiveness on the loans under the term A loans (the “Term A Loans”) held by the Term A Deferring Lenders will be deferred and (b) the principal amount so deferred will constitute a separate tranche of loans (the “Deferred Term A Loans”). The Deferred Term A Loans will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the deferral period, the Deferred Term A Loans will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term A Loans, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term A Loans outstanding. The Term A Loans (other than the Deferred Term A Loans) that are held by the Term A Deferring Lenders shall constitute a separate class of loans (the “Legacy Term A Loans), with the same terms as the Term A Loans under the Fourth Amended and Restated Credit Agreement, except that the amortization payments on the Legacy Term A Loans shall be deferred during the deferral period. The Term A Loans that are held by lenders other than the Term A Deferring Lenders shall constitute a separate class of loans with the same terms as the Term A Loans under the Fourth Amended and Restated Credit Agreement.

In June 2020, NCLC amended the credit facilities secured by Seven Seas Explorer, Seven Seas Splendor, Riviera, Marina, Leonardo One and Leonardo Two to defer amortization with respect to certain of the debt outstanding under the agreements (the “Supplemental Agreements”). The amendments for the Seven Seas Explorer, Seven Seas Splendor, Riviera, Marina, Leonardo One and Leonardo Two facilities summarized below provide $156 million of incremental liquidity to the Company through March 2021 and are subject to certain customary conditions.

The Supplemental Agreements of Seven Seas Explorer, Seven Seas Splendor, Riviera, and Marina provide that, among other things, (a) amortization payments due during the Deferral Period on the loans will be deferred and (b) the principal amount so deferred will constitute a separate tranche of loans (the “Deferred Loans”). The Deferred Loans will accrue interest at a floating rate per annum based on six-month LIBOR plus a margin as follows:

Margin
Explorer newbuild loan	2.80%
Splendor newbuild loan	1.75%
Marina newbuild loan	0.55%
Riviera newbuild loan	0.55%

After the end of the Deferral Period, the Deferred Loans will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Loans, in semiannual installments. Any breach of financial covenants under each respective facility during the Deferral Period under the Supplemental Agreements will not constitute an event of default. In addition, consistent with our amendments to our Hermes-backed credit facilities described above, additional restrictions on restricted payments and certain other covenants were added.

The above noted amendments resulted in aggregate modification costs of $16.2 million and a loss on extinguishment of debt of $5.0 million, which are recognized in interest expense, net.

Secured Notes

In May 2020, NCLC conducted a private offering of $675.0 million aggregate principal amount of 12.25% senior secured notes due May 15, 2024 (the “2024 Senior Secured Notes”) at 99% original issue discount. The 2024 Senior Secured Notes pay interest at 12.25% per annum, semiannually on May 15 and November 15 of each year, commencing on November 15, 2020, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively. NCLC may redeem the 2024 Senior Secured Notes, in whole or part, at any time prior to February 15, 2024, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2024 Senior Secured Notes, in whole or in part, on or after February 15, 2024, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At any time prior to February 15, 2022, NCLC may choose to redeem up to 35% of the aggregate principal amount of the 2024 Senior Secured Notes, with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 112.25% of the principal amount of the 2024 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2024 Senior Secured Notes issued remains outstanding following such redemption.

The 2024 Senior Secured Notes are secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain subsidiary guarantors, two of our vessels, our material intellectual property and two islands that we use in the operations of our cruise business. The 2024 Senior Secured Notes are also guaranteed by our subsidiaries that own the property that secures the 2024 Senior Secured Notes as well as certain additional subsidiaries whose assets will not secure the 2024 Senior Secured Notes. The indenture governing the 2024 Senior Secured Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

Exchangeable Notes

In May 2020, NCLC conducted a private offering of $862.5 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, commencing on November 15, 2020, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively.

In May 2020, NCLH and NCLC entered into an investment agreement with an affiliate of L Catterton (the “Private Investor”), pursuant to which NCLC agreed to sell and issue to the Private Investor (the “Private Exchangeable Notes Transaction”) up to $400 million in aggregate principal amount of exchangeable senior notes due June 1, 2026 (the “Private Exchangeable Notes”). The Private Exchangeable Notes Transaction closed on May 28, 2020. The Private Exchangeable Notes accrue interest at a rate of 7.0% per annum for the first year post-issuance (which will accrete to the principal amount), 4.5% per annum interest (which will accrete to the principal amount) plus 3.0% per annum cash interest for the following four years and 7.5% per annum in cash interest for the final year prior to maturity. The Private Investor has certain registration rights in respect of NCLH’s ordinary shares underlying the Private Exchangeable Notes and is subject to certain customary transfer, voting and standstill restrictions.

The Private Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their Private Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged Private Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be approximately 82.6446 ordinary shares per $1,000 principal amount of Private Exchangeable Notes (equivalent to an initial exchange price of $12.10 per ordinary share). The maximum exchange rate is 90.9090 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. NCLC has the right to redeem all or a portion of the Private Exchange Notes at any time after the third anniversary of the issuance date at a price equal to 100% of the accreted principal amount thereof if the market closing price of NCLH’s ordinary shares has been at least 250% of the per share price implied by the exchange rate then in effect for at least 20 trading days during any 30 consecutive trading day period.

The 2024 Exchangeable Notes and Private Exchangeable Notes contain equity conversion options with a value of $962.4 million as of June 30, 2020, which have been bifurcated from the debt host contracts. We refer you to Note 9 – “Fair Value Measurements and Derivatives” for further information. The net carrying amounts of the exchangeable notes, excluding the conversion options, consist of the following (in thousands):

June 30,
2020
Principal amount	$1,262,500
Less: Unamortized debt discount, including deferred financing fees	(770,828)
Net carrying value	$491,672

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.9 years and 5.9 years for the 2024 Exchangeable Notes and Private Exchangeable Notes, respectively.

The following table presents the interest expense recognized related to the exchangeable notes (in thousands):

Three and Six Months
Ended June 30, 2020
Interest expense, including amortization of debt discounts and coupon interest	$18,577

The effective interest rate is 22.94% for the 2024 Exchangeable Notes. The share price of NCLH, to which the value of the conversion option is indexed, had increased significantly between the execution of the agreement for the Private Exchangeable Notes and the date of issuance. As a result, the fair value of the conversion option at issuance exceeded the net proceeds received, and the carrying value of the note recognized was zero, which created an effective interest rate that was not measurable. The excess of the fair value over the net proceeds received was recognized as a loss within other income (expense), net. As the associated financing costs would create a negative carrying value for the note, they were charged to expense in other income (expense), net.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of June 30, 2020 for each of the next five years (in thousands):

Year	Amount
July 1, 2020 - June 30, 2021	$337,338
July 1, 2021 - June 30, 2022	1,858,011
July 1, 2022 - June 30, 2023	775,009
July 1, 2023 - June 30, 2024	4,389,872
July 1, 2024 - June 30, 2025	1,113,479
Thereafter	2,215,306
Total	$10,689,015

Debt Covenants

At June 30, 2020, we were in compliance with all of our debt covenants. As part of the Hermes debt holiday and the Supplemental Agreements, we have obtained lender consents to waive compliance with financial covenants for the Deferral Period. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

July Offerings

In July 2020, NCLC conducted a private offering of $750.0 million aggregate principal amount of 10.25% senior secured notes due February 1, 2026 (the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes pay interest at 10.25% per annum, semiannually on February 1 and August 1 of each year, commencing on February 1, 2021, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively. NCLC may redeem the 2026 Senior Secured Notes, in whole or part, at any time prior to August 1, 2023, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Secured Notes, in whole or in part, on or after August 1, 2023, at the redemption prices set forth in the indenture for the 2026 Senior Secures Notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time prior to August 1, 2023, NCLC may choose to redeem up to 35% of the aggregate principal amount of the 2026 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 110.25% of the principal amount of the 2026 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2026 Senior Secured Notes issued remains outstanding following such redemption.

NCLC used a portion of the proceeds from the 2026 Senior Secured Notes to repay the $675 million plus accrued and unpaid interest outstanding under the Epic Credit Facility, which was secured by the Norwegian Epic. Following the termination of the Epic Credit Facility, the vessel owned and operated by Norwegian Epic, Ltd. was released as collateral, thereby enabling the 2026 Senior Secured Notes and certain of the related guarantees to be secured by a first-priority security interest in, among other things and subject to certain agreed security principles, the Norwegian Epic. The indenture governing the 2026 Senior Secured Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

Also in July 2020, NCLC conducted a private offering of $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, commencing on February 1, 2021, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

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

As of June 30, 2020, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 1.1 million metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of June 30, 2020, we had fuel swaps which were not designated as cash flow hedges. Due to a decrease in forecasted fuel consumption resulting from voyage cancellations due to COVID-19, we released into earnings fuel hedges of approximately 63 thousand metric tons of fuel as these forecasted transactions were no longer probable of occurring. The agreements mature through December 31, 2020.

As of June 30, 2020, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.0 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of June 30, 2020.

As of June 30, 2020, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.7 billion as of June 30, 2020.

As of June 30, 2020, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2020 were 62.7 million and 33.1 million NCLH shares for the 2024 Exchangeable Notes and Private Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2020	2019	2020	2019
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Other long-term assets	$—	$277	$—	$—
	Accrued expenses and other liabilities	—	2,300	67,658	18,257
	Other long-term liabilities	—	683	77,694	17,763
Foreign currency contracts
	Prepaid expenses and other assets	180	—	—	—
	Other long-term assets	4,055	—	—	—
	Accrued expenses and other liabilities	—	—	30,151	33,475
	Other long-term liabilities	—	169	167,517	118,500
Interest rate contracts
	Accrued expenses and other liabilities	—	—	8,820	2,178
	Other long-term liabilities	—	—	3,009	1,861
Total derivatives designated as hedging instruments		$4,235	$3,429	$354,849	$192,034

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Accrued expenses and other liabilities	$—	$—	$8,194	$—
Debt conversion options	Exchangeable notes	—	—	962,350	—
Total derivatives not designated as hedging instruments		$—	$—	$970,544	$—
Total derivatives		$4,235	$3,429	$1,325,393	$192,034

The fair values of swap and forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company determines the value of options and collars utilizing option pricing models based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The option pricing models used by the Company are industry standard models for valuing options and are used by the broker/dealer community. The inputs to the option pricing models are the option strike prices, underlying prices, risk-free rates of interest, time to expiration, and both historical and implied volatilities. The fair values of option contracts consider both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$4,235	$—	$4,235	$(4,235)	$—
Liabilities	1,325,393	—	1,325,393	(1,325,393)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$277	$—	$277	$—	$277
Liabilities	192,034	(3,152)	188,882	(149,863)	39,019

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Fuel contracts	$27,769	$(16,577)	Fuel	$(13,878)	$9,885
Fuel contracts	—	—	Other income (expense), net	(11,964)	—
Foreign currency contracts	27,694	4,181	Depreciation and amortization	(1,266)	(703)
Interest rate contracts	(985)	(4,793)	Interest expense, net	(1,674)	92
Total gain (loss) recognized in other comprehensive income	$54,478	$(17,189)		$(28,782)	$9,274

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income		Income	Income (Loss) into Income
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Fuel contracts	$(170,708)	$79,931	Fuel	$(20,095)	$17,403
Fuel contracts	—	—	Other income (expense), net	(26,284)	—
Foreign currency contracts	(70,193)	(76,097)	Depreciation and amortization	(2,395)	(1,406)
Interest rate contracts	(10,481)	(5,871)	Interest expense, net	(2,007)	277
Total gain (loss) recognized in other comprehensive income	$(251,382)	$(2,037)		$(50,781)	$16,274

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$48,992	$179,252	$120,585	$(242,230)	$100,531	$156,271	$65,969

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(13,878)	—	—	—	9,885	—	—
Foreign currency contracts	—	(1,266)	—	—	—	(703)	—
Interest rate contracts	—	—	(1,674)	—	—	—	92

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(11,964)	—	—	—

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$174,016	$377,449	$189,492	$(236,407)	$198,784	$326,012	$139,472

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(20,095)	—	—	—	17,403	—	—
Foreign currency contracts	—	(2,395)	—	—	—	(1,406)	—
Interest rate contracts	—	—	(2,007)	—	—	—	277

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(26,284)	—	—	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$3,646	$—	$3,646	$—
Debt conversion options	Other income (expense), net	215,625	—	215,625	—

Long-Term Debt

As of June 30, 2020 and December 31, 2019, the fair value of our long-term debt, including the current portion, was $11,142.8 million and $6,957.8 million, respectively, which was $236.9 million higher and $31.3 million higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same of similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

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

The Step 1 Test used discounted future cash flows and other market data to determine the fair value of the reporting units at March 31, 2020, which are all considered Level 3 inputs. Our discounted cash flow valuation reflected our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the fair value of the reporting units. However, for the March 31, 2020 Step 1 Test, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to assess fair value as it utilizes expectations of long-term growth as well as current market conditions. For the tradenames, we used the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a tradename royalty rate assumption. We believe that we made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.          Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the six months ended June 30, 2020:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2020	4,918,554	115,489	208,333	$51.84	$59.11	$59.43	5.42	$33,413
Exercised	(48,221)	(906)	—	44.38	19.00	—
Forfeited and cancelled	(163,792)	—	—	50.39	—	—
Outstanding as of June 30, 2020	4,706,541	114,583	208,333	51.97	59.43	59.43	4.93	—

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2020:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2020	3,245,625	$54.94	1,129,396		$56.09	50,000	$59.43
Granted	2,396,824	35.81	611,808	(1)	35.59	—	—
Vested	(1,599,412)	54.20	(181,682)		56.33	—	—
Forfeited or expired	(186,914)	47.45	(63,026)		47.45	—	—
Non-vested as of June 30, 2020	3,856,123	43.72	1,496,496		48.04	50,000	59.43
(1)	Number of performance-based restricted share units included assumes maximum achievement of performance targets.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Payroll and related expense	$5,029	$4,681	$9,731	$8,485
Marketing, general and administrative expense	17,360	24,970	45,416	48,165
Total share-based compensation expense	$22,389	$29,651	$55,147	$56,650

11.          Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and

2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery as of June 30, 2020 was approximately €7.1 billion, or $8.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. On July 31, 2020, a consolidated amended class action complaint was filed by lead plaintiff’s counsel. The complaint asserts claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and allege that the Company made false and misleading statements to the market and customers about COVID-19. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and March 10, 2020. We believe that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against NCLH in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of June 30, 2020, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedence.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $0.9 billion at June 30, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. Currently, we have agreed to provide a reserve consisting of $70 million of cash and preliminarily agreed to provide second priority liens on certain ships with a collective equity value of approximately $700 million based on appraisals as of December 31, 2019, which could be increased or decreased based on certain conditions. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity. Collateral may be released upon satisfaction of certain financial metrics.

12.          Other Income (Expense), Net

For the three and six months ended June 30, 2020, other income (expense), net was of an expense of $242.2 million and $236.4 million, respectively, primarily due to losses from conversion options on our exchangeable notes. For the three and six months ended June 30, 2019, other income (expense), net was income of $3.6 million and $3.2 million, respectively, primarily due to gains from insurance proceeds and a litigation settlement partially offset by foreign currency exchange losses.

13.          Income Tax Benefit

For the three and six months ended June 30, 2020, we had an income tax benefit of $6.3 million and $10.4 million, respectively. For the three and six months ended June 30, 2019, we had income tax expense of $4.0 million and an income tax benefit $30.5 million, respectively.

For the three and six months ended June 30, 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in March 2019.

14.          Supplemental Cash Flow Information

For the six months ended June 30, 2020 and 2019, we had non-cash investing activities in connection with property and equipment of $7.2 million and $33.6 million, respectively.

15. Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee are all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which are currently held by the Private Investor. The terms of the Indenture are more fully described under Note 8 — “Long-Term Debt”. Based on the initial exchange rate, the Private Investor beneficially owned approximately 11% of NCLH’s outstanding ordinary shares as of June 30, 2020. The initial exchange rate in the Private Exchangeable Notes may be adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not exceed 46,577,947. The Private Exchangeable Notes also contain certain anti-dilution provisions that could subject the exchange rate to additional adjustment if certain events occur.

NCLH, NCLC and the Private Investor also entered into an investor rights agreement dated May 28, 2020 (the “Investor Rights Agreement”) which provides that, among other things, the Private Investor is entitled to nominate one person who will be appointed to the board of directors of NCLH until the first date on which the Private Investor no longer beneficially owns in the aggregate at least 50% of the number of NCLH’s ordinary shares issuable upon exchange of the Private Exchangeable Notes beneficially owned by the Private Investor in the aggregate as of May 28, 2020 (subject to certain adjustments).

The Investor Rights Agreement also provides for customary registration rights for the Private Investor and its affiliates, including demand and piggyback registration rights, contains customary transfer restrictions and provides that the Private Investor and its affiliates are subject to a voting agreement with respect to certain matters during a specified period of time.

16.   Subsequent Events

In July 2020, NCLH offered 19,166,667 ordinary shares, par value $0.001 per share to the public at a price of $15.00 per share, which includes 2,500,000 ordinary shares issued in connection with the underwriters’ full exercise of their option to acquire additional ordinary shares. Underwriting discounts and commissions were $0.525 per share. The net proceeds from the offering were $277.4 million after deducting the underwriters’ discounts and commissions, but before other fees and expenses.

Both NCLH and NCLC undertook actions related to debt financing and equity-linked financing in July 2020, which are described in Note 8— “Long-Term Debt”.

Additionally, in July 2020, NCLC authorized the share capital of the Company to be increased from $4,000,048,000 to $5,000,048,000 by the creation of 1,000,000 preference shares of par value $1,000 each, such shares to be designated as "Series A-3 Preference Shares" and have the rights and obligations set out in the certificate of designation. The Series A-3 Preference Shares will be issued on exchange of the 2025 Exchangeable Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our voluntary suspension, our ability to weather the impacts of the COVID-19 pandemic, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	our ability to develop strategies to enhance our health and safety protocols to adapt to the current pandemic environment’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;
●	coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;
●	the accuracy of any appraisals of our assets as a result of the impact of COVID-19 or otherwise;
●	our success in reducing operating expenses and capital expenditures and the impact of any such reductions;
●	our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	our ability to work with lenders and others or otherwise pursue options to defer or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;

●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our potential future need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;
●	any further impairment of our trademarks, trade names or goodwill;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●	the risks and increased costs associated with operating internationally;
●	fluctuations in foreign currency exchange rates;
●	overcapacity in key markets or globally;
●	our expansion into and investments in new markets;
●	our inability to obtain adequate insurance coverage;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	our inability to keep pace with developments in technology;
●	changes involving the tax and environmental regulatory regimes in which we operate; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, as updated by our Current Report on Form 8-K filed on July 8, 2020 (“Annual Report on Form 10-K”).

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.

●	Epic Credit Facility. $675.0 million senior secured revolving credit facility.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Gross Yield. Total revenue per Capacity Day.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Revenue. Total revenue less commissions, transportation and other expense and onboard and other expense.
●	Net Yield. Net Revenue per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Revenue, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Net Revenue and Net Yield to manage our business on a day-to-day basis and believe that they are the most relevant measures of our revenue performance because they reflect the revenue earned by us net of significant variable costs. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings during the second quarter of 2020, we did not have any Capacity Days. Accordingly, we have not presented herein Gross Yield, Net Yield or per Capacity Day data for the three or six months ended June 30, 2020.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the six months ended June 30, 2019, we incurred $30.6 million related to the redeployment of Norwegian Joy from Asia to the U.S. We included this as an adjustment in the reconciliation of Adjusted Net Income since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, demand for cruises during the summer months of 2020 has been materially adversely impacted by the COVID-19 pandemic. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel agent commissions, air and land transportation expenses, related credit card fees, certain port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casino, beverage sales and shore excursions.
●	Payroll and related consists of the cost of wages and benefits for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships. The cost of crew repatriation, including charters, housing, testing and other costs related to COVID-19 are also included.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have updated our critical accounting policies and estimates from those described in our Annual Report on Form 10-K as follows:

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

During the six months ended June 30, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4- “Intangible Assets” for additional information. As of June 30, 2020, there was $98.1 million of goodwill for the Regent Seven Seas Cruises reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises tradenames during the six months in an aggregate amount of $317.0 million, with $500.5 million remaining as of June 30, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. As a result of continued travel and port restrictions in certain geographies and in an effort to protect the health, safety and security of guests, crew and communities visited, we subsequently extended this suspension several times, including most recently through October 31, 2020. See Note 2 – “Summary of Significant Accounting Policies – Liquidity and Management’s Plan” for additional information. This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances, we are not able to predict the full impact of such a suspension on our Company. The duration of any voluntary suspensions we have implemented and the resumption of operations outside of the United States will be dependent, in part, on the severity and duration of the COVID-19 pandemic, the status of the CDC’s No

Sail Order, various travel restrictions and travel bans issued by various countries around the world, as well as the availability of ports around the world.

Preparation for the Safe Resumption of Operations

Prior to the suspension of cruise voyages, we had begun developing a comprehensive and multi-faceted strategy to enhance our already rigorous health and safety protocols to address the unique public health challenges posed by COVID-19, including enhanced screenings, upgraded cleaning and disinfection protocols and plans for social distancing. Several of these protocols were put in place prior to the voyage suspension. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to develop enhanced cruise health and safety standards in response to the global COVID-19 pandemic. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department Health and Human Services. The panel’s members are globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. The panel is tasked with collaboratively developing recommendations for cruise lines to advance their public health response to COVID-19, improve safety, and achieve readiness for the safe resumption of operations. The panel will also help the companies assure the plans they will submit to the CDC and other regulators apply the best available public health, science and engineering insights. The Company will continue to work with the CDC and other federal agencies, public health authorities and national and local governments in areas where it operates to take all necessary measures to protect its guests, crew and the communities visited once operations resume.

Modified Policies

On or around March 6, 2020, the Company’s brands launched new cancellation policies to permit its guests to cancel cruises which are not part of the Company’s temporary suspension of voyages up to 48 hours or 15 days, depending on the brand, prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through specified time periods, depending on the brand. The future cruise credit is valid for any sailing through December 31, 2022, and the Company may extend this offer. The use of such credits may prevent us from future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. The Company may incur incremental commission expense for the use of these future cruise credits.

In addition, to provide more flexibility to its guests, the Company has also introduced a new final payment schedule for all 2020 voyages which requires payment 60 days prior to embarkation versus the standard 120 days.

Update on Bookings

The extended suspension of cruise voyages has significantly impacted advanced bookings for the remainder of 2020, which are meaningfully lower than the prior year and at lower prices. Despite limited marketing efforts, there continues to be demand for future cruise vacations. While booking volumes since the emergence of COVID-19 remain below historical levels, the Company’s overall cumulative booked position and pricing for 2021 are within historical ranges including bookings made with future cruise credits.

Our operations may be suspended beyond our announced suspensions depending on the status of the CDC No Sail Order, the development of the COVID-19 outbreak, global travel restrictions and port availability and any additional voluntary suspensions we may determine appropriate. As a result, current booking data for 2020 may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty, but we expect to report a net loss on both a GAAP and adjusted basis for the year ending December 31, 2020.

Crew Repatriation Efforts

The Company has successfully completed the safe repatriation of the majority of its shipboard team members to their homes around the globe. The Company has worked to repatriate over 21,000 shipboard team members, to over 75 countries, through a combination of chartered and commercial air flights as well as the use of certain of the Company’s ships. The Company expects the repatriation efforts to be largely completed within 45 days.

Financing Transactions and Cost Containment Measures

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are currently suspended, including a series of debt and equity financing transactions completed in May and July 2020.

●	In May 2020, NCLH and NCLC launched a series of capital markets transactions to raise approximately $2.0 billion. As a result of significant demand, including the full exercise of options to purchase additional ordinary shares and exchangeable notes, the total amount of gross proceeds increased to approximately $2.4 billion.
●	In July 2020, NCLH and NCLC launched a series of capital markets transactions to raise approximately $1.2 billion. As a result of significant demand, including the full exercise of the option to purchase additional ordinary shares and partial exercise of the option to purchase additional exchangeable notes, the total amount of gross proceeds increased to approximately $1.5 billion. From the proceeds, approximately $675 million was used to repay the Epic Credit Facility.

We have also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures described under “Liquidity and Capital Resources” below as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses already implemented include the significant reduction or deferral of marketing expenditures, the implementation of a company-wide hiring freeze, the introduction of a temporary shortened work week and reduced work hours with a commensurate 20% salary reduction for shoreside team members, a pause in the Company’s 401(k) matching contributions and corporate travel freezes for shoreside employees. Further, as part of the Company’s ongoing strategy to improve its ability to sustain the long-term health of the business and to preserve financial flexibility during the COVID-19 crisis, the Company has furloughed approximately 20% of the Company’s shoreside employees through October 25, 2020, subject to change based on business needs. While on furlough, employees will not receive salary or hourly wages, but will continue to receive health benefit coverage if they currently participate in a Company sponsored plan.

See “—Liquidity and Capital Resources” below for more information.

Quarterly Overview

Three months ended June 30, 2020 (“2020”) compared to three months ended June 30, 2019 (“2019”)

●	Total revenue decreased 99.0% to $16.9 million compared to $1.7 billion.
●	Net Revenue decreased 101.7% to $(20.9) million compared to $1.3 billion.
●	Net income (loss) was $(951.1) million compared to $243.3 million.
●	Operating loss was $(594.5) million compared to operating income of $309.6 million.

●	Adjusted Net Loss was $(668.0) million in 2020, which included $283.1 million of adjustments primarily consisting of expenses related to non-cash compensation and losses on extinguishment and modifications of debt. Adjusted Net Income was $285.2 million in 2019, which included $41.9 million of adjustments primarily consisting of expenses related to non-cash compensation and the redeployment of Norwegian Joy.
●	Adjusted EBITDA decreased 178.7% to $(392.2) million compared to $498.1 million.

We refer you to our “Results of Operations” below for a calculation of Net Revenue, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth operating data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Passenger ticket	81.7%	70.9%	67.6%	70.2%
Onboard and other	18.3%	29.1%	32.4%	29.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	204.4%	17.9%	29.0%	17.2%
Onboard and other	18.8%	6.4%	6.2%	6.1%
Payroll and related	760.5%	13.8%	29.7%	14.7%
Fuel	289.4%	6.0%	13.8%	6.5%
Food	41.3%	3.3%	4.4%	3.6%
Other	467.5%	10.2%	19.4%	10.1%
Total cruise operating expense	1,781.9%	57.6%	102.5%	58.2%
Other operating expense
Marketing, general and administrative	771.2%	14.4%	31.7%	15.9%
Depreciation and amortization	1,058.8%	9.4%	29.9%	10.6%
Impairment loss	—%	—%	127.2%	—%
Total other operating expense	1,830.0%	23.8%	188.8%	26.5%
Operating income (loss)	(3,511.9)%	18.6%	(191.3)%	15.3%
Non-operating income (expense)
Interest expense, net	(712.3)%	(3.9)%	(15.0)%	(4.5)%
Other income (expense), net	(1,430.9)%	0.2%	(18.7)%	0.1%
Total non-operating income (expense)	(2,143.2)%	(3.7)%	(33.7)%	(4.4)%
Net income (loss) before income taxes	(5,655.1)%	14.9%	(225.0)%	10.9%
Income tax benefit (expense)	37.1%	(0.3)%	0.8%	0.9%
Net income (loss)	(5,618.0)%	14.6%	(224.2)%	11.8%

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Passengers carried	—	682,935	499,729	1,327,987
Passenger Cruise Days	—	5,014,083	4,278,602	9,989,523
Capacity Days	—	4,626,871	4,123,858	9,343,800
Occupancy Percentage		108.4%	103.8%	106.9%

Net Revenue, Gross Yield and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2020			2020
		Constant			Constant
	2020	Currency	2019	2020	Currency	2019
Passenger ticket revenue	$13,835	$13,847	$1,179,404	$854,626	$854,638	$2,152,677
Onboard and other revenue	3,094	3,094	484,873	409,185	409,185	915,230
Total revenue	16,929	16,941	1,664,277	1,263,811	1,263,823	3,067,907
Less:
Commissions, transportation and other expense	34,601	34,699	297,691	366,969	367,066	526,955
Onboard and other expense	3,188	3,188	107,063	78,161	78,161	186,476
Net Revenue	$(20,860)	$(20,946)	$1,259,523	$818,681	$818,596	$2,354,476
Capacity Days	—	—	4,626,871	4,123,858	4,123,858	9,343,800
Gross Yield			$359.70			$328.34
Net Yield			$272.22			$251.98

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2020			2020
		Constant			Constant
	2020	Currency	2019	2020	Currency	2019
Total cruise operating expense	$301,652	$302,552	$958,424	$1,295,912	$1,296,812	$1,785,075
Marketing, general and administrative expense	130,562	130,726	239,988	400,469	400,633	488,322
Gross Cruise Cost	432,214	433,278	1,198,412	1,696,381	1,697,445	2,273,397
Less:
Commissions, transportation and other expense	34,601	34,699	297,691	366,969	367,066	526,955
Onboard and other expense	3,188	3,188	107,063	78,161	78,161	186,476
Net Cruise Cost	394,425	395,391	793,658	1,251,251	1,252,218	1,559,966
Less: Fuel expense	48,992	48,992	100,531	174,016	174,016	198,784
Net Cruise Cost Excluding Fuel	345,433	346,399	693,127	1,077,235	1,078,202	1,361,182
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	666	666	534	1,332	1,332	1,068
Non-cash share-based compensation (2)	22,389	22,389	29,651	55,147	55,147	56,650
Redeployment of Norwegian Joy (3)	—	—	2,035	—	—	7,051
Adjusted Net Cruise Cost Excluding Fuel	$322,378	$323,344	$660,907	$1,020,756	$1,021,723	$1,296,413
Capacity Days	—	—	4,626,871	4,123,858	4,123,858	9,343,800
Gross Cruise Cost per Capacity Day			$259.01			$243.31
Net Cruise Cost per Capacity Day			$171.53			$166.95
Net Cruise Cost Excluding Fuel per Capacity Day			$149.80			$145.68
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day			$142.84			$138.75
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(951,065)	$243,276	$(2,833,331)	$362,680
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	992	879	1,983	1,758
Non-cash share-based compensation (2)	22,389	29,651	55,147	56,650
Extinguishment and modification of debt (3)	21,159	1,175	21,159	7,268
Amortization of intangible assets (4)	2,773	4,603	5,547	9,206
Redeployment of Norwegian Joy (5)	—	5,601	—	30,629
Impairment loss (6)	175	—	1,633,337	—
Debt conversion option, discount and expenses (7)	235,612	—	235,612	—
Adjusted Net Income (Loss)	$(667,965)	$285,185	$(880,546)	$468,191
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income, net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(6)	Impairment loss consists of goodwill, tradename and property and equipment impairments. The impairments of goodwill and tradenames are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(7)	Consists of non-cash gains and losses related to our debt conversion options as well as the associated financing costs, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(951,065)	$243,276	$(2,833,331)	$362,680
Interest expense, net	120,585	65,969	189,492	139,472
Income tax (benefit) expense	(6,287)	3,965	(10,384)	(30,472)
Depreciation and amortization expense	179,252	156,271	377,449	326,012
EBITDA	(657,515)	469,481	(2,276,774)	797,692
Other (income) expense, net (1)	242,230	(3,616)	236,407	(3,182)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	666	534	1,332	1,068
Non-cash share-based compensation (3)	22,389	29,651	55,147	56,650
Redeployment of Norwegian Joy (4)	—	2,035	—	7,051
Impairment loss (5)	—	—	1,607,797	—
Adjusted EBITDA	$(392,230)	$498,085	$(376,091)	$859,279
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(5)	Impairment loss consists of goodwill and tradename impairments.

Three months ended June 30, 2020 (“2020”) compared to three months ended June 30, 2019 (“2019”)

Revenue

Total revenue decreased 99.0% to $16.9 million in 2020 compared to $1.7 billion in 2019. Net Revenue decreased 101.7% to $(20.9) million in 2020 from $1.3 billion in 2019. In 2020, our total revenue was insignificant. The adverse impact on revenue and Net Revenue was due to the cancellation of sailings in 2020 as a result of the COVID-19 pandemic. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020.

Expense

Total cruise operating expense decreased 68.5% in 2020 compared to 2019. In 2020, our cruise operating expenses were primarily related to the continued payment of protected commissions as additional sailings were cancelled; crew costs, including salaries, food and other repatriation costs; and fuel. The Company has repatriated the majority of its crew. To repatriate crew as soon as possible, the Company is leveraging certain ships in its fleet to assist with the repatriation efforts along with utilizing scheduled chartered flights. Gross Cruise Cost decreased 63.9% in 2020 compared to 2019 primarily related to the costs described above in addition to a decrease in marketing, general and administrative expenses from cost savings initiatives in connection with the COVID-19 pandemic and as described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures.” Total other operating expense decreased 21.8% in 2020 compared to 2019 primarily due to the cost savings described above in marketing, general and administrative expenses offset by an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the delivery of Norwegian Encore in the fourth quarter of 2019 and Seven Seas Splendor in the first quarter of 2020 as well as ship improvement projects.

Interest expense, net was $120.6 million in 2020 compared to $66.0 million in 2019. The change in interest expense reflects additional debt outstanding, partially offset by lower LIBOR. Included in 2020 were losses on extinguishment of debt and debt modification costs of $21.2 million compared to $1.2 million in 2019.

Other income (expense), net was expense of $242.2 million in 2020 compared to income of $3.6 million in 2019. In 2020, the expense was primarily due to losses from conversion options on our exchangeable notes.

In 2020, we had an income tax benefit of $6.3 million compared to expense of $4.0 million in 2019. In 2020, the tax benefit is due to operating losses.

Six months ended June 30, 2020 (“2020”) compared to six months ended June 30, 2019 (“2019”)

Revenue

Total revenue decreased 58.8% to $1.3 billion in 2020 compared to $3.1 billion in 2019. Net Revenue decreased 65.2% to $0.8 billion in 2020 from $2.4 billion in 2019. The adverse impact on revenue and Net Revenue was due to the cancellation of sailings in 2020 as a result of the COVID-19 pandemic, which resulted in a 55.9% decrease in Capacity Days. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020.

Expense

Total cruise operating expense decreased 27.4% in 2020 compared to 2019. In 2020, our expenses subsequent to the suspension of cruise voyages primarily includes the cost of protected commissions and crew costs as discussed above. Additionally, during the first quarter of 2020, there was a notable increase from 2019 in fuel expense associated with the International Maritime Organization’s 2020 regulations, and cruise operating expense increased due to the addition of Norwegian Encore and Seven Seas Splendor to the fleet. Gross Cruise Cost decreased 25.4% in 2020 compared to 2019 primarily due to the changes in cruise operating costs described above in addition to a decrease in marketing, general and administrative expenses, which is primarily due to the cost reductions in marketing and salaries described above. Total other operating expense increased 193.0% in 2020 compared to 2019 primarily due to the impairment of goodwill and tradenames triggered by the COVID-19 pandemic. Depreciation and amortization expense increased primarily due to the delivery of Norwegian Encore in the fourth quarter of 2019 and Seven Seas Splendor in the first quarter of 2020 as well as ship improvement projects.

Interest expense, net was $189.5 million in 2020 compared to $139.5 million in 2019. The change in interest expense reflects additional debt outstanding, partially offset by lower LIBOR. Included in 2020 were losses on extinguishment of debt and debt modification costs of $21.2 million compared to $7.3 million in 2019.

Other income (expense), net was expense of $236.4 million in 2020 compared to income of $3.2 million in 2019. In 2020, the expense was primarily due to losses from conversion options on our exchangeable notes. In 2019, the income was primarily due to gains from insurance proceeds and a litigation settlement partially offset by foreign currency exchange losses.

In 2020, we had an income tax benefit of $10.4 million compared to $30.5 million in 2019. In 2020, the tax benefit is due to operating losses and the reversal of a valuation allowance. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in 2019.

Liquidity and Capital Resources

General

As of June 30, 2020, our liquidity was $2.3 billion consisting of cash and cash equivalents. This does not include additional proceeds received in the July capital raise discussed below.

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are suspended. In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Loan Facility and its $675 million Epic Credit Facility, dated as of March 5, 2020. We have taken additional measures to improve our liquidity by refinancing existing debt amortization, including under our agreements with export credit agencies and related governments, and extending the maturities and refinancing amortization under other agreements, which has resulted in approximately $1.6 billion of payment deferrals. See Note 8 – “Long-Term Debt” for further information. Through June 30, 2020, the NCLH and NCLC received additional financing through various debt financings and an equity offering totaling $2.4 billion in gross proceeds. The equity offering, which was recognized as a capital contribution to NCLC, resulted in 41,818,181 NCLH shares being issued in exchange for gross proceeds of $460 million. See Note 8 – “Long-Term Debt” for further information on the debt financings. Subsequent to June 30, 2020, the NCLH and NCLC received another $1.5 billion in gross proceeds from additional debt financings and an additional equity offering, of which approximately $675 million was used to repay in full and terminate the Epic Credit Facility. Refer to Note 8 – “Long-Term Debt” for further information on the debt financings and Note 16 – “Subsequent Events” for further information on the equity financing.

The Company has also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses, including food, fuel, insurance, port charges and reduced crew manning of vessels during the suspension, resulting in lower crew payroll expense. See “—Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures” above for further information.

After giving effect to the debt deferrals and cash conservation measures implemented, including the potential deferral of or loans for near-term newbuild related payments, the Company’s targeted cash burn is on average approximately $160 million per month during the suspension of operations. This includes ongoing ship operating expenses, administrative operating costs, interest expense (including additional expense per month from the capital markets transactions completed in July 2020), taxes and expected necessary capital expenditures. This excludes cash refunds of customer deposits, which are estimated to be, based on behavior to date, approximately 60% of the Company’s balance of advance ticket sales during the suspension of cruise voyages, as well as incoming cash from new bookings and payments on existing bookings. There can be no assurance that the percentage of passengers that accept future cruise certificates over cash refunds will remain in this range as the number of cancelled voyages increases. This also excludes expenses and costs associated with restarting operations and assumes deferral of newbuild capital expenditures and debt amortization through March 31, 2021. The liquidity requirements presented are an estimate and do not include unforeseen expenses. Based on the liquidity needs described above and our current resources, the Company has sufficient liquidity to satisfy our obligations over the next twelve months and maintain minimum levels of liquidity as required by certain of our debt agreements.

At June 30, 2020, we were in compliance with all of our debt covenants. As part of the Hermes debt holiday and the Supplemental Agreements we have obtained lender consents to waive compliance with financial covenants for a deferral period from April 1, 2020 to March 31, 2021. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

In March 2020, Moody’s downgraded the long-term issuer and senior unsecured debt ratings of NCLC to Ba2 from Ba1, including its corporate family rating and senior secured bank facility, and to B1 from Ba2 on its senior unsecured rating; and in July 2020, Moody’s placed our ratings on review for potential downgrade. In April 2020, S&P Global downgraded the issuer credit rating of NCLC to BB- from BB+ and, in May 2020, based on our recent debt offering, lowered the issuer-level rating on NCLC’s senior unsecured notes to B+ from BB- and placed our issuer rating on credit watch with negative implications. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of June 30, 2020, the Company has advanced ticket sales of $1.2 billion, including the long-term portion, which includes approximately $0.8 billion of future cruise credits. The Company also has agreements with its credit card processors that govern approximately $0.9 billion at June 30, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which could be satisfied by posting collateral. Currently, we have agreed to provide a reserve consisting of $70 million of cash and preliminarily agreed to provide second priority liens on certain ships with a collective equity value of approximately $700 million based on appraisals as of December 31, 2019, which could be increased or decreased based on certain conditions. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity. Collateral may be released upon satisfaction of certain financial metrics.

Sources and Uses of Cash

In this section, references to “2020” refer to the six months ended June 30, 2020 and references to “2019” refer to the six months ended June 30, 2019.

Net cash used in operating activities was $1.3 billion in 2020 as compared to net cash provided by operating activities of $1.1 billion in 2019. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales decreased by $844.2 million in 2020 compared to an increase of $558.6 million in 2019.

Net cash used in investing activities was $0.8 billion in 2020 and $0.4 billion in 2019, primarily related to payments for Seven Seas Splendor and ship improvement projects.

Net cash provided by financing activities was $4.1 billion in 2020 primarily due to the proceeds of $4.0 billion from our revolving credit facilities, various notes, and newbuild loans partially offset by debt repayments. Additionally, we received a contribution of $464.5 million from NCLH. Net cash used in financing activities was $387.1 million in 2019 primarily due to a dividend to NCLH of $194.0 million, net repayments of our Revolving Loan Facility and the net refinancing of term loans offset by the issuance of new debt.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts, and future expected capital expenditures necessary for operations as well as our ship refurbishment projects. As of June 30, 2020, our anticipated capital expenditures, including capitalized interest, were $263.5 million for the remainder of 2020, of which we have $47.6 million of export credit financing in place related to ship construction contracts. Additionally, the Company is finalizing the documentation to defer another approximately $38.5 million of the 2020 contractual payments related to ship construction. These future expected capital expenditures will increase our depreciation and amortization expense.

Project Leonardo will introduce an additional six ships, each approximately 140,000 Gross Tons with approximately 3,300 Berths, with expected delivery dates from 2022 through 2027, subject to certain conditions. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.1 billion, or $8.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2020 and 2019 was $5.6 million and $8.5 million, respectively, and for the six months ended June 30, 2020 and 2019 was $11.3 million and $16.3 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of June 30, 2020 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$10,689,015	$337,338	$2,633,020	$5,503,351	$2,215,306
Operating leases (2)	260,427	37,822	63,082	63,627	95,896
Ship construction contracts (3)	5,269,713	262,397	2,771,298	2,236,018	—
Port facilities (4)	2,087,213	70,137	142,624	150,104	1,724,348
Interest (5)	1,615,202	359,847	669,540	374,106	211,709
Other (6)	1,295,758	299,188	482,063	412,144	102,363
Total (7)	$21,217,328	$1,366,729	$6,761,627	$8,739,350	$4,349,622
(1)	Long-term debt excludes discounts, premiums, deferred financing fees and conversion options, which are a direct addition or deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for offices, motor vehicles and office equipment.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2020. Export credit financing is in place from syndicates of banks. Approximately $147.5 million of the ship construction contracts due in less than one year are financed under export credit financing, and the Company is finalizing the documentation to defer or finance approximately $83.8 million of the ship construction contracts that are due in less than one year to increase its near-term liquidity. The amount does not include the two Project Leonardo ships and one Allura Class Ship which were still subject to certain Italian government approvals as of June 30, 2020.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In March 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of June 30, 2020.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts. Certain contracts contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are currently being negotiated.
(7)	$0.7 million of unrecognized tax benefits were excluded from the “Total” contractual obligations as of June 30, 2020 because an estimate of the timing of future tax settlements cannot be reasonably determined.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of June 30, 2020.

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

In light of the measures described under "Update Regarding COVID-19 -- Financing Transactions and Cost Containment Measures", we believe our cash on hand, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations.

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

Interest Rate Risk

As of June 30, 2020, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2020, 66% of our debt was fixed and 34% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of June 30, 2020 was $0.7 billion. As of December 31, 2019, 78% of our debt was fixed and 22% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $1.7 billion as of December 31, 2019. The change in our fixed rate percentage from December 31, 2019 to June 30, 2020 was primarily due to the maturity of interest rate swaps. Based on our June 30, 2020 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $36.7 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2020, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €2.5 billion, or $2.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2020. As of December 31, 2019, the payments not hedged aggregated €3.0 billion, or $3.4 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2019. The change from December 31, 2019 to June 30, 2020 was due to the delivery of Seven Seas Splendor. We estimate that a 10% change in the euro as of June 30, 2020 would result in a $0.3 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.2% and 10.5% for the three months ended June 30, 2020 and 2019, respectively, and 13.4% and 11.1% for the six months ended June 30, 2020 and 2019, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2020, we had hedged approximately 80%, 52%, 36% and 13% of our remaining 2020, 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2019, we had hedged approximately 56%, 50% and 18% of our 2020, 2021 and 2022 projected metric tons of fuel purchases, respectively. Additional hedges were executed between December 31, 2019 and June 30, 2020 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2020 fuel expense by $9.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $7.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. On July 31, 2020, a consolidated amended class action complaint was filed by lead plaintiff’s counsel. The complaint asserts claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and allege that the Company made false and misleading statements to the market and customers about COVID-19. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and March 10, 2020. We believe that the allegations contained in the complaint are without merit and intend to defend the complaint vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

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

Booksafe Travel Protection Plan

As previously disclosed in our Annual Report on Form 10-K, as updated by our Current Report on Form 8-K filed on July 8, 2020, on September 21, 2018, a proposed class-action lawsuit was filed by Marta and Jerry Phillips and others against NCL Corporation Ltd. in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Booksafe Travel Protection Plan. The plaintiffs purport to represent an alleged class of passengers who purchased Booksafe Travel Protection Plans. The complaint alleged that the Company concealed that it received proceeds on the sale of the travel insurance portion of the plan. The complaint sought an unspecified amount of damages, fees and costs. The Company moved to invoke the arbitration clause of the ticket contract to move the case out of Federal Court. On May 29, 2019, the Court granted the motion and compelled the plaintiffs to submit their claims to arbitration on an individual basis, dismissing the claims before the Court with prejudice. The plaintiffs have filed a notice of appeal. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd., the parent company of NCL Corporation Ltd., in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters.

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

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through October 31, 2020. The suspension may be extended again, and the total length of the suspension may be prolonged. All guests were disembarked from the 28 ships in the Company’s fleet by March 28, 2020. We have actively worked to disembark the vast majority of our crew members who will not remain with our ships through the suspension and transport them safely to their home countries, but our ability to transport crew to and from our ships in the future is dependent on a number of factors, including the ability to transport crew members to their home countries, due to the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security, and travel bans and restrictions, including the CDC’s No Sail Order, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call.

To date, the outbreak of COVID-19 has resulted in significant costs and lost revenue as a result of the suspension of sailings, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, costs to return our passengers and certain crew members to their home destinations and expenses to assist some of our crew that have been unable to return home with food and housing. We will continue to incur COVID-19 related costs as we sanitize our ships and implement additional health-related protocols on our ships, such as social distancing measures, which may have a significant effect on our operations. In addition, the industry may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. Between March 12, 2020 and April 30, 2020, three class action lawsuits were filed against the Company under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, alleging that the Company made false and misleading statements to the market and customers about COVID-19. In addition, in March 2020 the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 outbreak. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We may be the subject of additional lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

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

This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances we are not able to predict the full impact of such a suspension on our Company. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of fares for cancelled sailings as a result of the suspension in our cruise voyages, which may be prolonged, and the public’s concern regarding the health and safety of travel, including by cruise ship, and related decreases in demand for travel and cruising. Depending on the length of the suspension and level of guest acceptance of future cruise credits, we may be required to provide cash refunds for a substantial portion of the balance, as guests on cancelled sailings were automatically awarded future cruise credits and have the opportunity to contact us instead to request a cash refund. Cash refunds are estimated to be, based on behavior to date, approximately 60% of the Company’s balance of advance ticket sales during the suspension of voyages. There can be no assurance that the percentage of passengers that accept future cruise certificates over cash refunds during the suspension of cruise voyages will remain in this range as the number of cancelled voyages increases.

Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruise industry and our ships. Actual or perceived risk of infection could have an adverse effect on the public’s perception of the Company, which could harm our reputation and business.

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve could be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Requests for refunds may reduce our liquidity and risk triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash or other collateral as a reserve with the credit card processing companies in accordance with the terms of our agreements with them. Currently, we have agreed to provide a reserve consisting of $70 million of cash and preliminarily agreed to provide second priority liens on certain ships with a collective equity value of $700 million based on appraisals as of December 31, 2019, which could be increased or decreased based on certain conditions. If we do not meet an agreed upon minimum liquidity in the future, we may be required to pledge additional collateral and/or post cash reserves or take other actions that may reduce our liquidity. As a consequence, our financial position and liquidity could be materially impacted.

As a result of all of the foregoing, we expect a net loss on both a U.S. GAAP and adjusted basis for the year ending December 31, 2020. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. In March 2020, Moody’s downgraded the long-term issuer and senior unsecured debt ratings of NCLC to Ba2 from Ba1, including its corporate family rating and senior secured bank facility, and to B1 from Ba2 on its senior unsecured rating; and in July 2020, Moody’s placed our ratings on review for potential downgrade. In April 2020, S&P Global downgraded the issuer credit rating of NCLC to BB- from BB+ and, in May 2020, based on our recent debt offering, lowered the issuer-level rating on NCLC’s senior unsecured notes to B+ from BB- and placed our issuer rating on credit watch with negative implications. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

The extent of the effects of the outbreak on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration, spread, severity and any recurrence of the outbreak, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described in the “Risk Factors” described herein and included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We could need additional financing in the future, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.

We could need additional equity or debt financing to fund our operations in the future, especially if our suspension of cruise voyages is prolonged. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and investors’ and lenders’ assessments of our prospects and the prospects of the cruise industry in general, all of which may be impacted by the COVID-19 pandemic. If we raise additional funds through equity or debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There can be no assurance that our ability to otherwise access the credit or credit markets will not be adversely affected by changes in the financial markets and the global economy or that such financing will be available to us in sufficient amounts or on acceptable terms. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

Any further impairment of our tradenames or goodwill could adversely affect our financial condition and operating results.

We evaluate tradenames and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s tradename or goodwill. During the three months ended March 31, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4 —“Intangible Assets” for additional information. As of June 30, 2020, there was $98.1 million of goodwill for the Regent Seven Seas reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises tradenames during the three months ended March 31, 2020 in an aggregate amount of $317.0 million, with $500.5 million remaining as of June 30, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Any potential government disaster relief assistance, or other governmental assistance due to the impacts of COVID-19, could impose significant limitations on our corporate activities and may not be on terms favorable to us.

If any government agrees to provide disaster relief assistance, or other assistance due to the impacts of COVID-19, it may impose certain requirements on the recipients of the relief including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the relief is repaid or redeemed in full. We cannot assure you that any legislation to provide government disaster relief assistance, or other governmental assistance to us due to the impacts of COVID-19, will be approved and, even if approved, will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

The accounting for our exchangeable notes issued in July of 2020 may be different for NCLC than for NCLH.

We have a holding company structure, whereby NCLH owns 100% of the equity interests in NCLC. Both NCLH and NCLC prepare audited financial statements that they file with the SEC (NCLC on a voluntary basis). Because the shares ultimately issuable upon conversion of the exchangeable notes issued by NCLC are ordinary shares of NCLH, the accounting treatment of this conversion feature at each entity may be different.

Item 5. Other Information

Exchangeable Note Issuances

The Private Exchangeable Notes are exchangeable at the option of the holders of such notes, based on the maximum exchange rate of 90.9090 ordinary shares per $1,000 principal amount of Private Exchangeable Notes, into a maximum of 512,358 preference shares of NCLC, which will be immediately and automatically exchanged into a maximum of 46,577,947 ordinary shares of NCLH, based on the principal amount plus potential accreted interest. The maximum exchange rate reflects potential adjustments to the initial exchange rate of 82.6446 ordinary shares per $1,000 principal amount of Private Exchangeable Notes, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction.

The 2024 Exchangeable Notes are exchangeable at the option of the holders of such notes, based on the maximum exchange rate of 89.4454 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes, into a maximum of 862,500 preference shares of NCLC, which will be immediately and automatically exchanged into a maximum of 77,146,657 ordinary shares of NCLH. The maximum exchange rate reflects potential adjustments to the initial exchange rate of 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction.

The 2025 Exchangeable Notes are exchangeable at the option of the holders of such notes, based on the maximum exchange rate of 66.6666 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes, into a maximum of 450,000 preference shares of NCLC, which will be immediately and automatically exchanged into a maximum of 29,999,970 ordinary shares of NCLH. The maximum exchange rate reflects potential adjustments to the initial exchange rate of 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The maximum exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction.

Additional information regarding the issuance of shares pursuant to the foregoing exchangeable notes is described in the Current Reports on Form 8-K, including Item 3.02 thereof, filed with the SEC on May 11, 2020 (with respect to the Private Exchangeable Notes and the 2024 Exchangeable Notes), July 21, 2020 and July 31, 2020 (with respect to the 2025 Exchangeable Notes) and in Note 8 – “Long-Term Debt” of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

3.1*	Certificate of Designations, Preferences and Other Rights of Series A-1 Preference Shares of NCL Corporation Ltd.
3.2*	Certificate of Designations, Preferences and Other Rights of Series A-2 Preference Shares of NCL Corporation Ltd.
3.3*	Certificate of Designations, Preferences and Other Rights of Series A-3 Preference Shares of NCL Corporation Ltd.
4.1

Indenture, dated May 8, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

4.2

Indenture, dated May 14, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 15, 2020 (File No. 001-35784))

4.3

Indenture, dated May 28, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 28, 2020 (File No. 001-35784))
4.4

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.5

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

10.1*	Directors’ Compensation Policy (effective July 14, 2020)†
10.2*	Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020)†
10.3

Second Supplemental Agreement, dated April 20, 2020, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.4

Third Supplemental Agreement, dated April 20, 2020, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784)) #

10.5

Second Amendment Agreement, dated April 24, 2020, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank ABP, Filial I Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.6

Third Amendment Agreement, dated April 24, 2020, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank ABP, Filial I Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.7

First Supplemental Agreement, dated April 21, 2020, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.8

Second Supplemental Agreement, dated April 21, 2020, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 24, 2020 (File No. 001-35784))#

10.9

Amendment Agreement, dated as of April 28, 2020, among NCL Corporation Ltd., as borrower, Pride of America Ship Holding, LLC, as subsidiary guarantor, Nordea Bank Abp, New York Branch, as administrative agent, and the other parties thereto, which supplements the Credit Agreement, dated as of January 10, 2019 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.10

Incremental Assumption Agreement, dated as of April 30, 2020, among NCL Corporation Ltd., Norwegian Epic, Ltd. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, which supplements the Credit Agreement, dated as of March 5, 2020 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.11

Amendment Agreement, dated as of May 1, 2020, among NCL Corporation Ltd., as borrower, Norwegian Jewel Limited, as subsidiary guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of May 15, 2019 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.12

Fifth Amended and Restated Credit Agreement, dated May 8, 2020, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the joint book runners and arrangers and co-documentation agent named thereto (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))#

10.13

Investment Agreement, dated May 5, 2020, by and among Norwegian Cruise Line Holdings Ltd., NCL Corporation Ltd. and LC9 Skipper, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

10.14

Investor Rights Agreement, dated May 28, 2020, by and among Norwegian Cruise Line Holdings Ltd., NCL Corporation Ltd. and LC9 Skipper, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 28, 2020 (File No. 001-35784))

10.15

Supplemental Agreement, dated as of June 4, 2020, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KFW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784))#

10.16

Supplemental Agreement, dated as of June 4, 2020, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KFW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784))#

10.17

Supplemental Agreement, dated as of June 4, 2020, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784)) #

10.18

Supplemental Agreement, dated as of June 4, 2020, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784))#

10.19

Supplemental Agreement, dated as of June 4, 2020, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KFW Ipex-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti

S.P.A., as joint mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784))#

10.20

Supplemental Agreement, dated as of June 4, 2020, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which supplements the Loan Agreement, dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 10, 2020 (File No. 001-35784))#

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019;

(iii) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: August 10, 2020