Form 10-K
period 2020-12-31
NCL CORP Ltd.
filed 2021-02-26
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ⌧

Norwegian Cruise Line Holdings Ltd. owns all of the outstanding ordinary shares of the registrant. Accordingly, there is no market for the registrant’s ordinary shares.

At February 16, 2021, 31,164,004 ordinary shares were outstanding.

NCL Corporation Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this annual report to (i) the “Company,” “we,” “our,” “us” and “NCLC” refer to NCL Corporation Ltd. and/or its subsidiaries (ii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, and (iv) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. de R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

References to the “U.S.” are to the United States of America, and “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom, “British Pound Sterling” or “£” are to the official currency of the U.K. and “euros” or “€” are to the official currency of the Eurozone.

This annual report includes certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income. Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024.
●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Epic Credit Facility. The Credit Agreement, dated as of March 5, 2020 (as amended by the Incremental Assumption Agreement, dated as of April 30, 2020), among NCLC, Norwegian Epic, Ltd., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and certain other lenders party thereto, providing for a $675.0 million senior secured revolving credit facility.

●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Jewel Credit Facility. The Credit Agreement, dated as of May 15, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of May 1, 2020, and as further amended by Amendment No. 2 to the Credit Agreement dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as joint bookrunners and arrangers, and Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as co-documentation agents, providing for a $260.0 million senior secured credit facility.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Pride of America Credit Facility. The Credit Agreement, dated as of January 10, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of April 28, 2020, and as further amended by Amendment No. 2 to the Credit Agreement, dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Mizuho Bank, Ltd., MUFG Bank, Ltd., and Skandinaviska Enskilda Banken AB (Publ), as joint bookrunners, arrangers and co-documentation agents, providing for a $230.0 million senior secured credit facility.
●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Secondary Equity Offering(s). Secondary public offering(s) of NCLH’s ordinary shares in December 2018, March 2018, November 2017, August 2017, December 2015, August 2015, May 2015, March 2015, March 2014, December 2013 and August 2013.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of December 31, 2020.

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this annual report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this annual report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our voluntary suspension, our ability to weather the impacts of the novel coronavirus (“COVID-19”) pandemic, our expectations regarding the resumption of cruise voyages and the timing for such resumption of cruise voyages, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;

•our ability to comply with the U.S. Centers for Disease Control and Prevention (“CDC”) Framework for Conditional Sailing Order (the “Conditional Order”) and any additional or future regulatory restrictions on our operations and to otherwise develop enhanced health and safety protocols to adapt to the pandemic’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;

•coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;

•our ability to work with lenders and others or otherwise pursue options to defer, renegotiate or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;

•our future need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;

•our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

•the accuracy of any appraisals of our assets as a result of the impact of COVID-19 or otherwise;

•our success in reducing operating expenses and capital expenditures and the impact of any such reductions;

•our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;

•trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;

•the unavailability of ports of call;

•future increases in the price of, or major changes or reduction in, commercial airline services;

•adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

•adverse incidents involving cruise ships;

•adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

•any further impairment of our trademarks, trade names or goodwill;

•breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

•changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

•mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

•the risks and increased costs associated with operating internationally;

•fluctuations in foreign currency exchange rates;

•overcapacity in key markets or globally;

•our expansion into and investments in new markets;

•our inability to obtain adequate insurance coverage;

•pending or threatened litigation, investigations and enforcement actions;

•volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

•our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;

•our reliance on third parties to provide hotel management services for certain ships and certain other services;

•our inability to keep pace with developments in technology;

•changes involving the tax and environmental regulatory regimes in which we operate; and

•other factors set forth under “Risk Factors.”

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

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami in 1966, launching the modern cruise industry by offering weekly departures from Miami to the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed. In January 2013, NCLH completed its IPO and the ordinary shares of NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC (the “Corporate Reorganization”). At the same time, NCLH contributed $460.0 million to NCLC and the historical financial statements of NCLC became those of NCLH. The Corporate Reorganization was affected solely for the purpose of reorganizing our corporate structure. In November 2014, we completed the Acquisition of Prestige.

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

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2020, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to COVID-19, we have temporarily suspended global cruise voyages through May 31, 2021. We refer you to “—Impact of COVID-19” for further information.

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

We have nine ships on order across our portfolio of brands. For the Norwegian brand, Project Leonardo will introduce six additional ships with expected delivery dates from 2022 through 2027. For Regent Seven Seas Cruises, we have one Explorer Class Ship on order for delivery in 2023. For Oceania Cruises, we have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 83,000, which includes additional Berths we plan to add to our Project Leonardo ships, subject to certain conditions. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Impact of COVID-19

Beginning on March 13, 2020, NCLH suspended all cruise voyages in response to COVID-19. This suspension has been extended through May 31, 2021. The resumption of operations will be dependent, in part, on our ability to comply with various governmental regulations, the severity and duration of the COVID-19 pandemic, the lifting of various travel restrictions and travel bans issued by various countries and communities around the world, as well as port availability. We expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. Our selection of itineraries in the short-term will be predicated by port availability and the safety of the destinations we visit. We continue to work with our partners at ports as well as governmental agencies to address the impact that COVID-19 will have on future operations, including the ability to receive guests, potential capacity restrictions, and the need for physical distancing and other health guidelines that may be imposed on guests onboard the ship, in port facilities and while in the destinations we visit. Our goal is to provide a safe and healthy cruise vacation while at the same time keeping the guest experience as authentic as possible.

All three of our brands afford the ability to pre-sell tickets and onboard activities in advance with long lead times ahead of sailing; however, sales of cruises are subject to consumer discretionary spending levels and may be influenced by geopolitical events and economic conditions. As a result of COVID-19, there are severe negative impacts on consumer spending as well as our travel advisors’ operations and their ability to book cruises. While booking volumes since the emergence of the COVID-19 global pandemic have remained below historical levels, there continues to be demand for future cruise vacations, despite reduced marketing investments. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update Regarding COVID-19 Pandemic” for additional information.

Strategy for COVID-19

The Company has taken several actions in response to the impact on our business brought on by the COVID-19 pandemic.

Swift Execution of Financial Action Plan

Since March 2020, we launched a series of capital markets transactions to bolster our financial position during the voyage suspension period, which in aggregate raised approximately $5.6 billion. We have also taken several additional measures to improve our liquidity through deferring certain ship milestone payments, deferring certain debt amortization payments and extending certain maturities under our debt agreements, including under our agreements with export credit agencies (“ECAs”) and related governments. We have also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures as well as reductions in operating expenses, including ship operating expenses and selling, general and administrative expenses. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more detail regarding our COVID-19 financial action plan.

Addressed Significant Operational Challenges

In response to the COVID-19 pandemic, for the first time in the Company’s history, we implemented a voluntary suspension of global cruise voyages. All passengers were disembarked from the 28 ships in the Company’s fleet by March 28, 2020.

After our voluntary suspension of sailings, we successfully completed the safe repatriation of our shipboard team members to their home countries around the globe. We have repatriated shipboard team members to over 120 countries through a combination of chartered and commercial air flights as well as the use of certain of our ships. In anticipation of a resumption of sailings following the Conditional Order and the amount of time expected to recruit, train and transport crew, we had begun the process of re-staffing a limited number of our vessels. However, as a result of the resurgence of COVID-19 around the globe, the continued lack of port availability and permission to sail in the destinations we normally serve, along with other factors which make the timing of the resumption of cruise operations uncertain, a portion of those crew members will be repatriated in the near term.

Roadmap to Relaunch

We have developed a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by COVID-19. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to guide the industry in the development of new and enhanced cruise health and safety standards. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department of Health and Human Services, and consists of globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. On September 21, 2020, the expert panel published a report, which included 74 detailed best practices across five key areas of focus to protect the public health and safety of guests, crew and the communities where our cruise ships visit. The panel also submitted its recommendations to the CDC, in response to a CDC request for public comment to inform future public health guidance and preventative measures relating to travel on cruise ships. The panel’s recommendations are informing new detailed health and safety protocols for our return-to-service plan. The Company continues to work with its expert advisors, the Healthy Sail Panel, and global public health authorities and government agencies to refine its comprehensive and multi-layered health and safety strategy to enhance its already rigorous health and safety standards in response to COVID-19.

On October 30, 2020, the CDC issued a Conditional Order that introduced a phased approach for the resumption of passenger cruises. These phases include: a) the establishment of laboratory testing of crew onboard cruise ships in U.S. waters; b) simulated voyages designed to test a cruise ship operator’s ability to mitigate COVID-19 on cruise ships; c) a certification process; and d) a return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission or spread among passenger and crew onboard ships and ashore to communities. The Conditional Order replaced the CDC’s No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director’s rescission or modification of the Conditional Order based on specific public health or other considerations, or c) November 1, 2021. Additionally, pursuant to the Conditional Order, the CDC may issue additional requirements through technical instructions or orders as needed and the phases described above may be subject to change based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. Significant uncertainties remain regarding specific requirements of the Conditional Order including pending technical instructions from the CDC. We continue to work through the requirements of the Conditional Order and work with the CDC and other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited once operations resume. We have begun the planning process to implement some of these recommendations, including purchasing related equipment and supplies.

We expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for returning our ships to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, including further resurgences and new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with the Conditional Order, port availability, travel restrictions, bans and advisories and our ability to re-staff our ships and implement new enhanced health and safety protocols.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation

Norwegian
Project Leonardo 1 (2)	2022	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Encore	2019	Alaska, Caribbean, Central America
Norwegian Bliss	2018	Alaska, The Bahamas, Bermuda, Caribbean, Mexico-Pacific
Norwegian Joy	2017	Alaska, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific
Norwegian Escape	2015	Bermuda, Canada & New England, Caribbean, Europe
Norwegian Getaway	2014	The Bahamas, Bermuda, Caribbean, Europe
Norwegian Breakaway	2013	Bermuda, Canada & New England, Caribbean, Europe
Norwegian Epic	2010	Caribbean, Europe
Norwegian Gem	2007	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe, Mexico-Pacific
Norwegian Jade	2006	Africa, Asia, Caribbean, Europe
Norwegian Pearl	2006	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Jewel	2005	Alaska, Australia & New Zealand, Central America, Hawaii, Mexico-Pacific, South Pacific
Pride of America	2005	Hawaii
Norwegian Dawn	2002	The Bahamas, Caribbean, Europe
Norwegian Star	2001	Antarctica, Europe, South America
Norwegian Sun	2001	Alaska, Asia, The Bahamas, Caribbean, Central America
Norwegian Sky	1999	The Bahamas, Caribbean
Norwegian Spirit	1998	Africa, Alaska, Asia, Australia & New Zealand, Europe, Hawaii
Oceania Cruises
Oceania Riviera	2012	Caribbean, Europe
Oceania Marina	2011	Central America, Europe, South America
Oceania Nautica	2000	Africa, Asia, Europe
Oceania Sirena	1999	Africa, Asia, Caribbean, Europe
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, South Pacific
Oceania Insignia	1998	Africa, Alaska, Asia, Bermuda, Canada & New England, Caribbean, Europe, Hawaii, Mexico-Pacific, South America, South Pacific
Regent
Seven Seas Splendor	2020	Caribbean, Central America, Europe
Seven Seas Explorer	2016	Alaska, Asia, Australia & New Zealand, Caribbean, Europe
Seven Seas Voyager	2003	Africa, Asia, Australia & New Zealand, Europe, South America
Seven Seas Mariner	2001	Alaska, Asia, Australia & New Zealand, Caribbean, Europe, South America
Seven Seas Navigator	1999	Australia & New Zealand, Canada & New England, Caribbean, Central America, Europe, Hawaii, South America, South Pacific
(1)	The table above does not include the additional eight ships on order.
(2)	The first of the Project Leonardo ships, which is expected to be delivered in the summer of 2022.

Our Mission, Competitive Strengths & Business Strategies

Our core mission is to provide exceptional vacation experiences delivered by passionate team members committed to world-class hospitality and innovation. We believe that the following business strengths support our overall strategy to deliver on our mission. While the COVID-19 pandemic has impacted our competitive strengths, our core mission remains intact.

Enhanced Product Offering and Guest Experience

Our portfolio of ships is comprised of a young and enhanced 28-vessel fleet. We have invested in revitalizations to our ships, which provides an enhanced product offering that we believe delivers higher guest satisfaction and, in turn, higher pricing.

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes air transportation, shore excursions, pre-cruise hotel stays (for concierge level and above), specialty restaurants, premium spirits and fine wines, gratuities, Wi-Fi and other amenities. Historically, we have continually looked for ways to enhance our already strong product offering and onboard guest experience across our three brands and in the destinations we visit. We have done so through ship refurbishments, enhancements to dining and entertainment offerings, expansion of immersive shore excursion offerings and more. In the current environment, we are focused on enhancing health and safety practices for our guests.

The Norwegian, Oceania Cruises and Regent brands all offer a high level of onboard service. We collaborate amongst the brands to provide an enhanced guest experience. Norwegian offers guests the freedom and flexibility to design their ideal cruise vacation on their schedule with no set dining times, a variety of entertainment options and no formal dress codes. Oceania Cruises and Regent are known for their quality of service, including some of the highest crew-to-guest ratios in the industry and a staff trained to deliver personalized and attentive service. Upon our return to service, social distancing or other guidelines may impact the guest experience.

Rich Stateroom Mix

The Norwegian, Oceania Cruises and Regent fleets offer an attractive mix of staterooms, suites and villas. Norwegian’s suites range from two-bedroom family suites to penthouses and owner suites, as well as three-bedroom Garden Villas measuring up to 6,694 square feet. In addition, 11 of Norwegian’s ships offer The Haven, a key-card access enclave on the upper decks with luxurious suite accommodations, exclusive amenities, and 24/7 butler and concierge service. The Haven suites surround a private courtyard with pool, hot tubs, sundeck, fitness center and steam rooms. On board Norwegian Epic, the Breakaway Class Ships and the Breakaway Plus Class Ships, The Haven also includes a private lounge and fine dining restaurant. Norwegian’s accommodations also include the groundbreaking Studio staterooms designed for solo travelers centered around the Studio Lounge, a private lounge area solely for Studio guests, as well as ocean views, balconies and connecting accommodations to meet the needs of all types of cruisers.

The spacious and elegant accommodations on Oceania Cruises’ six award-winning ships, the 684-Berth Regatta, Insignia, Sirena and Nautica, and the 1,250-Berth Marina and Riviera, range from 143-square foot inside staterooms to opulent 2,030-square foot owner suites. The Regent fleet is comprised of five ships. Seven Seas Voyager, Seven Seas Mariner, Seven Seas Explorer and Seven Seas Splendor feature all-suite, all-balcony accommodations, and a majority of the accommodations on Seven Seas Navigator include balconies. The two newest ships in the Regent fleet, Seven Seas Splendor and Seven Seas Explorer, also feature the Regent Suite, a 4,443 square-foot luxurious suite accommodation that includes an in-suite spa retreat, a 1,300 square-foot wraparound veranda, and a glass-enclosed solarium sitting area.

Itinerary Optimization & Premium Itinerary Mix

We manage our ships’ deployments to promote a better breadth of itineraries, sell cruises further in advance and maximize profitability. We offer a diverse selection of premium itineraries which we continually look to enhance. Our fleet has a worldwide deployment, offering voyages ranging from three days to a 180-day around-the-world cruise. Our vessels call on ports in Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the Panama Canal and the Caribbean. Our destination management team reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of diversifying our deployment and creating product scarcity which, in turn, leads to higher pricing.

We are also focused on destination development and have created two private destinations to enhance the shore experience for our guests. We were the first cruise line to develop a private island, Great Stirrup Cay in the Bahamas. This private destination is the Company’s 270-acre private island featuring over 1,500 feet of accessible beachfront with white sand beaches; over 50 cabana and villa options; an array of shore excursions including a new over water zipline experience that extends nearly 3,000 feet in length; and on-island food and beverage offerings. In 2019, we launched Silver Cove, the latest enhancement designed to elevate the guest experience. This new exclusive oceanfront lagoon area includes private beachfront villas, a Mandara Spa with beachfront treatments as well as the exclusive Moët & Chandon Bar and upscale Silver Cove Restaurant and Bar. The 38 luxury air-conditioned villas range from studios to larger one-and-two-bedroom villas, all of which include private bathroom, daybed, club chairs, televisions with on-demand entertainment, outdoor patio and lounge seating, retractable glass walls providing unobstructed views and access to the private beachfront lagoon. In 2016, we introduced Harvest Caye, the Company’s private resort-style destination in Southern Belize. The 75-acre destination features Belize’s only cruise ship pier, an expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Disciplined Fleet Expansion

For the Norwegian brand, Project Leonardo will introduce six additional ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,300 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2027, subject to certain conditions.

Go-to-Market and Bundling Strategy

Our revenue management function performs extensive analyses in order to determine booking history and uses trends by sailing, stateroom category, travel partner, market segment, itinerary and distribution channel in order to optimize cruise ticket revenue. The Norwegian brand offers guests the choice of a more inclusive, value-add product offering on certain sailings and in certain stateroom selections by allowing guests to choose from multiple amenities. Our market-to-fill strategy maintains pricing integrity by offering both the best price early in the booking cycle and value-added promotions when necessary to reduce the need to compromise on price. This marketing strategy assists in maximizing the revenue potential from each customer contact generated. We believe these strategies and other initiatives executed by our distribution channels will drive sustainable growth in the number of guests carried and in revenues achieved.

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

Casino Player Strategy

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

Strengthening Our Global Footprint

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

Cost Containment Initiatives

We have a flat organizational structure which results in efficient operations with better and faster sharing of best practices. We continue to leverage the combined purchasing power of our three brands to further reduce costs throughout the organization. This initiative is bolstered by our Supply Chain and Logistics Management function which supports our three brands as well as our corporate and international offices.

Our new ships are designed to enhance energy efficiency and we have several initiatives in place to improve efficiency on our existing fleet including LED lighting upgrades, waste heat recovery, new hull coatings and itinerary optimization.

We also continue to enhance and expand our use of digital marketing and social media to drive further cost efficiencies.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information on our current cash conservation measures.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we continually look for ways to deepen and expand our sales channels.

We have strategic relationships with travel advisors and tour operators who commit to purchasing a certain level of inventory with long lead times. The retail/travel advisor channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of independent travel advisors worldwide. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives to enhance and facilitate the ability of travel advisors to market and sell our products. We have sales teams who work closely with our travel advisor partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education creates a deeper understanding of all our product offerings. In 2020, we continued to support our travel advisors by protecting earned commissions on original, fully paid bookings that were canceled due to suspended voyages as a result of COVID-19.

We have invested in our brands by enhancing websites, mobile applications and passenger services departments including our personal cruise consultants, who offer personalized service throughout the process of designing cruise vacations for our guests. We have also enhanced our capabilities to enable guests to customize their vacation experience with certain onboard product offerings. When sailing resumes, we will utilize our onboard cruise sales channel where guests can book their next cruise or purchase cruise certificates to apply to their next cruise while vacationing on our ships.

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

Marketing Strategy

We significantly reduced our marketing activities in 2020 due to the suspension of cruise voyages as a result of the COVID-19 pandemic. When timing is determined for relaunch, we expect a disciplined increase in sales and marketing activities to further drive demand. Additionally, we will continue a deliberate approach on marketing and sales outreach to guests with future cruise credits, as a result of suspended sailings, to encourage redemption of cruise credits towards future sailings.

Building customer loyalty among our past guests is an important element of our marketing strategy. Past guests create a cost-effective means of attracting business, particularly to our new ships and itineraries as they are familiar with our brands, products and services and often return to cruise with us. We will continue to optimize our customer databases and targeting capabilities to further enhance our communications with our past guests who receive e-mail, direct mail and brochures with informative destination and product information and promotional amenities. Our marketing mix includes a balance of initiatives that both allow us to build our brand awareness to attract new-to-brand customers, while also focusing on more targeted marketing communications aimed at retaining our current guest base. Continued investments in our websites will be key not only to driving interest and bookings, but also to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home post cruise to engage them in booking their next cruise vacation.

Our marketing teams work to enhance brand awareness and consideration of our products and services among consumers and travel partners with the ultimate goal of driving sales. We utilize a multi-channel strategy that may include a combination of print, television, radio, website/e-commerce, direct mail, social media, mobile and e-mail campaigns, partnerships, customer loyalty initiatives, market research, consumer events and business-to-business events. We continue to enhance and expand our use of digital marketing and social media to drive cost efficiencies.

Travel advisors are crucial to our marketing and distribution efforts. We provide robust marketing support and enhanced tools for our travel advisor partners through a variety of programs. Our travel partners can benefit from our online travel partner education programs that include a wide variety of courses about our ships, itineraries and other best-selling practices. Advisors can also easily customize a multitude of consumer marketing materials for their use in promoting our products through our online platforms.

Guest feedback is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate guest feedback studies among both travel partners and consumers to assess the impact of various programs and/or to solicit information that helps shape future direction.

Our Commitment to Sustainability

The continued success of our business is linked to our ability to operate and grow sustainably. We are committed to driving a positive impact on society and the environment through our Sail & Sustain global sustainability program. Our mission is to continually improve our sustainability culture through fresh innovation, progressive education and open collaboration. We are committed to maintaining our culture of diversity, equality and inclusion in the workplace. We also drive social impact through our philanthropy initiatives, partnerships and community engagement program in our local communities and at the destinations we visit. For additional information regarding our sustainability and stewardship initiatives, please visit our website at www.nclhltd.com.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure and hospitality-related industries. Mr. Frank Del Rio is our President and Chief Executive Officer. Mr. Del Rio is an over 25-year cruise industry veteran who founded Oceania Cruises in 2002. Under his leadership, Oceania Cruises grew from a fledgling start-up to a dominant player in the upscale cruise market. He further led Oceania Cruises’ acquisition of Regent Seven Seas Cruises. After NCLH acquired Prestige, Mr. Del Rio led the combined company to many milestones including expanding its fleet with the newest and most innovative ships at sea, introducing the Company’s latest private destination, Harvest Caye in Belize, and significantly strengthening its global footprint.

Mr. Mark A. Kempa, our Executive Vice President and Chief Financial Officer, has been with the Company for over twenty years holding several positions of increasing responsibility in Norwegian’s finance organization, playing an instrumental role in several of the Company’s key milestones, including its successful IPO and the Acquisition of Prestige.

Mr. T. Robin Lindsay, our Executive Vice President, Vessel Operations, is responsible for Marine & Technical Operations, Hotel Operations, Entertainment, Product Development, Out Islands and Newbuild and Ship Refurbishment for all three of the Company's brands. Mr. Lindsay has been with the Company for nearly two decades dating back to 2003, when he joined Oceania Cruises as Senior Vice President, Hotel Operations.

See “Information about our Executive Officers” below for more information on our highly experienced management team.

Passenger Ticket Revenue

We offer our guests a wide variety of cruise fare options when booking a cruise. Our cruise ticket prices generally include cruise fare and a wide variety of onboard activities and amenities, meals, entertainment and port fees and taxes. In some instances, cruise ticket prices include round-trip airfare to and from the port of embarkation, complimentary beverages, unlimited shore excursions, free internet, valet laundry services, pre-cruise hotel packages, and on some of the exotic itineraries pre or post land packages. Prices vary depending on the particular cruise itinerary, stateroom category selected and the time of year that the voyage takes place.

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverage, shore excursions, gift shop purchases, spa services, photo services, Wi-Fi services and other similar items. Food and beverage, casino operations, photo services and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and internet services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include cruise accommodations, meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices may include air transportation and certain other amenities. Regent’s ticket prices typically include air transportation, unlimited shore excursions, a pre-cruise hotel night stay (for concierge level and above), premium wines and top shelf liquors, specialty restaurants, Wi-Fi, valet laundry and gratuities.

Seasonality

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the last nine months of 2020 due to the COVID-19 pandemic and such suspension has been extended through May 31, 2021.

Competition

Our primary competition includes operators such as Carnival and Royal Caribbean as well as other cruise lines such as MSC Cruises, Crystal Cruises, Viking Ocean Cruises and Virgin Voyages. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

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

Crew and Staff

Best-in-class guest service levels are paramount in the markets in which we operate, where travelers have discerning tastes and high expectations for quality service. We have dedicated resources to ensure that our service offerings on all of our ships meet the demands of our guests. Among other initiatives, we have implemented rigorous onboard training programs, with a focus on career development. We believe that our dedication to anticipating and meeting our guests’ every need differentiates our operations and fosters close relationships between our guests and crew, helping to build customer loyalty.

We place the utmost importance on the safety of our guests, crew and the communities we visit. We operate all our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard. Prior to our return to service, our crew members will be trained on our new health and safety protocols.

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

Refer to “—Strategy for COVID-19” for an update on crew manning.

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

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

●	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;
●	War risk insurance, including terrorist risk insurance. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven-day period, submit new terms; and
●	Insurance for our shoreside property, cybersecurity, directors and officers, general liability risks and other insurance coverages.

Our insurance coverage, including those noted above, is subject to certain limitations, exclusions and deductible levels.

Trademarks and Trade Names

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

We also claim common law rights in trademarks and trade names used in conjunction with our ships, incentive programs, customer loyalty program and specialty services rendered onboard our ships for each of our brands. Our material intellectual property, including trade names, as of May 14, 2020 has been pledged as collateral for the 2024 Senior Secured Notes issued by NCLC.

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

Regulatory Matters

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

Economic Substance Requirements

NCLH and NCLC are exempted companies formed under the laws of Bermuda and some of their subsidiaries have been formed in Bermuda, Guernsey, Isle of Man, British Virgin Islands, Cayman Islands or the Bahamas. In June 2018, the European Union issued a scoping paper which set out economic substance requirements that targeted international financial centers, including the jurisdictions listed above, were required to adopt before 2019 with regard to relevant entities based in those jurisdictions. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate substantial economic substance in that jurisdiction. In general terms, substantial economic substance means: (i) the entity is actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity are performed in the jurisdiction; (iii) there are adequate employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are 'relevant activities' for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We may be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot establish compliance with these requirements, we may be liable for penalties and fines in the applicable jurisdictions and/or required to re-domicile such entities to different jurisdictions.

Environmental Protection

Our ships are subject to various international, national, state and local laws and regulations relating to environmental protection, including those that govern air emissions, waste discharge, wastewater management and disposal, and use and disposal of hazardous substances such as chemicals, solvents and paints. Under such laws and regulations, we are prohibited from discharging certain materials, such as petrochemicals and plastics, into waterways, and we must adhere to various water and air quality-related requirements.

With regard to air quality requirements, the IMO convention entitled Prevention of Pollution from Ships (“MARPOL”) set a global limit on fuel sulfur content of 0.5%. Various compliance methods, such as the use of alternative fuels, or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized.

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

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be prohibited unless they comply with Resolution MEPC 227(64) adopted by the Marine Environmental Protection Committee (“MEPC”) of the IMO. Stricter discharge restrictions went into effect for new passenger ships in 2019, and for existing passenger ships starting in 2021.

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

The European Union (“E.U.”) has also adopted a substantial and diverse range of environmental measures aimed at maintaining or improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the E.U. has adopted directives on environmental liability and enforcement as well as a recommendation providing for minimum criteria for environmental inspections.

With regard to air emissions from seagoing ships, the E.U. requires the use of low sulfur (less than 0.1%) marine gas oil in E.U. ports. As of January 1, 2020, all non-ECA waters have a 0.5% fuel sulfur limit.

In addition to the existing legal requirements, we are committed to helping to preserve the environment, because a clean, unspoiled environment is a key element that attracts guests to our ships. Furthermore, NCL (Bahamas) Ltd. and NCL America LLC are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. Currently we operate under an Environmental Management System that is incorporated into the Company’s SMS and promote environmental awareness among our stakeholders both through our corporate global sustainability program, Sail & Sustain, and our annual Stewardship Report.

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

Passenger and Crew Well-Being

In the U.S., we must meet the U.S. Public Health Service’s requirements, which include vessel ratings by inspectors from the Vessel Sanitation Program of the CDC and the FDA. We rate at the top of the range of CDC and FDA scores achieved by the major cruise lines. In addition, the cruise industry and the U.S. Public Health Service have agreed on regulations for food, water and hygiene, aimed at proactively protecting the health of travelers and preventing illness transmission to U.S. ports.

We refer you to “—Strategy for COVID-19—Roadmap to Relaunch” for further information.

Security and Safety

The IMO has adopted safety standards as part of the SOLAS convention, which apply to all our ships. SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure the safety and security of our guests and crew. All our crew undergo regular security and safety training exercises that meet all international and national maritime regulations.

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

Amendments to SOLAS required that ships constructed in accordance with pre-1974 SOLAS requirements install automatic sprinkler systems. IMO adopted an amendment to SOLAS which requires partial bulkheads on stateroom balconies to be of non-combustible construction. The SOLAS regulation implemented Long-Range Identification and Tracking. All our ships are in compliance with the requirements of SOLAS as amended and/or as applicable to the keel-laying date.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2020, we have in place approximately £39.3 million of security guarantees for our brands as well as a consumer protection policy covering up to £48.3 million. The Company has provided approximately $30.5 million in cash to secure all the financial security guarantees required.

Compliance with these regulations has had an impact on our financial condition. From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

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

For the taxable years ended December 31, 2020, 2019 and 2018, NCLC was classified as a disregarded entity for U.S. federal income tax purposes. An entity that is treated as a disregarded entity for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability, as its activities are deemed to be that of its shareholder, NCLH. Therefore, NCLH is required to report NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability.

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares were primarily and regularly traded on the New York Stock Exchange (“NYSE”). The NYSE is considered to be an established securities market in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

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

For 2020, 2019 and 2018, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

Human Capital

At NCLH, our culture is defined by our corporate values of flawless execution, dedication to family and community, spirit of entrepreneurship, financial excellence and environmental stewardship. These values were internally developed and are authentic to our Company as they define success in our culture and establish the foundation upon which it is built. We believe our culture and commitment to our team members attract and retain top talent, while simultaneously providing robust career development opportunities that ultimately results in significant value to our Company and its shareholders.

Demographics

As of December 31, 2020, we employed approximately 3,300 full-time employees worldwide in our shoreside operations and approximately 31,000 shipboard employees. Regent and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors—Our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Diversity, Equity and Inclusion

Our Company is committed to fostering an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to generate and execute on innovative ideas. Our commitment to diversity and inclusion is demonstrated by our Board of Directors, which is 30% female and 50% diverse. Our commitment to seeking female and minority candidates as well as candidates with diverse backgrounds is formalized in our Corporate Governance Guidelines.

Our Company operates globally, with team members representing more than 120 countries. To foster a diverse and inclusive culture, we seek to leverage the talents of all team members, commit to equal employment opportunity (“EEO”) as detailed in our Company’s EEO policy, and deliver unconscious bias, microaggressions and diversity and inclusion training. We have long-term partnerships with the National Diversity Council, sponsoring the Florida Diversity Council and its South Florida local chapter. We also partner with the prestigious International Women’s Forum Fellows Program.

As of December 31, 2020, the composition of our workforce was as follows:

Gender diversity (1)	Male %	Female %
All shoreside team members	41%	59%
Shoreside Managers/above	51%	49%
All shipboard team members	77%	23%
3-stripe/above (equivalent to Manager level)	85%	15%

Ethnic diversity (2)	Non-URMs %	URMs %
All shoreside team members in the U.S. who have self-identified	36%	64%
Shoreside Managers/above in the U.S. who have self-identified	53%	47%
(1)	While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
(2)	Under-represented minority (“URM”) is used to describe diverse populations, including Native American, Asian, Black, Hispanic/Latino and Native Hawaiian team members in the U.S. We do not generally track ethnicity/race for our shipboard team members as the majority are URMs from a U.S. perspective.

Compensation and Benefits

Critical to our success is identifying, recruiting, retaining top talent and incentivizing existing and future team members. We attract and retain talented team members by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy for our shoreside team is based on rewarding each team member’s individual contributions. We use a combination of fixed and variable pay components including base salary, bonus, equity, commissions and merit increases. We maintain a long-term incentive plan for our manager-level team members and above that allows us to provide share-based compensation to enhance our pay-for-performance culture and to support our attraction, retention and motivational goals. Our compensation programs for our shipboard team are similarly competitive and for the majority of this team, negotiated with various unions and documented in collective bargaining agreements.

The success of our Company is connected to the well-being of our team members, such that we offer a competitive benefits package including physical, financial and emotional well-being benefits. We offer our full-time U.S. shoreside team members a choice of Company-subsidized medical and dental programs to meet their needs and those of their families. In addition, we offer health savings and flexible spending accounts, vision cover, paid time off, employee assistance programs, short term disability and voluntary long-term disability insurance, term life and business travel insurance. Additionally, we offer a 401(k) retirement savings plan, education assistance including tuition reimbursement and student loan repayment. Our benefits vary by location and are designed to meet or exceed local requirements and to be competitive in the marketplace.

In response to the COVID-19 pandemic, we repatriated our non-essential crew members and transitioned our shoreside team to a remote work environment, which currently remains in place. Our crew repatriation was carried out as quickly as possible given constraints presented by travel restrictions, regulatory requirements and other challenges. We utilized air charters and commercial flights as well as certain of our own vessels to transport crew home. During this time, our crew were compensated according to their respective Collective Bargaining Agreements and were provided WiFi, medical care, accommodations and a daily onboard stipend when in stand down status after the conclusion of their contract. They had continual access to medical professionals to support their physical and mental well-being. The Company also funded housing expenses if quarantine was required upon arrival. While crew members are at home the Company maintains regular contact and provides business updates on our Company as well as the state of the industry to keep them informed.

Due to the global suspension of our cruise voyages since March 13, 2020, we took certain actions to preserve liquidity. We reduced our salary and benefit expense to a level more commensurate with our operations by reducing salaries and hours worked by 20% across the board during 2020, furloughing certain shoreside team members and generally not backfilling vacated positions. The furlough program was chosen over a reduction in force as it facilitated retention of our valued team members while we await a return to sailing. Consistent with our family-centric culture, we continued the employer subsidy for medical cover for our furloughed team members, and in addition, funded the team member’s portion for our furloughed team and their dependents. We also participated in short time compensation programs in Florida and Arizona to support our team members on 20% reduced hours to receive benefits from their state unemployment offices. Our shoreside offices monitor and follow government legislation and guidance and are prepared to return to our office environments when it is deemed safe to do so. For the protection of our shipboard team members, guests, and communities we visit, our Healthy Sail Panel has developed a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by the COVID-19 pandemic.

Training and Development

The opportunity to grow and develop skills and experience, regardless of job role, division or geographic location is critical to the success of the Company as a global organization. We actively foster a culture of learning and offer a variety of developmental courses for our team members. We provide a mentorship program where even our most senior leaders actively participate. Succession planning is part of our culture. We have a year-round focus on providing team members with opportunities to develop their leadership skills and add to our bench of talent through various training initiatives. Succession planning and talent review programs allow us to continuously calibrate and evaluate high potential talent, offering talent rotations and investing in development for long-term success.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

We have a history of strong retention rates across our shoreside and shipboard teams which we attribute to our culture that allows our team members to thrive and achieve their career goals. Our voluntary retention rate throughout 2020 remained at historical levels despite the impact that the COVID-19 pandemic has had on our Company and industry. We implemented a Standby Pay program in 2020 to retain our key shipboard officers who are off their normal contract rotation, which will facilitate our return to service with our experienced team.

Exceptional team members are recognized by a robust annual Award of Excellence recognition program which acknowledges and rewards individual team members and teams for their demonstration of Company values. We recently developed the Kloster Visionary Award which honors the Company’s founder, Knut Kloster, by recognizing a team member whose spirit of innovation follows in the footsteps of this visionary. Through the shipboard Vacation Hero Awards program, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. This award program is designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude and leadership.

Ports and Facilities

We own a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on certain itineraries. We also operate a cruise destination in Belize, Harvest Caye, which we introduced in November 2016. We have developed, in conjunction with PortMiami, a new terminal, which will be our primary facility at the port. In addition, we have entered into various agreements relating to port or berthing rights for our ships, which include the following:

●	an agreement with the Government of Bermuda whereby we are permitted weekly calls in Bermuda through 2028 from Boston and New York.
●	contracts for the Port of New Orleans, PortMiami, Port Canaveral, Manhattan Cruise Terminal, A.J. Juneau Dock, Ogden Point Cruise Ship Terminal in Victoria, BC, Port of Southampton, Puerto Costa Maya, Port of Roatan, Puerto Plata, and various Hawaiian ports pursuant to which we receive preferential Berths to the exclusion of other vessels for certain specified days of the week at the terminals.
●	a concession permit with the U.S. National Park Service whereby our ships are permitted to call on Glacier Bay during each summer cruise season through September 30, 2029.
●	an agreement with the British Virgin Islands Port Authority granting priority berthing rights for a 15-year term through April 2032 with options to extend the agreement for two additional five-year terms.
●	an agreement with the West Indian Company Limited granting priority berthing rights in St. Thomas for a 10-year term through September 2026 with an option to extend the agreement for an additional five years.
●	an agreement with the Port of Seattle for a 15-year lease through October 2030 with an option to extend the agreement for an additional five years.
●	an agreement with the Huna Totem Corporation that includes preferential berthing rights, for which a second pier in Icy Strait Point, Alaska has been developed.

●	a 30-year preferential berthing agreement with Ward Cove Dock Group, LLC, who has constructed a new double ship pier in Ward Cove, Ketchikan, Alaska. The pier has been built to simultaneously accommodate two of Norwegian Cruise Line’s 4,000 passenger Breakaway Plus Class Ships.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at http://www.sec.gov.

We also maintain an Internet site at http://www.nclhltdinvestor.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives. References to our website throughout this annual report and the information contained therein or connected thereto are provided for convenience only and the content thereof is not incorporated into, and does not constitute a part of, this annual report on Form 10-K.

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 16, 2021.

Name	Age	Position
Frank J. Del Rio	66	Director, President and Chief Executive Officer
Mark A. Kempa	49	Executive Vice President and Chief Financial Officer
Robert Binder	56	Vice Chairman Oceania Cruises and Regent, President and Chief Executive Officer, Oceania Cruises brand
Jason M. Montague	47	President and Chief Executive Officer, Regent brand
Harry Sommer	53	President and Chief Executive Officer, Norwegian brand
Daniel S. Farkas	52	Executive Vice President, General Counsel and Assistant Secretary
T. Robin Lindsay	63	Executive Vice President, Vessel Operations
Faye L. Ashby	49	Senior Vice President and Chief Accounting Officer

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

Mark A. Kempa has served as Executive Vice President and Chief Financial Officer since August 2018. Prior to that, he served as Interim Chief Financial Officer from March 2018 to August 2018 and as NCLH’s Senior Vice President, Finance, from November 2014 to August 2018. From September 2008 to November 2014, he served as Vice President, Corporate and Capital Planning, and was an instrumental figure in the completion of NCLH’s IPO in 2013 and the Acquisition of Prestige in 2014. From January 2007 to August 2008, he served as Director, Corporate and Capital Planning. From January 2003 to December 2006, he served as Director, Newbuild Cost and Control. In this role, he spent almost three years representing the financial interests of the Company’s expansive newbuild program while positioned overseas in Germany. From May 1998 to December 2002, he served in various roles in accounting and internal audit. Prior to joining the Company, Mr. Kempa served as the Assistant Controller for International Voyager Media, a travel portfolio company. Mr. Kempa holds a Bachelor’s degree in Accounting from Barry University.

Robert J. Binder has served as President and Chief Executive Officer of the Oceania Cruises brand since September 2016 and as Vice Chairman, Oceania Cruises and Regent since May 2015. He served as President of International Operations from February 2015 until May 2015. Prior to the Acquisition of Prestige in November 2014, Mr. Binder served as the Vice Chairman of Prestige since May 2011 and as President of Prestige since January 2008, where he oversaw the global expansion of the Prestige brands and was responsible for sales, marketing and branding efforts internationally. Mr. Binder is co-founder of Oceania Cruises and previously served as President of Oceania Cruises. Before launching Oceania Cruises, Mr. Binder was the President of Meadowoods Consulting, which provided consulting services to the financial and travel services industries. From 1992 to 2001, he held several executive positions in the cruise industry. Mr. Binder also held senior management positions at JP Morgan Chase, where he was a Strategic Planning Officer, and at Renaissance Cruises, where he was Vice President of Sales. Mr. Binder earned master’s degrees in both Finance and Marketing from Cornell University and did his undergraduate studies at Purdue University.

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

Item 1A. Risk Factors

In addition to the other information contained in this annual report, you should carefully consider the following risk factors in evaluating our business. If any of the risks discussed or additional risks and uncertainties not currently known to us or that we currently deem to be immaterial actually occur, our business, financial condition and results of operations could be materially adversely affected. The COVID-19 pandemic has also had the effect of heightening many of the risks described below. The ordering of the risk factors below is not intended to reflect an indication of priority or likelihood. In connection with the forward-looking statements that appear in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Concerning Forward–Looking Statements.”

COVID-19 and Debt/Liquidity Related Risk Factors

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

The spread of COVID-19 and the developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through May 31, 2021. We are currently expecting a gradual phased relaunch of cruise voyages in the future, but due to the uncertainties surrounding the COVID-19 pandemic, the suspension may be extended again or could potentially be reinstated after we have begun sailing, and the total length of the suspension may be prolonged. In addition, we have been, and will continue to be, further negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call around the globe. On October 30, 2020, the CDC issued a Conditional Order that introduces a phased approach for the resumption of passenger cruises. We continue to work through the requirements of the Conditional Order, but as currently drafted, it is unclear whether we will be able to comply with the Conditional Order and the timing for our ability to resume cruises is therefore uncertain. Additionally, compliance with the Conditional Order may involve significant costs and could create significant uncertainties about our ability to continue to operate our cruise voyages once sailing resumes. We will continue to incur COVID-19 related costs as we implement additional health-related protocols on our ships, such as physical distancing measures, which may have a significant effect on our operations. In addition, the industry will be subject to enhanced health and safety requirements which may be costly and take a significant amount of time to implement across our fleet. There is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of COVID-19 onboard our ships and among our passengers and crew.

To date, the COVID-19 pandemic has resulted in significant costs and lost revenue as a result of the suspension of cruise voyages, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, costs to return our passengers to their home destinations and expenses to transport our crew to and from our ships and to assist some of our crew that have been unable to return home in an optimal time frame with food and housing.

We have actively worked to disembark our crew members who will not remain with our ships through the suspension and transport them safely to their home countries, but our ability to transport crew to and from our ships in the future is dependent on a number of factors, including the ability to transport crew members to and from their home countries due to the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members and travel generally. Such restrictions on crew travel could impact our ability to re-staff our ships once operations resume.

Between March 12, 2020 and April 30, 2020, three class action lawsuits were filed against us under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, alleging that we made false and misleading statements to the market and customers about COVID-19. In addition, in March 2020 the Florida Attorney General announced an investigation related to our marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We may be the subject of additional lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. The impacts of COVID-19 on the shipyards where our ships are under construction or will be constructed, have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with the Conditional Order, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are continuing uncertainties about when our full fleet will be back in service at historical occupancy levels even if we are able to relaunch cruise voyages. Moreover, even after we relaunch our cruise voyages, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-pandemic demand or pricing levels. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may continue to have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by enhanced health and safety protocols, including potential vaccination requirements, concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for cruise vacations will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer.

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

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements have and may continue to adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve would be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. As of December 31, 2020, we had a reserve of approximately $200 million with a credit card processor recognized in other long-term assets, and in January 2021, we provided additional cash collateral of $250 million. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of December 31, 2020, the exposure was approximately $780 million. The reserve shortfall of approximately $330 million, after taking into effect the January additional collateral provided, will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to find new credit card processors, pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity. As a consequence, our financial position and liquidity could be further materially impacted.

As a result of all of the foregoing, we will report a net loss for the three months ending March 31, 2021 and expect to report a net loss until we are able to resume voyages. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, the terms and conditions of our existing debt agreements and any agreements governing future indebtedness, our prospects and our credit ratings. Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B+, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to BB- and our senior unsecured rating to B. We anticipate that S&P Global will further downgrade our issuer credit rating to B and lower our senior unsecured rating to B- or CCC+. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current pandemic and continued spread of COVID-19 has caused a global recession, which could have a further adverse impact on our financial condition and operations, and this impact could exist for an extended period of time.

The extent of the effects of the pandemic on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration, spread, severity and any recurrence of the pandemic, the severity and transmission rates of new variants of COVID-19, the availability, distribution, and efficacy of vaccines and therapeutics for COVID-19, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described herein, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Additionally, epidemics, pandemics and viral outbreaks or other wide-ranging health scares in the future would likely also adversely affect our business, financial condition and results of operations.

As a result of the COVID-19 pandemic, we have paused our global fleet cruise operations, and if we are unable to recommence normal operations, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Senior Secured Credit Facility, we are required to maintain a loan to value ratio of no less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $50,000,000 at all times, a total net funded debt to total capitalization ratio of less than 0.70 to 1.00 at the end of each quarter and either free liquidity of no less than $100,000,000 or EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter. As a result of the COVID-19 pandemic, we have paused our global fleet cruise operations and if we are unable to re-commence normal operations, we may be out of compliance with some or all of the maintenance and financial covenants in certain of our debt facilities. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation. For example, on January 29, 2021, we entered into an amendment to the Senior Secured Credit Facility, which provides that, from the amendment effective date to and including December 31, 2022, the testing of the covenants under the Senior Secured Credit Facility will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200,000,000 in free liquidity, certified on a monthly basis. This amendment also made certain other changes to the Senior Secured Credit Facility, including tightening certain of the baskets applicable to our ability to incur additional indebtedness and make asset dispositions, investments and restricted payments.

Any covenant waiver or renegotiation of any of our debt facilities has led, and may in the future lead, to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain waivers or renegotiate these facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities or renegotiate such facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver under any one or more of these debt facilities or renegotiate such facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

With respect to each of these debt facilities, if we were unable to or did not obtain a waiver, renegotiate or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. If we were unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness, which includes a significant portion of our assets including our ships. Any such action would have an adverse impact on our business, financial condition and results of operations. As a result, the failure to obtain the covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

We anticipate that we will need additional financing in the future, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.

We anticipate that we will need additional equity and/or debt financing to fund our operations in the future, especially if our suspension of cruise voyages is prolonged. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and investors’ and lenders’ assessments of our prospects and the prospects of the cruise industry in general, all of which may be impacted by the COVID-19 pandemic. NCLH anticipates seeking shareholder approval to increase its authorized share capital at a future shareholder meeting so that it can raise additional equity capital. Such increase may not be approved. If we raise additional funds through equity or debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If and when holders of our exchangeable notes exchange their exchangeable notes for ordinary shares, NCLH’s shareholders will be significantly diluted. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded as a result of the impact on our business of the COVID-19 pandemic, could be further downgraded, which could have an impact on the availability or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability or cost of financing. There can be no assurance that our ability to access the credit or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

Our indebtedness, and the agreements governing our indebtedness, may limit our flexibility in operating our business and a substantial majority of our assets are collateral under our debt agreements.

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

In addition, the agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things: incur or guarantee additional debt or issue certain preference shares; pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of NCLH’s subsidiaries, including NCLC, to pay dividends or make distributions to NCLH; repurchase or redeem capital stock or subordinated indebtedness; make certain investments or acquisitions; transfer, sell or create liens on certain assets; and consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to other companies. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Any further impairment of our trade names or goodwill could adversely affect our financial condition and operating results.

We evaluate trade names and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. For example, we suspended our cruise voyages in March 2020 due to the COVID-19 pandemic, which substantially impacted our cash flows. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s trade name or goodwill. During the three months ended March 31, 2020, we recognized a goodwill impairment loss of $1.3 billion. See Note 4 —“Goodwill and Intangible Assets” for additional information. As of December 31, 2020, there was $98.1 million of goodwill for the Regent Seven Seas reporting unit after impairment. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises trade names during the year ended December 31, 2020 in an aggregate amount of $317.0 million, with $500.5 million remaining as of December 31, 2020. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

The impact of volatility and disruptions in the global credit and financial markets could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees.

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

Operational Related Risk Factors

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. The COVID-19 pandemic has substantially limited the number of ports that are able and willing to accommodate passenger cruise voyages and we cannot be sure how long these limitations will continue. In the past, regulatory changes have prohibited us from visiting ports in destinations like Cuba and we have temporarily changed certain itineraries in the Caribbean due to damage some ports sustained from hurricanes. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. For example, Dubrovnik, Venice and Barcelona have either implemented or considered implementing such limitations on cruise ships and passengers. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes or reduction in, commercial airline services could undermine our customer base or disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our ships and thereby increase our cruise operating expenses which would, in turn, have an adverse effect on our financial condition and results of operations. For example, many commercial airlines have reduced services due to the COVID-19 pandemic. COVID-19 related regulations have also prevented us from using commercial airline services to transport many of our crew members to and from our ships, which has resulted in increased costs to our Company.

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

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions such as hurricanes, floods and typhoons, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs and the frequency and severity of natural disasters may increase due to climate change. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. We have experienced accidents and other incidents involving our cruise ships in the past and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. The expanded use of social media has increased the speed that negative publicity spreads and makes it more difficult to mitigate reputational damage. Anything that damages our reputation (whether or not justified), including adverse publicity about passenger safety, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or increased expenditures.

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

The integrity and reliability of our information technology systems and networks are crucial to our business operations and disruptions to these systems or networks could impair our operations, have an adverse impact on our financial results and negatively affect our reputation and customer demand. In addition, certain networks are dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Among other things, actual or threatened natural disasters, information systems failures, computer viruses, denial-of-service attacks and other cyber-attacks may cause disruptions to our information technology, telecommunications and other networks. Our business continuity, disaster recovery, data restoration plans and data and information technology security may not prevent disruptions that could result in adverse effects on our operations and financial results. We carry limited business interruption insurance for certain shoreside operations, subject to limitations, exclusions and deductibles.

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We experience cyber-attacks of varying degrees on our systems and networks and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have in the past experienced and may in the future experience such attacks. Cyber-attacks can include to computer viruses, malware, worms, hackers and other malicious software programs or other attacks, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in October 2018, we discovered limited instances of unauthorized access to certain employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cyber-attacks or incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

We are also subject to laws in multiple jurisdictions relating to the privacy and protection of personal data. Noncompliance with these laws or the compromise of information systems used by us or our service providers resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our guests, prospective guests, employees or vendors could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and materially adversely affect our business. Additionally, any material failure by us or our service providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit cards as a form of payment. The regulatory framework for data privacy and protection is uncertain for the foreseeable future, and it is possible that legal and regulatory obligations may continue to increase and may be interpreted and applied in a manner that is inconsistent or possibly conflicting from one jurisdiction to another.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. Currently, the impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We have implemented safeguards and policies to prevent violations of various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business by our employees and agents. However, our existing safeguards and policies and any future improvements may prove to be less than effective, and our employees or agents may engage in conduct prohibited by our policies, but for which we nevertheless may be held responsible. If our employees or agents violate our policies, if we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions or if we fail to implement or maintain other adequate safeguards, we may be subject to regulatory sanctions or severe criminal or civil sanctions and penalties.

We have operations in and source passengers from the U.K. and member countries of the E.U. and NCLH and NCLC are tax residents of the U.K. The U.K. ceased to be a member state of the E.U. on January 31, 2020, commonly referred to as

“Brexit,” and the transition period provided for in the withdrawal agreement entered by the U.K. and the E.U. ended on December 31, 2020. In December 2020, the U.K. and the E.U. agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the U.K. passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the E.U., including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Although we have an international customer base, we could be adversely affected by greater currency and economic volatility in the U.K. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have an adverse effect on our business, results of operations, or financial condition.

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

We believe there remains significant opportunity to expand our passenger sourcing into major markets in the future, such as Europe and Australia, as well as into emerging markets and to expand our itineraries in new markets. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations.

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

The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. A claim against us is pending and additional claims may be brought against us in the future. If these suits are successful, they could result in substantial monetary damages against the Company. Lawsuits and investigations stemming from COVID-19 have also been brought against us, and we may be subject to additional lawsuits and investigations related to COVID-19 in the future. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

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

The impacts of and uncertainty related to the COVID-19 pandemic may make it more difficult to retain crew members to re-staff our fleet once we resume operations and to recruit new employees generally.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at reducing the threat of invasive species in ballast water, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements and further restricting emissions, including those of green-house gases, and improving sewage and greywater-handling capabilities. Compliance with such laws and regulations may entail significant expenses for ship modification and changes in operating procedures, including limitations on our ability to operate in certain locations, which could adversely impact our operations as well as our competitors’ operations.

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

Our ability to comply with economic substance requirements in certain jurisdictions and increased costs and efforts associated with our efforts to comply may have a negative impact on our operations.

Our Company and certain of its subsidiaries may be subject to economic substance requirements in their jurisdictions of formation, including Bermuda, Guernsey, Isle of Man, British Virgin Islands, Cayman Islands and the Bahamas. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate substantial economic substance in that jurisdiction. In general terms, substantial economic substance means: (i) the entity is actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity are performed in the jurisdiction; (iii) there are adequate employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are 'relevant activities' for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We may be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot establish compliance with these requirements, we may be liable to penalties and fines in the applicable jurisdictions and/or required to re-domicile such entities to different jurisdictions that may have tax regimes and other regulatory regimes which may be less favorable.

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

We lease a number of domestic and international offices throughout Europe, Asia, South America and Australia to administer our brand operations globally. Norwegian owns a private island in the Bahamas, Great Stirrup Cay, which we utilize as a port-of-call on some of our itineraries. We operate a private cruise destination in Belize, Harvest Caye.

We believe that our facilities are adequate for our current needs, and that we are capable of obtaining additional facilities as necessary.

Item 3. Legal Proceedings

See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13 Commitments and Contingencies” in Part II of this annual report for information about legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

NCLH owns all the outstanding ordinary shares of NCLC. Therefore, there is no market for NCLC’s ordinary shares.

Holders

As of February 16, 2021, there is one record holder of NCLC’s ordinary shares, NCLH.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Our financial results have been negatively impacted by the COVID-19 pandemic, which has significantly affected and will continue to affect the comparability of the selected financial data. See Note 2 – “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements included herein for additional information about COVID-19. Additionally, the consolidated financial statements as of December 31, 2019 include the impact of a change in accounting policy related the adoption of Accounting Standards Codification 842 – Leases on January 1, 2019. See Note 5 – “Leases” to the Notes to the Consolidated Financial Statements included herein for additional information about our leases.

	As of or for the Year Ended December 31,
(in thousands, except operating data)	2020	2019	2018	2017	2016
Statement of operations data:
Total revenue	$1,279,908	$6,462,376	$6,055,126	$5,396,175	$4,874,340
Operating income	$(3,482,049)	$1,180,713	$1,223,923	$1,051,452	$928,949
Net income	$(5,008,183)	$941,206	$966,190	$758,795	$643,723
Balance sheet data:
Total assets	$18,391,628	$16,663,048	$15,204,615	$14,070,339	$12,951,119
Property and equipment, net	$13,411,226	$13,135,337	$12,119,253	$11,040,488	$10,117,689
Long-term debt, including current portion	$12,945,359	$6,801,693	$6,492,091	$6,307,765	$6,398,687
Total shareholders’ equity	$3,171,308	$6,461,800	$5,917,821	$5,668,604	$4,487,673
Operating data:
Passengers carried	499,729	2,695,718	2,795,101	2,519,324	2,337,311
Passenger Cruise Days	4,278,602	20,637,949	20,276,568	18,523,030	17,588,707
Capacity Days	4,123,858	19,233,459	18,841,678	17,363,422	16,376,063
Occupancy Percentage	103.8%	107.3%	107.6%	106.7%	107.4%

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

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the last nine months of 2020 due to the COVID-19 pandemic and such suspension has been extended through May 31, 2021. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, port fees and taxes and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make these estimates and judgments. Actual results could differ materially from these estimates. We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies, which are presented in detail in our notes to our audited consolidated financial statements, relate to liquidity, ship accounting and asset impairment.

Liquidity

We make several critical accounting estimates with respect to our liquidity.

Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the pandemic.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Upon the relaunch of cruise voyages, our principal assumptions for future cash flow projections include:

●	Expected gradual phased relaunch at reduced occupancy levels;
●	Forecasted cash collections primarily upon completion of future voyages and the payment of cash refunds for any further cancellations, in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and
●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with governmental regulations, the potential unavailability of ports and/or destinations, voyage cancellations and timing of redeployments, and a general impact on consumer sentiment regarding cruise travel, we cannot predict when we will relaunch voyages or when our full fleet will be back in service at historical occupancy levels. Until we are able to begin our phased relaunch, our projected liquidity requirements reflect our principal assumptions surrounding ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and our ability to implement further cash conservation strategies, including, but not limited to:

●	Moving our ships to minimum manning levels, which we expect would result in further reductions in crew payroll costs, fuel consumption, and maintenance costs;
●	Further reductions in general operating expenses; and
●	Further reductions in discretionary capital expenditures including cancellation or reduction in scope of certain Dry-docks.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never experienced a complete cessation of our cruise voyages. Accordingly, the full effect of our suspension of cruise voyages on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. The Company has taken and will continue to take proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19, through the reduction of capital expenditures and operating expenses, deferral of ship milestone payments, amendments of debt agreements and capital market transactions.

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

We determine the weighted average useful lives of our ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull. The useful lives of ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the ship or ship components, we consider the impact of the historical useful lives of similar assets, manufacturer recommended lives and anticipated changes in technological conditions. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require judgment and are uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. In 2020, one ship had significant improvements that extended the remaining weighted average useful life of the vessel. Accordingly, we have updated our estimate of both its useful life and residual value based on the new weighted average useful life of its current components. The impact of the change in estimate is accounted on a prospective basis and is not material.

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2020 would have increased by $19.8 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $99.6 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For ship impairment analyses, the lowest level for which identifiable cash flows are largely independent of other assets and liabilities is each individual ship. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its estimated fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

We evaluate goodwill and trade names for impairment on December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill, we use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

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

We also may conduct a quantitative assessment comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. This is called the Step 1 Test which uses discounted future cash flows and other market data to determine the estimated fair value of the reporting units. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the estimated fair value of the reporting units. However, beginning with the Step 1 Test performed as of March 31, 2020 as a result of triggering events, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We concluded that this approach is the most representative method to estimate fair value as it utilizes expectations of long-term growth as well as current market conditions. For the trade names, we use the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

During the year ended December 31, 2020, we recognized a goodwill impairment loss of $1.3 billion based on the impairment test performed as of March 31, 2020. See Note 4 – “Goodwill and Intangible Assets” for additional information. As of December 31, 2020, there was $98.1 million of goodwill remaining for the Regent Seven Seas reporting unit. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises trade names in an aggregate amount of $317.0 million based on the March 31, 2020 impairment test, with $500.5 million remaining as of December 31, 2020. For our 2020 annual goodwill and trade name impairment evaluations, we elected to perform quantitative testing. Based on the results of the Step 1 Tests at December 31, 2020, we determined there was no further impairment of goodwill because the estimated fair value of the Regent Seven Seas reporting unit substantially exceeded the carrying value. We also determined there was no impairment to our trade names. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in estimated fair value in future periods, which may result in a need to recognize additional impairment charges.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings during the last nine months of 2020, we did not have any Capacity Days in those periods. Accordingly, we have not presented herein per Capacity Day data for the year ended December 31, 2020.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the year ended December 31, 2019, we incurred $30.6 million related to the redeployment of Norwegian Joy from Asia to the U.S. We included this as an adjustment in the reconciliation of Adjusted Net Income since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-K.

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

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the continued spread of COVID-19, evolving travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through May 31, 2021. This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances, we are not able to predict the full impact of such a suspension on our Company. The duration of any voluntary suspensions we have implemented and the resumption of operations both inside and outside of the United States will be dependent, in part, on our ability to comply with the Conditional Order, the severity and duration of the COVID-19 global pandemic, including further resurgences and new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, the lifting of various travel restrictions and travel bans issued by various countries and communities around the world, as well as the availability of ports. For more information on the impact of COVID-19 on our business, see “Impact of COVID-19” and “Strategy for COVID-19” in Part I Item 1-Business in this annual report on Form 10-K.

Modified Policies

Our brands have launched new cancellation policies for certain sailings booked during certain time periods to permit our guests to cancel cruises which were not part of our temporary suspension of voyages up to 15 days prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. The future cruise credits issued under these programs are valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we have also extended our modified final payment schedule for all voyages on Regent Seven Seas Cruises through July 31, 2021 and for voyages on Oceania Cruises and for the majority of bookings for voyages on Norwegian Cruise Line through October 31, 2021 which now requires payment 60 days prior to embarkation versus the standard 120 days. Our brands currently expect to provide cash refunds for cash bookings for future sailings we may cancel.

Update on Bookings

While overall booking volumes since the emergence of the COVID-19 global pandemic remain below historical levels, there continues to be demand for future cruise vacations. Despite reduced sales and marketing investments, and a travel agency industry that has not been at full strength for months, bookings have been strong for future periods resulting in an elongated booking window as guests book further into the future. The Company’s overall cumulative booked position for the second half of 2021 remains below historical levels, driven by continued uncertainty around timing of the resumption of cruising and the shift of limited marketing investments to 2022 sailings. Pricing for the second half of 2021 is in line with pre-pandemic levels, even after including the dilutive impact of future cruise credits. While still early in the booking cycle, 2022 booking trends are very positive driven by strong pent up demand. The overall cumulative booked position for the first half of 2022 is significantly ahead of 2019’s record levels with pricing in line when excluding the dilutive impact of future cruise credits and down including the dilutive future cruise credits. Our operations may be suspended beyond our announced suspensions and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

The ongoing effects of the COVID-19 pandemic on our operations and global bookings have had, and we believe they will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Due to the unknown duration and extent of the COVID-19 pandemic, uncertainty surrounding the availability of COVID-19 vaccines and therapeutics, travel restrictions and advisories, uncertainties around our ability to comply with the Conditional Order, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are remaining uncertainties about when our full fleet will be back in service at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the quarter ending March 31, 2021 and expect to report a net loss until we are able to resume voyages.

Financing Transactions and Cost Containment Measures

In March 2020, NCLC borrowed the full amount of $1.55 billion under its existing $875 million Revolving Loan Facility and its then existing $675 million Epic Credit Facility. Since March 2020, we have taken several actions to bolster our financial position while our global cruise voyages are currently suspended, including a series of debt and equity financing transactions completed in May, July, November and December 2020. In May 2020, NCLH and NCLC launched a series of capital markets transactions and raised approximately $2.4 billion, including the full exercise of options to purchase additional ordinary shares and exchangeable notes. In July 2020, NCLH and NCLC launched a series of capital markets transactions and raised approximately $1.5 billion, including the full exercise of the option to purchase additional ordinary shares and partial exercise of the option to purchase additional exchangeable notes. From the proceeds, approximately $675 million was used to repay the Epic Credit Facility, which was terminated in July 2020. In November 2020, NCLH launched an offering of ordinary shares and raised $824 million. In December 2020, NCLC launched an offering of its 5.875% Senior Notes due 2026 (the “2026 Senior Unsecured Notes”) and raised approximately $850 million.

We have also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, through the reduction of capital expenditures as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses already implemented include the significant reduction or deferral of marketing expenditures, the implementation of hiring freezes, a 20% salary or hours reduction for certain shoreside team members, a pause in our 401(k) matching contributions and corporate travel freezes for shoreside employees. We have returned certain shoreside team members to full salary and hours and expect to continue to do so over time as we prepare to resume cruise voyages. Further, as part of our ongoing strategy to improve our ability to sustain the long-term health of the business and to preserve financial flexibility during the COVID-19 crisis, we have furloughed certain shoreside employees, subject to change based on business needs. While on furlough, employees will not receive salary or hourly wages, but will continue to receive health benefit coverage if they currently participate in a Company-sponsored plan.

See “—Liquidity and Capital Resources” below for more information.

Executive Overview

The ongoing effects of COVID-19 on our operations and global bookings have had a significant adverse effect on our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Total revenue decreased 80.2% to $1.3 billion for the year ended December 31, 2020 compared to $6.5 billion for the year ended December 31, 2019. Capacity Days decreased by 78.6%.

For the year ended December 31, 2020, we had net loss of $(5.0) billion. For the year ended December 31, 2019, we had net income of $941.2 million. Operating income (loss) decreased 394.9% to $(3.5) billion for the year ended December 31, 2020 from $1.2 billion for the year ended December 31, 2019.

We had Adjusted Net Loss of $(2.2) billion, for the year ended December 31, 2020, including $2.8 billion of adjustments primarily consisting of expenses related to non-cash share-based compensation, impairment losses and debt conversion options, compared to Adjusted Net Income of $1.1 billion for the year ended December 31, 2019. A 153.8% decrease in Adjusted EBITDA was incurred for the same period. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income (Loss) and Adjusted EBITDA.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2020 to the year ended December 31, 2019. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2018 to the year ended December 31, 2019, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 27, 2020.

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2020	2019
Total revenue	$1,279,908	$6,462,376
Total cruise operating expense	$1,693,061	$3,663,261
Operating income (loss)	$(3,482,049)	$1,180,713
Net income (loss)	$(5,008,183)	$941,206

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2020	2019
Revenue
Passenger ticket	67.7%	69.9%
Onboard and other	32.3%	30.1%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	29.7%	17.4%
Onboard and other	6.7%	6.1%
Payroll and related	40.7%	14.3%
Fuel	20.7%	6.3%
Food	5.1%	3.4%
Other	29.4%	9.2%
Total cruise operating expense	132.3%	56.7%
Other operating expense
Marketing, general and administrative	58.1%	15.0%
Depreciation and amortization	56.1%	10.0%
Impairment loss	125.6%	—%
Total other operating expense	239.8%	25.0%
Operating income (loss)	(272.1)%	18.3%
Non-operating income (expense)
Interest expense, net	(40.6)%	(4.2)%
Other income (expense), net	(76.9)%	0.1%
Total non-operating income (expense)	(117.5)%	(4.1)%
Net income (loss) before income taxes	(389.6)%	14.2%
Income tax benefit (expense)	(1.7)%	0.4%
Net income (loss)	(391.3)%	14.6%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2020	2019
Passengers carried	499,729	2,695,718
Passenger Cruise Days	4,278,602	20,637,949
Capacity Days	4,123,858	19,233,459
Occupancy Percentage	103.8%	107.3%

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2020
		Constant
	2020	Currency	2019
Total cruise operating expense	$1,693,061	$1,696,364	$3,663,261
Marketing, general and administrative expense	743,259	742,913	972,214
Gross Cruise Cost	2,436,320	2,439,277	4,635,475
Less:
Commissions, transportation and other expense	380,710	382,132	1,120,886
Onboard and other expense	85,678	85,678	394,673
Net Cruise Cost	1,969,932	1,971,467	3,119,916
Less: Fuel expense	264,712	264,712	409,602
Net Cruise Cost Excluding Fuel	1,705,220	1,706,755	2,710,314
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,665	2,665	2,135
Non-cash share-based compensation (2)	111,297	111,297	95,055
Severance payments and other fees (3)	—	—	6,514
Redeployment of Norwegian Joy (4)	—	—	7,051
Adjusted Net Cruise Cost Excluding Fuel	$1,591,258	$1,592,793	$2,599,559
Capacity Days	4,123,858	4,123,858	19,233,459
Gross Cruise Cost per Capacity Day			$241.01
Net Cruise Cost per Capacity Day			$162.21
Net Cruise Cost Excluding Fuel per Capacity Day			$140.92
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day			$135.16
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expense related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net income (loss)	$(5,008,183)	$941,206
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,967	3,514
Non-cash share-based compensation (2)	111,297	95,055
Severance payments and other fees (3)	—	6,514
Extinguishment and modification of debt (4)	27,795	16,676
Amortization of intangible assets (5)	9,831	18,414
Redeployment of Norwegian Joy (6)	—	30,629
Impairment loss (7)	1,633,337	—
Debt conversion option, discount and expenses (8)	1,016,822	—
Adjusted Net Income (Loss)	$(2,205,134)	$1,112,008
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(4)	Losses on extinguishments and modifications of debt are included in interest expense, net.
(5)	Amortization of intangible assets related to the Acquisition of Prestige are included in depreciation and amortization expense.
(6)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(7)	Impairment loss consists of goodwill, trade name and property and equipment impairments. The impairments of goodwill and trade names are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(8)	Consists of non-cash gains and losses related to our debt conversion options as well as the associated financing costs, which are recognized in other income (expense), net. Also includes the related debt discount and additional payment-in-kind interest recognized upon transfer to the debt principal, which is recognized in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net income (loss)	$(5,008,183)	$941,206
Interest expense, net	520,063	272,867
Income tax (benefit) expense	21,570	(27,205)
Depreciation and amortization expense	717,840	646,188
EBITDA	(3,748,710)	1,833,056
Other (income) expense, net (1)	984,501	(6,155)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,665	2,135
Non-cash share-based compensation (3)	111,297	95,055
Severance payments and other fees (4)	—	6,514
Redeployment of Norwegian Joy (5)	—	7,051
Impairment loss (6)	1,607,797	—
Adjusted EBITDA	$(1,042,450)	$1,937,656
(1)	In 2020, primarily consists of losses on debt conversion options. In 2019, primarily consists of gains and losses, net for forward currency exchanges and proceeds from insurance and litigation settlements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expense related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(6)	Impairment loss consists of goodwill and trade name impairments.

Year Ended December 31, 2020 (“2020”) Compared to Year Ended December 31, 2019 (“2019”)

Revenue

Total revenue decreased 80.2% to $1.3 billion in 2020 compared to $6.5 billion in 2019. The adverse impact on revenue was due to the cancellation of the vast majority of sailings in 2020 as a result of the COVID-19 pandemic, which resulted in a decrease in Capacity Days of 78.6%.

Expense

Total cruise operating expense decreased 53.8% in 2020 compared to 2019. In 2020, our expenses subsequent to the suspension of voyages primarily included the cost of protected commissions and crew costs, including salaries, food and other repatriation costs; fuel; and other ongoing costs such as insurance and ship maintenance. To repatriate crew as fast as possible, the Company leveraged certain ships in its fleet to assist with the repatriation efforts along with utilizing scheduled chartered flights. Additionally, during the first quarter of 2020, there was a notable increase from 2019 in fuel expense associated with the International Maritime Organization’s 2020 regulations, and cruise operating expense increased due to the addition of Norwegian Encore and Seven Seas Splendor to the fleet. Gross Cruise Cost decreased 47.4% in 2020 compared to 2019, due to a decrease in total cruise operating expense described above in addition to a 23.5% decrease in marketing, general and administrative expenses primarily due to cost savings initiatives in connection with the COVID-19 pandemic as described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures.” Total other operating expense increased 89.6% in 2020 compared to 2019 primarily due to the impairment of goodwill and trade names triggered by the COVID-19 pandemic. Depreciation and amortization expense also increased primarily due to the delivery of Norwegian Encore in the fourth quarter of 2019 and Seven Seas Splendor in the first quarter of 2020 as well as ship improvement projects.

Interest expense, net was $520.1 million in 2020 compared to $272.9 million in 2019. The increase in 2020 is driven by additional debt outstanding at higher interest rates, partially offset by lower LIBOR. In 2020, interest expense also reflects losses on extinguishment of debt and debt modification costs of $27.8 million. 2019 included losses on extinguishment of debt and debt modification costs of $ 16.7 million.

Other income (expense), net was expense of $984.5 million in 2020 compared to income of $6.2 million in 2019. Other expense in 2020 was primarily due to losses from conversion options on our exchangeable notes.  Other income in 2019 was primarily due to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange.

Income tax benefit (expense) was an expense of $21.6 million in 2020 compared to a benefit of $27.2 million in 2019. In 2020, the tax expense is primarily due to a valuation allowance of $39.6 million recognized in the fourth quarter on certain net operating loss carryforwards partially offset by operating losses. During 2018, we implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. As a result, we recorded a tax benefit of $35.7 million in connection with the reversal of substantially all of the valuation allowance in 2019.

Liquidity and Capital Resources

General

As of December 31, 2020, our liquidity was $3.3 billion, consisting of cash and cash equivalents, and our working capital was $1.6 billion. The increase in working capital is a result of the actions described below and is expected to decrease as advance ticket sales increase leading up to when we are able to resume voyages.

Since March 2020, we have taken several actions to bolster our financial condition while our global cruise voyages are suspended. In March 2020, NCLC borrowed the full amount of $1.55 billion under its $875 million Revolving Loan Facility and its then existing $675 million Epic Credit Facility. The Epic Credit Facility was repaid in July 2020. Through December 31, 2020, the Company received additional financing through various debt financings and equity offerings totaling $5.6 billion in gross proceeds. See Note 8 – “Long-Term Debt” for further information on the debt financings. The NCLH equity offerings in May, July and November 2020 resulted in 100,984,848 ordinary shares being issued, which does not include any ordinary shares that may be issued pursuant to our exchangeable notes. We have taken additional measures to improve our liquidity through deferring certain ship milestone payments, deferring certain debt amortization payments and extending certain maturities under other agreements, including under our agreements with export credit agencies and related governments. See Note 8 – “Long-Term Debt” for further information.

In January 2021, we amended our Senior Secured Credit Facility to further defer certain amortization payments prior to June 30, 2022 and to waive certain financial and other covenants through December 31, 2022. In connection with such amendment, our minimum liquidity requirement was increased to $200 million and such requirement applies through December 31, 2022. Although the Pride of America Credit Facility and Jewel Credit Facility amortization was not deferred, we have entered into an amendment to each facility to waive certain financial and other covenants through the maturity dates of such facilities. The amendments to the Pride of America Credit Facility and Jewel Credit Facility also require us to maintain at least $200 million in free liquidity for the duration of the covenant waiver period. In connection with the foregoing amendments, NCLC and its restricted subsidiaries’ ability to make certain investments, restricted payments, prepayments of certain indebtedness and certain asset sales has also been further restricted. The Company intends to refinance the Pride of America Credit Facility and Jewel Credit Facility as soon as practicable.

In addition, in February 2021, we amended certain of our export-credit backed facilities to defer amortization payments aggregating approximately $680 million through March 31, 2022. We also amended all of our export-credit backed facilities to provide that, from the effective date of the amendments to and including December 31, 2022, certain of the financial covenants under such facilities will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity. The amendments also made certain other changes to the facilities, including imposing further restrictions on NCLC’s ability to incur debt, create security, issue equity and make dividends and other distributions. See Note 8 – “Long-Term Debt” for further information on amendments completed subsequent to December 31, 2020.

The Company has also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, through the reduction of capital expenditures and operating expenses, including food, fuel, insurance, port charges and reduced crew manning of vessels during the suspension, resulting in lower crew payroll expense. See “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures” above for further information.

The Company's monthly average cash burn for the fourth quarter 2020 was approximately $190 million and included approximately $15 million per month of additional relaunch-related expenses as the Company began preparing vessels for a potential return to service in early 2021, in connection with the CDC Conditional Order, which did not materialize. The incremental relaunch costs were associated with crew re-staffing, re-positioning and provisioning of vessels, implementation of new health and safety protocols and a ramp-up of demand-generating marketing investments which helped further stimulate the strong future demand the Company is experiencing.

For the first quarter of 2021, the Company expects the average cash burn rate to temporarily remain elevated at approximately $190 million per month, or approximately $170 million per month excluding non-recurring debt modification costs, as it ramps down relaunch-related expenses and repatriates crew. The Company has incurred approximately $60 million of one-time debt deferral and modification costs and fees in the first quarter of 2021 as a result of successful debt deferrals and covenant waivers and suspensions, which combined with newbuild payment extensions, have resulted in approximately $1 billion of additional liquidity over the next 12 months. Once the ramp down of relaunch-related expenses are complete, the Company expects its average cash burn rate to decrease and remain at reduced levels until return to service preparations resume.

Cash burn rates include ongoing ship operating expenses, administrative operating expenses, interest expense, taxes and expected non-newbuild capital expenditures and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings, newbuild related capital expenditures and other working capital changes. Future cash burn rate estimates also exclude unforeseen expenses. The fourth quarter 2020 cash burn rate and first quarter 2021 estimate also reflect the deferral of debt amortization and newbuild related payments.

We continue to expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new variants of COVID-19, the availability, distribution, and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories, and our ability to re-staff our ships and implement new health and safety protocols. The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Until we are able to begin our phased relaunch, our projected liquidity requirements reflect our principal assumptions surrounding ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and our ability to implement further cash conservation strategies. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 global pandemic. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next twelve months even in the event we do not resume cruise voyages during that period. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future, especially if our suspension of cruise voyages is prolonged.

At December 31, 2020, we were in compliance with all of our debt covenants. Subsequent to December 31, 2020, we have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which could have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B+, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to BB- and our senior unsecured rating to B. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of December 31, 2020, we had advance ticket sales of $1.2 billion, including the long-term portion, which included approximately $0.85 billion of future cruise credits. We also have agreements with our credit card processors that, as of December 31, 2020, governed approximately $1.0 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased.

As of December 31, 2020, we had a reserve of approximately $200 million with a credit card processor recognized in other long-term assets, and in January 2021, we provided additional cash collateral of $250 million. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to the released until the credit card processor’s exposure is fully collateralized. As of December 31, 2020, the exposure was approximately $780 million. The reserve shortfall of approximately $330 million, after taking into effect the January additional collateral provided, will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to find new credit card processors, pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.

Net cash used in operating activities was $2.6 billion in 2020 compared to net cash provided by operating activities of $1.8 billion in 2019. This decrease was due to the suspension of global cruise voyages during 2020. The net cash used in operating activities in 2020 included net loss of $(5.0) billion, a decrease in advance ticket sales of $811.8 million and timing differences in cash receipts and payments relating to various operating assets and liabilities, which was offset primarily by a $1.6 billion impairment loss. The change in net cash provided by operating activities in 2019 includes net income of $941.2 million as well as timing differences in cash receipts and payments relating to various operating assets and liabilities, including an increase in advance ticket sales of $347.4 million.

Net cash used in investing activities was $1.0 billion in 2020, primarily related to payments for the delivery of Seven Seas Splendor, ships under construction, ship improvement projects and shoreside projects. Net cash used in investing activities was $1.7 billion in 2019, primarily related to payments for the delivery of Norwegian Encore, ships under construction, ship improvements and shoreside projects.

Net cash provided by financing activities was $6.6 billion in 2020, primarily due to $6.1 billion in proceeds from the issuance of debt and a $1.6 billion contribution from NCLH. Net cash used in financing activities was $88.3 million in 2019, reflecting a dividend of $341.0 million for the repurchase of NCLH’s ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt.

For the Company’s cash flow activities for the fiscal year ended December 31, 2018, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 27, 2020.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. After recent deferrals, anticipated expenditures related to ship construction contracts were $0.4 billion, $1.6 billion and $2.5 billion for the years ending December 31, 2021, 2022 and 2023, respectively. We have export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.2 billion, $0.8 billion and $1.8 billion for the years ending December 31, 2021, 2022 and 2023, respectively. Subsequent to December 31, 2020, we also have a memorandum of agreement in place to finance another $35.2 million. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, Project Leonardo will introduce six additional ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,300 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the nine ships on order for delivery was approximately €7.1 billion, or $8.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2020. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the years ended December 31, 2020 and 2019 was $25.2 million and $32.9 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Transactions

None.

Contractual Obligations

As of December 31, 2020, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, were as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$12,152,083	$795,895	$1,909,485	$5,780,791	$3,665,912
Operating leases (2)	236,185	27,371	63,971	63,892	80,951
Ship construction contracts (3)	8,471,993	463,549	3,286,557	2,851,080	1,870,807
Port facilities (4)	2,067,777	71,691	142,756	145,954	1,707,376
Interest (5)	2,308,176	498,851	935,898	596,396	277,031
Other (6)	1,157,261	287,680	457,893	408,991	2,697
Total	$26,393,475	$2,145,037	$6,796,560	$9,847,104	$7,604,774
(1)	Long-term debt excludes discounts, premiums, deferred financing fees and conversion options, which are a direct addition or deduction from the carrying value of the related debt liability in the consolidated balance sheets. After giving effect to the debt deferrals discussed more fully in Note 8 – “Long-Term Debt”, which were finalized after December 31, 2020, our obligations for the payment of long-term debt are as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$12,152,083	$124,829	$2,110,816	$6,097,640	$3,818,798

(2)	Operating leases are primarily for port facilities and offices.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2020. Export credit financing is in place from syndicates of banks for $212.0 million. Subsequent to December 31, 2020 $194.1 million of payments due within one year have been deferred and we have a memorandum of agreement to finance another $35.2 million.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements generally include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of December 31, 2020. Due to the subsequent deferrals of scheduled amortization and amendments to interest rates as more fully discussed in Note 8 – “Long-Term Debt”, interest obligations for debt outstanding as of December 31, 2020 are as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Interest	$2,352,474	$504,197	$968,782	$600,479	$279,016

(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditure contracts. Certain contracts to provide many of our hotel and restaurant services, including both food and labor costs, contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are subject to ongoing negotiations.

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

We refer you to “—Liquidity and Capital Resources” for information regarding collateral provided to our credit card processors.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We believe we were in compliance with these covenants as of December 31, 2020.

In addition, our existing debt agreements restrict, and any of our future debt arrangements may restrict, among other things, the ability of NCLC to make distributions and/or pay dividends to NCLH and NCLH’s ability to pay cash dividends to its shareholders. NCLH is a holding company and depends upon its subsidiaries for their ability to pay distributions to finance any dividend or pay any other obligations of NCLH. However, we do not believe that these restrictions have had or are expected to have a significant impact on our ability to meet our cash obligations.

In light of the measures described under "Update Regarding COVID-19—Financing Transactions and Cost Containment Measures", we believe our cash on hand, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources” for further information regarding the debt covenant waivers. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Furthermore, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future, especially if our suspension of cruise voyages is prolonged.

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

Interest Rate Risk

As of December 31, 2020, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2020, 74% of our debt was fixed and 26% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements was $0.7 billion as of December 31, 2020. As of December 31, 2019, 78% of our debt was fixed and 22% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements was $1.7 billion as of December 31, 2019. The change in our fixed rate percentage from December 31, 2019 to December 31, 2020 was primarily due to the maturity of interest rate swaps.

Based on our December 31, 2020 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $31.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2020, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.0 billion, or $6.1 billion based on the euro/U.S. dollar exchange rate as of December 31, 2020. As of December 31, 2019, the payments not hedged aggregated €3.0 billion, or $3.4 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2019. The change from December 31, 2019 to December 31, 2020 was due to the delivery of Seven Seas Splendor. We estimate that a 10% change in the euro as of December 31, 2020 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 15.6% for the year ended December 31, 2020 and 11.2% for the year ended December 31, 2019. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2020, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 59%, 37% and 15% of our 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2019, we had hedged approximately 50% and 18% of our 2021 and 2022 projected metric tons of fuel purchases, respectively. Additional hedges were executed between December 31, 2019 to December 31, 2020 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2021 fuel expense by $29.5 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $17.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Quarterly Selected Financial Data are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a wholly owned subsidiary of NCLH, we are omitting the information called for by these items in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2020 in connection with its Annual General Meeting of Shareholders.

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

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2020	2019

	(in thousands)
Fees:
Audit	$6,174	$5,545
Audit-related	725	200
Tax	2,968	497
All other	2	2
Total	$9,869	$6,244

Audit fees for the years ended December 31, 2020 and 2019 related to the aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”) in connection with the audit of our financial statements and related internal controls over financial reporting.

Audit-related fees for the years ended December 31, 2020 and 2019 related to an issuance of comfort letters.

Tax fees for the years ended December 31, 2020 and 2019 related to tax preparation and other tax services.

All other fees for the years ended December 31, 2020 and 2019 included the PwC annual on-line subscription research tool.

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

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2020 are included on page 75.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))

3.2

Amended and Restated Bye-Laws of NCL Corporation Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to NCL Corporation Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 333-128780))

3.3

Certificate of Designations, Preferences and Other Rights of Series A-1 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.1 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780))

3.4

Certificate of Designations, Preferences and Other Rights of Series A-2 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.2 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780))

3.5

Certificate of Designations, Preferences and Other Rights of Series A-3 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.3 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780))

4.1

Indenture, dated as of December 16, 2019, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee, with respect to $565.0 million aggregate principal amount of 3.625% senior unsecured notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 16, 2019 (File No. 001-35784))

4.2

Indenture, dated May 8, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

4.3

Indenture, dated May 14, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 15, 2020 (File No. 001-35784))

4.4

Indenture, dated May 28, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 28, 2020 (File No. 001-35784))

4.5

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.6

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.7

Indenture, dated December 18, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 18, 2020 (File No. 001-35784))

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1

Third Amendment Agreement, dated February 18, 2021, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.16 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.2

Fourth Amendment Agreement, dated February 18, 2021, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.3

Second Supplemental Agreement, dated February 18, 2021, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.4

Third Supplemental Agreement, dated February 18, 2021, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.5

Fifth Amended and Restated Credit Agreement, dated May 8, 2020, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the joint book runners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))#

10.6

Amendment Agreement, dated January 29, 2021, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the joint book runners and arrangers and co-documentation agents named therein, which amends the Fifth Amended and Restated Credit Agreement, dated May 8, 2020 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 4, 2021 (File No. 001-35784))#

10.7

Third Supplemental Agreement, dated February 18, 2021, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.8

Fourth Supplemental Agreement, dated February 18, 2021, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.9

Amendment and Restatement Agreement, dated as of February 17, 2021, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.10

Amendment and Restatement Agreement, dated as of February 17, 2021, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.11

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.12

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.13

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.14

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.15

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.16

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.17

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.18

Amendment and Restatement Agreement, dated as of February 17, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.19

Amendment and Restatement Agreement, dated as of February 17, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.20

Amendment and Restatement Agreement, dated as of February 17, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.21

$230 million Credit Agreement, dated January 10, 2019, among NCL Corporation Ltd., as borrower, Nordea Bank ABP, New York Branch, as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to

Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2019 (File No. 001-35784))+

10.22

Amendment Agreement, dated as of April 28, 2020, among NCL Corporation Ltd., as borrower, Pride of America Ship Holding, LLC, as subsidiary guarantor, Nordea Bank Abp, New York Branch, as administrative agent, and the other parties thereto, which supplements the Credit Agreement, dated as of January 10, 2019 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.23

Amendment Agreement, dated January 29, 2021, by and among NCL Corporation Ltd., as borrower, Pride of America Ship Holding, LLC, as subsidiary guarantor, Nordea Bank Abp, New York Branch, as administrative agent, and the other parties thereto, which amends the Credit Agreement, dated as of January 10, 2019 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 4, 2021 (File No. 001-35784))#

10.24

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.25

$260 million Credit Agreement, dated May 15, 2019, among NCL Corporation Ltd., as borrower, Bank of America, N.A., as administrative agent and collateral agent and the other lenders party thereto as joint bookrunners, arrangers, co-documentation agents and lenders (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 001-35784))#

10.26

Amendment Agreement, dated as of May 1, 2020, among NCL Corporation Ltd., as borrower, Norwegian Jewel Limited, as subsidiary guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of May 15, 2019 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 4, 2020 (File No. 001-35784))#

10.27

Amendment Agreement, dated January 29, 2021, by and among NCL Corporation Ltd., as borrower, Norwegian Jewel Limited, as subsidiary guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends the Credit Agreement, dated as of May 15, 2019 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 4, 2021 (File No. 001-35784))#

10.28

Investment Agreement, dated May 5, 2020, by and among Norwegian Cruise Line Holdings Ltd., NCL Corporation Ltd. and LC9 Skipper, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

10.29

Investor Rights Agreement, dated May 28, 2020, by and among Norwegian Cruise Line Holdings Ltd., NCL Corporation Ltd. and LC9 Skipper, L.P. (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 28, 2020 (File No. 001-35784))

10.30

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.31

Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.32

Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.33

Employment Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on October 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 5, 2020 (File No. 001-35784))*

10.34

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2018 (File No. 001-35784))*

10.35

Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.36

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on May 7, 2019 (incorporated herein by reference to Exhibit 10.64 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.37

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Robert J. Binder, entered into on September 19, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 22, 2020 (File No. 001-35784))*

10.38

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.39

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 24, 2016 (File No. 001-35784))*

10.40

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.41

Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.42

Directors’ Compensation Policy (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.43

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.44

Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.45

Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.46

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.47

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.48

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.49

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.50

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.51	Form of Base Salary Reduction Agreement Letter (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 15, 2020 (File No. 001-35784))*

10.52	Form of Retention Bonus Letter Agreement (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2020 (File No. 001-35784))*

21.1**	List of Subsidiaries of NCL Corporation Ltd.

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from NCL Corporation Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLC for the years ended December 31, 2020, 2019 and 2018;

(ii) the Consolidated Statements of Comprehensive Income (Loss) of NCLC for the years ended December 31, 2020, 2019 and 2018;

(iii) the Consolidated Balance Sheets of NCLC as of December 31, 2020 and 2019;

(iv) the Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2020, 2019 and 2018;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2020, 2019 and 2018;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+     Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on February 26, 2021.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	February 26, 2021
Frank J. Del Rio	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	February 26, 2021
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	February 26, 2021
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	February 26, 2021
Adam M. Aron

/s/ John Chidsey	Director	February 26, 2021
John Chidsey

/s/ Chad A. Leat	Director	February 26, 2021
Chad A. Leat

/s/ Scott A. Dahnke	Director	February 26, 2021
Scott A. Dahnke

/s/ David M. Abrams	Director	February 26, 2021
David M. Abrams

/s/ Stella David	Director	February 26, 2021
Stella David

/s/ Russell W. Galbut	Director	February 26, 2021
Russell W. Galbut

/s/ Mary E. Landry	Director	February 26, 2021
Mary E. Landry

NCL Corporation Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/17	expenses	other accounts	Deductions (a)	12/31/18

Valuation allowance on deferred tax assets	$42,154	$—	$276	$(506)	$41,924

		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/18	expenses	other accounts	Deductions (a)	12/31/19

Valuation allowance on deferred tax assets	$41,924	$—	$—	$(36,077)	$5,847

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/19	expenses	accounts (b)	Deductions (a)	12/31/20

Valuation allowance on deferred tax assets	$5,847	$—	$38,150	$(1,121)	$42,876
(a)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.
(b)	Amount relates to a valuation allowance on net U.S. deferred tax assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCL Corporation Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the ongoing effects of COVID-19 on the Company's operations and global bookings have had, and will continue to have a significant impact on the Company’s financial results and liquidity. Further, subsequent to February 2022, the Company will require additional liquidity to meet ongoing obligations, including debt amortization payments and ship milestone payments that are due in April 2022, in order to maintain minimum liquidity covenant requirements. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 2.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim Impairment Assessments - Regent Seven Seas Cruises Goodwill and Regent Seven Seas Cruises and Oceania Cruises Trade Names

As described in Notes 2, 4 and 10 to the consolidated financial statements, the Company’s goodwill balance was $98.1 million and trade names balance was $500.5 million as of December 31, 2020. The Regent Seven Seas Cruises reporting unit goodwill was $98.1 million, and the indefinite-lived trade name intangible assets in the Regent Seven Seas Cruises and Oceania Cruises reporting units was $153.0 million and $140.0 million, respectively. For the year ended December 31, 2020, management recorded a $364.0 million goodwill impairment charge associated with the Regent Seven Seas Cruises reporting unit and impairment charges of $147.0 million and $170.0 million related to the Regent Seven Seas Cruises and Oceania Cruises indefinite-lived trade name intangible assets, respectively. Management evaluates goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, management implemented a voluntary suspension of all cruise voyages across its three brands. As of the date of this filing and through at least May 31, 2021, all cruise voyages remain suspended. As a result of the temporary suspension of voyages and decline in the Company’s stock price, management performed interim goodwill and trade name impairment tests as of March 31, 2020. The interim goodwill assessment consists of an approach using discounted future cash flows and other market data to determine the estimated fair value of the reporting units. The discounted cash flow valuation reflects management’s principal assumptions of (i) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, (ii) forecasted capital expenditures for fleet growth and ship improvements and (iii) a weighted average cost of capital of market participants. For trade names, management used the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption.

The principal considerations for our determination that performing procedures relating to the interim impairment assessment of the Regent Seven Seas Cruises goodwill and the Regent Seven Seas Cruises and Oceania Cruises trade names is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted future operating results and growth rates prepared under multiple scenarios and probability weighted for goodwill and trade names, forecasted capital expenditures for fleet growth and ship improvements for goodwill and the weighted average cost of capital of market participants for goodwill and trade names as well as the royalty rate assumption for trade names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment of the Regent Seven Seas Cruises reporting unit and the interim trade name impairment assessment of the Regent Seven Seas Cruises trade name and the Oceania Cruises trade name. These procedures also included, among others, (i) testing management’s process for determining the fair value estimates related to the interim impairment assessments; (ii) evaluating the appropriateness of the discounted future cash flow approach and the relief from royalty method; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management, including forecasted future operating results and growth rates prepared under multiple scenarios and probability weighted for goodwill and trade names, forecasted capital expenditures for fleet growth and ship improvements for goodwill, the weighted average cost of capital of market participants for goodwill and trade names, and trade name royalty rates. Evaluating management’s assumptions related to forecasted future operating results and growth rates prepared under multiple scenarios and probability weighted for goodwill and trade names and forecasted capital expenditures for fleet growth and ship improvements for goodwill involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted future cash flow approach and relief from royalty method, the weighted average cost of capital of market participants and trade name royalty rates assumptions.

Liquidity - Impact of COVID-19

As described in Note 2 to the consolidated financial statements, due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, management implemented a voluntary suspension of all cruise voyages across its three brands. As of the date of this filing and through at least May 31, 2021, all cruise voyages remain suspended. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Management believes the ongoing effects of COVID-19 on the Company’s operations and global bookings have had, and will continue to have, a significant impact on the Company’s financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around the Company’s ability to comply with governmental regulations, the potential unavailability of ports and/or destinations, voyage cancellations and timing of redeployments, and a general impact on consumer sentiment regarding cruise travel, management cannot predict when they will relaunch voyages or when the Company’s full fleet will be back in service at historical occupancy levels. Until management is able to begin their phased relaunch, the projected liquidity requirements reflect management’s principal assumptions surrounding ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and their ability to continue to implement cash conservation strategies, including, but not limited to (i) moving their ships to minimum manning levels; (ii) further reductions in general operating expenses; and (iii) further reductions in discretionary capital expenditures. Based on these actions and assumptions regarding the impact of COVID-19, and considering the Company’s available liquidity including cash and cash equivalents of $3.3 billion at December 31, 2020, management has concluded that after implementing the above cash conservation strategies, the Company has sufficient liquidity to satisfy its obligations for at least the next twelve months from the issuance of the financial statements even in the event the Company does not resume cruise voyages during that period.

The principal considerations for our determination that performing procedures relating to the impact of COVID-19 on the Company’s liquidity is a critical audit matter are the significant judgment by management when developing their liquidity analysis; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s liquidity analysis, including the assumptions related to (i) ongoing operating costs during the suspension of cruise voyages; (ii) liquidity requirements for financing costs; (iii) capital expenditures and (iv) management’s ability to implement cash conservation strategies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s liquidity analysis. These procedures also included, among others, (i) testing management’s process for projecting liquidity requirements for the twelve months after the date the financial statements are issued; (ii) testing the completeness and accuracy of underlying data and assumptions used in the projected liquidity analysis; and (iii) evaluation of management’s liquidity analysis and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy its obligations for at least the next twelve months.

/s/PricewaterhouseCoopers LLP

Miami, Florida

February 26, 2021

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue
Passenger ticket	$867,110	$4,517,393	$4,259,815
Onboard and other	412,798	1,944,983	1,795,311
Total revenue	1,279,908	6,462,376	6,055,126
Cruise operating expense
Commissions, transportation and other	380,710	1,120,886	998,948
Onboard and other	85,678	394,673	348,656
Payroll and related	521,301	924,157	881,606
Fuel	264,712	409,602	392,685
Food	65,369	222,602	216,031
Other	375,291	591,341	539,150
Total cruise operating expense	1,693,061	3,663,261	3,377,076
Other operating expense
Marketing, general and administrative	743,259	972,214	893,067
Depreciation and amortization	717,840	646,188	561,060
Impairment loss	1,607,797	—	—
Total other operating expense	3,068,896	1,618,402	1,454,127
Operating income (loss)	(3,482,049)	1,180,713	1,223,923
Non-operating income (expense)
Interest expense, net	(520,063)	(272,867)	(270,404)
Other income (expense), net	(984,501)	6,155	20,653
Total non-operating income (expense)	(1,504,564)	(266,712)	(249,751)
Net income (loss) before income taxes	(4,986,613)	914,001	974,172
Income tax benefit (expense)	(21,570)	27,205	(7,982)
Net income (loss)	$(5,008,183)	$941,206	$966,190

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(5,008,183)	$941,206	$966,190
Other comprehensive income (loss):
Shipboard Retirement Plan	345	(1,930)	2,697
Cash flow hedges:
Net unrealized loss	(51,642)	(123,015)	(161,214)
Amount realized and reclassified into earnings	106,670	(8,898)	(30,096)
Total other comprehensive income (loss)	55,373	(133,843)	(188,613)
Total comprehensive income (loss)	$(4,952,810)	$807,363	$777,577

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,299,340	$231,239
Accounts receivable, net	20,578	75,109
Inventories	82,381	95,427
Prepaid expenses and other assets	147,556	306,616
Total current assets	3,549,855	708,391
Property and equipment, net	13,411,226	13,135,337
Goodwill	98,134	1,388,931
Trade names	500,525	817,525
Other long-term assets	831,888	612,864
Total assets	$18,391,628	$16,663,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$124,885	$746,358
Accounts payable	83,136	100,777
Accrued expenses and other liabilities	596,717	782,665
Due to NCLH	37,790	35,044
Advance ticket sales	1,109,826	1,954,980
Total current liabilities	1,952,354	3,619,824
Long-term debt	10,128,754	6,055,335
Exchangeable notes	2,691,720	—
Other long-term liabilities	447,492	526,089
Total liabilities	15,220,320	10,201,248
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020; Series A-2: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020; and Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020)	—	—
Ordinary shares, $0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at December 31, 2020 and December 31, 2019	37	37
Additional paid-in capital	5,721,725	4,061,330
Accumulated other comprehensive income (loss)	(241,830)	(297,203)
Retained earnings (deficit)	(2,308,624)	2,697,636
Total shareholders’ equity	3,171,308	6,461,800
Total liabilities and shareholders’ equity	$18,391,628	$16,663,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(5,008,183)	$941,206	$966,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	789,656	647,102	566,972
Impairment loss	1,607,797	—	—
Deferred income taxes, net	13,592	(25,861)	1,598
Loss on derivatives	930,113	—	—
Loss on extinguishment of debt	10,480	13,397	6,346
Provision for bad debts and inventory obsolescence	31,756	3,884	5,570
Gain on involuntary conversion of assets	(1,496)	(4,152)	—
Share-based compensation expense	111,297	95,055	115,983
Payment-in-kind interest premium	19,349	—	—
Net foreign currency adjustments	8,584	(1,934)	(5,537)
Changes in operating assets and liabilities:
Accounts receivable, net	30,797	(14,104)	(15,886)
Inventories	10,555	(6,155)	(9,052)
Prepaid expenses and other assets	(83,100)	(74,101)	(29,550)
Accounts payable	(21,419)	(58,635)	106,503
Accrued expenses and other liabilities	(193,666)	(25,751)	113,278
Advance ticket sales	(811,846)	347,376	262,603
Net cash provided by (used in) operating activities	(2,555,734)	1,837,327	2,085,018
Cash flows from investing activities
Additions to property and equipment, net	(946,545)	(1,637,170)	(1,566,796)
Cash received on settlement of derivatives	—	289	64,796
Cash paid on settlement of derivatives	(31,520)	(47,085)	(1,719)
Other	2,703	3,774	1,011
Net cash used in investing activities	(975,362)	(1,680,192)	(1,502,708)
Cash flows from financing activities
Repayments of long-term debt	(892,481)	(3,806,732)	(1,716,244)
Proceeds from long-term debt	6,075,090	4,122,297	1,904,865
Dividends	—	(341,000)	(637,500)
Due to NCLH, net	2,746	(15,350)	(11,338)
Contribution from NCLH	1,564,505	3,500	7,000
Net share settlement of restricted share units	(15,407)	(20,939)	(13,855)
Early redemption premium	(1,376)	(6,829)	(5,154)
Deferred financing fees	(133,880)	(23,262)	(118,422)
Net cash provided by (used in) financing activities	6,599,197	(88,315)	(590,648)
Net increase (decrease) in cash and cash equivalents	3,068,101	68,820	(8,338)
Cash and cash equivalents at beginning of period	231,239	162,419	170,757
Cash and cash equivalents at end of period	$3,299,340	$231,239	$162,419

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2017	$37	$3,874,586	$25,253	$1,768,728	$5,668,604
Share-based compensation	—	115,983	—	—	115,983
Net share settlement of restricted share units	—	(13,855)	—	—	(13,855)
Contribution from NCLH	—	7,000	—	—	7,000
Cumulative change in accounting policy	—	—	(12)	12	—
Other comprehensive loss, net	—	—	(188,601)	—	(188,601)
Dividends	—	—	—	(637,500)	(637,500)
Net income	—	—	—	966,190	966,190
Balance, December 31, 2018	37	3,983,714	(163,360)	2,097,430	5,917,821
Share-based compensation	—	95,055	—	—	95,055
Net share settlement of restricted share units	—	(20,939)	—	—	(20,939)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(133,843)	—	(133,843)
Dividends	—	—	—	(341,000)	(341,000)
Net income	—	—	—	941,206	941,206
Balance, December 31, 2019	37	4,061,330	(297,203)	2,697,636	6,461,800
Share-based compensation	—	111,297	—	—	111,297
Net share settlement of restricted share units	—	(15,407)	—	—	(15,407)
Contribution from NCLH	—	1,564,505	—	—	1,564,505
Cumulative change in accounting policy	—	—	—	1,923	1,923
Other comprehensive income, net	—	—	55,373	—	55,373
Net loss	—	—	—	(5,008,183)	(5,008,183)
Balance, December 31, 2020	$37	$5,721,725	$(241,830)	$(2,308,624)	$3,171,308

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.          Description of Business

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2020, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027.

We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. Project Leonardo will introduce six additional ships with expected delivery dates through 2027. The addition of these nine ships to our fleet will increase our total Berths to approximately 83,000.

2.          Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the continued spread of COVID-19, growing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. As of the date of this filing and through at least May 31, 2021, all cruise voyages remain suspended. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic.

We continue to expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new variants of COVID-19, the availability, distribution, and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories, and our ability to re-staff our ships and implement new health and safety protocols.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Upon the relaunch of cruise voyages, our principal assumptions for future cash flow projections include:

●	Expected gradual phased relaunch at reduced occupancy levels;
●	Forecasted cash collections primarily upon completion of future voyages and the payment of cash refunds for any further cancellations, in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and
●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with governmental regulations, the potential unavailability of ports and/or destinations, voyage cancellations and timing of redeployments, and a general impact on consumer sentiment regarding cruise travel, we cannot predict when we will relaunch voyages or when our full fleet will be back in service at historical occupancy levels. Until we are able to begin our phased relaunch, our projected liquidity requirements reflect our principal assumptions surrounding ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and our ability to continue to implement cash conservation strategies, including, but not limited to:

●	Moving our ships to minimum manning levels, which we expect would result in further reductions in crew payroll costs, fuel consumption, and maintenance costs;
●	Further reductions in general operating expenses; and
●	Further reductions in discretionary capital expenditures including cancellation or reduction in scope of certain Dry-docks.

Subsequent to December 31, 2020 further actions, including debt principal payment deferrals and deferral of ship milestone payments, were taken to bolster our financial condition. See Note 8 – “Long-Term Debt” and Note 13 - “Commitments and Contingencies” disclosure for further information.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never experienced a complete cessation of our cruise voyages. Accordingly, the full effect of our suspension of cruise voyages on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. We expect to report a net loss for at least the quarter ending March 31, 2021, and likely expect to report a net loss until we are able to resume voyages, including for the year ending December 31, 2021.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our available liquidity including cash and cash equivalents of $3.3 billion at December 31, 2020, we have concluded that after implementing the above cash conservation strategies, we have sufficient liquidity to satisfy our obligations for at least the next twelve months even in the event we do not resume cruise voyages during that period.

Subsequent to the liquidity assessment period (twelve months from the issuance of these financial statements), the Company will require additional liquidity to meet ongoing obligations, including debt amortization payments and ship milestone payments, of approximately $560 million that are due in April 2022, in order to maintain its minimum liquidity covenant requirements. The Company plans to take additional steps following the issuance of these financial statements to increase its liquidity, which may include additional debt and/or equity financing and potential further renegotiations of its debt amortization payments, newbuild payments and covenants. The extent of these actions to increase the Company’s liquidity will be dependent in part on the timing of the resumption of cruise voyages, which is uncertain. There can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost and include cash and investments with original maturities of three months or less at acquisition and also include amounts due from credit card processors that are not subject to holdbacks.

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for credit losses of $35.4 million and $10.6 million as of December 31, 2020 and 2019, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred except for those that result in tangible assets, including brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs of $0.9 million and $5.9 million as of December 31, 2020 and 2019, respectively, are included in prepaid expenses and other assets. Expenses related to advertising costs totaled $216.5 million, $400.6 million and $327.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Long-lived assets are reviewed for impairment, based on estimated future undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For ship impairment analyses, the lowest level for which identifiable cash flows are largely independent of other assets and liabilities is each individual ship. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its estimated fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

Goodwill and Trade Names

Goodwill represents the excess of cost over the estimated fair value of net assets acquired. Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on December 31 or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable. We use the Step 0 Test which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

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

We also may conduct a quantitative assessment comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. This is called the Step 1 Test which uses discounted future cash flows and other market data to determine the estimated fair value of the reporting units. Our discounted cash flow valuation reflects our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the estimated fair value of the reporting units. However, beginning with the Step 1 Test performed as of March 31, 2020 as a result of triggering events, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We believe that this approach is the most representative method to estimate fair value as it utilizes expectations of long-term growth as well as current market conditions. For the trade names, we use the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

During the year ended December 31, 2020, we recognized a goodwill impairment loss of $1.3 billion based on the impairment test performed as of March 31, 2020. See Note 4 – “Goodwill and Intangible Assets” for additional information. As of December 31, 2020, there was $98.1 million of goodwill remaining for the Regent Seven Seas reporting unit. We also recognized an impairment loss for our Oceania Cruises and Regent Seven Seas Cruises trade names in an aggregate amount of $317.0 million based on the March 31, 2020 impairment test, with $500.5 million remaining as of December 31, 2020. For our 2020 annual goodwill and trade name impairment evaluations, we elected to perform quantitative testing. Based on the results of the Step 1 Tests at December 31, 2020, we determined there was no further impairment of goodwill because the estimated fair value of the Regent Seven Seas reporting unit substantially exceeded the carrying value. We also determined there was no impairment to our trade names. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in estimated fair value in future periods, which may result in a need to recognize additional impairment charges.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$960,258	$3,807,576	$3,543,282
Europe	27,602	1,666,751	1,462,698
Asia-Pacific	152,976	500,842	721,404
Other	139,072	487,207	327,742
Total revenue	$1,279,908	$6,462,376	$6,055,126

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 83%, 81% and 77% for the years ended December 31, 2020, 2019 and 2018, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 19 ships with Bahamas registry with a carrying value of $9.9 billion as of December 31, 2020 and $10.2 billion as of December 31, 2019. We had eight ships with Marshall Island registry with a carrying value of $2.4 billion as of December 31, 2020 and seven ships with Marshall Island registry with a carrying value of $1.9 billion as of December 31, 2019. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2020 and 2019.

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

Payment-in-Kind Interest

Payment-in-kind interest is recognized at the stated rate. On the contractual interest payment date, the related par value is recognized at its fair value with any difference between the carrying amount of the accrued interest and the fair value of the new debt recognized as an adjustment in interest expense, net. The amount of fair value that is attributable to a debt conversion option is bifurcated and recognized within exchangeable notes. In December 2020, we recognized a $19.3 million premium for payment-in-kind interest.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in other income (expense), net at each balance sheet date. We recognized a loss of $15.9 million, a loss of $7.0 million and a gain of $19.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

A derivative instrument that hedges a forecasted transaction or the variability of cash flows related to a recognized asset or liability may be designated as a cash flow hedge. Changes in fair value of derivative instruments that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. To the extent that an instrument is not effective as a hedge or is no longer probable of occurring, gains and losses are recognized in other income (expense), net in our consolidated statements of operations. Realized gains and losses related to our effective fuel hedges are recognized in fuel expense. For presentation in our consolidated statements of cash flows, we have elected to classify the cash flows from our cash flow hedges in the same category as the cash flows from the items being hedged.

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

Share-Based Compensation

We recognize expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We refer you to Note 11 – “Employee Benefits and Share-Based Compensation.”

Recently Issued Accounting Guidance

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and enhances transparency in disclosures. One model which is being eliminated is the bifurcation of embedded conversion features that are not accounted for separately as derivatives. A convertible debt instrument previously accounted for under this model will be accounted for as a single liability measured at its amortized cost. Adoption of the provisions of ASU 2020-06 are required for fiscal years beginning after December 15, 2021; however, early adoption is permitted. We will early adopt this guidance on January 1, 2021 on a modified retrospective basis. As a result of the adoption, the beneficial conversion feature on the Private Exchangeable Notes (as defined and discussed in Note 8 – “Long-Term Debt”) which is included in additional paid-in-capital will be reclassified to long-term debt. Any related interest which has been recognized will be adjusted through retained earnings. Additional disclosures will be added as necessary.

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

Timing of Satisfaction of Performance Obligations and Significant Payment Terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage; however, the Company has modified its final payment schedule for all voyages on Regent Seven Seas Cruises through July 31, 2021 and for all voyages on Oceania Cruises and the majority of bookings for voyages on Norwegian Cruise Line through October 31, 2021 which requires payment 60 days prior to embarkation. Deposits on advance ticket sales are deferred when received and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. Historically, the inception of substantive cancellation penalties generally coincided with the dates that final payment is due, and penalties generally increased as the voyage sail date approaches. In 2020, the Company’s brands launched new cancellation policies to permit its guests to cancel cruises booked within certain windows for specified time periods which are not part of the Company’s temporary suspension of voyages up to 15 days prior to departure. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation.

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

Contract Balances

Receivables from customers are included within accounts receivables, net. As of December 31, 2020 and 2019, our receivables from customers were $1.0 million and $15.3 million, respectively.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Additionally, future cruise credits are not considered contract liabilities. Our contract liabilities are included within advance ticket sales. As of December 31, 2020, our contract liabilities were $23.1 million. Of the amounts included within advance ticket sales, the vast majority of deposits held was refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. As of December 31, 2019, our contract liabilities were $1.4 billion. Approximately $0.9 billion of the December 31, 2019 contract liability balance has been recognized in revenue for the year ended December 31, 2020. The revenue recognized in the years ended December 31, 2019 and 2018 that was included in contract liabilities as of the beginning of each respective period was $1.2 billion and $1.0 billion, respectively.

Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the last nine months of 2020 due to the COVID-19 pandemic and such suspension has been extended through May 31, 2021. As a result of COVID-19, including the issuance of future cruise credits for suspended voyages in 2020, the suspension of voyages through May 31, 2021 and modifications to our payment and cancellation policies, there has been a significant decline in the contract liability balance as of December 31, 2020.

Practical Expedients and Exemptions

We do not disclose information about remaining performance obligations that have original expected durations of one year or less. We recognize revenue in an amount that corresponds directly with the value to the customer of our performance completed to date. Variable consideration, which will be determined based on a future rate and passenger count, is excluded from the disclosure and these amounts are not material. These variable non-disclosed contractual amounts relate to non-cancelable charter agreements and a leasing arrangement with a certain port, both of which are long-term in nature. Amounts that are fixed in nature due to the application of minimum guarantees are also not material and are not disclosed.

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $41.3 million and $143.5 million as of December 31, 2020 and 2019, respectively. Costs to fulfill contracts with customers were $5.5 million and $49.7 million as of December 31, 2020 and 2019, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $171.5 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the year ended December 31, 2020.

4.          Goodwill and Intangible Assets

We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. In March 2020, the Company announced a voluntary suspension of all cruise voyages for its three brands, which has subsequently been extended through May 31, 2021. Due to the temporary suspension of voyages and decline in our stock price, we performed interim goodwill and trade name impairment tests as of March 31, 2020. We refer you to Note 10 – “Fair Value Measurements and Derivatives” for information on our valuation assumptions.

The changes in the carrying amount of goodwill for each reporting unit for the year ended December 31, 2020 are as follows (in thousands):

	Reporting Unit
	Norwegian		Regent
	Cruise	Oceania	Seven Seas	Total
	Line	Cruises	Cruises	Goodwill
Balance, December 31, 2019	$403,805	$523,026	$462,100	$1,388,931
Impairment loss	(403,805)	(523,026)	(363,966)	(1,290,797)
Balance, December 31, 2020	$—	$—	$98,134	$98,134

We also impaired our trade names for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our trade names was $500.5 million, which consists of $207.5 million for Norwegian Cruise Line, $140.0 million for Oceania Cruises and $153.0 million for Regent Seven Seas Cruises.

The gross carrying amounts of intangible assets included within other long-term assets, the related accumulated amortization, the net carrying amounts and the weighted-average amortization periods of the Company’s intangible assets are listed in the following tables (in thousands, except amortization period):

	December 31, 2020
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(120,000)	$—	6.0
License	750	(406)	344	10.0
Total intangible assets subject to amortization	$120,750	$(120,406)	$344

	December 31, 2019
				Weighted-
				Average
	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period (Years)
Customer relationships	$120,000	$(110,169)	$9,831	6.0
Licenses	750	(331)	419	10.0
Total intangible assets subject to amortization	$120,750	$(110,500)	$10,250

The aggregate amortization expense is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$9,906	$18,488	$26,163

The following table sets forth the Company’s estimated aggregate amortization expense for each of the five years below (in thousands):

Amortization
Year ended December 31,	Expense
2021	$75
2022	75
2023	75
2024	75
2025	44

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

The components of lease expense and revenue were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$19,406	$31,596
Variable lease expense	9,705	14,284
Short-term lease expense	11,076	50,832
Finance lease cost:
Amortization of right-of-use assets	1,924	1,765
Interest on lease liabilities	1,072	1,239
Operating lease revenue	173	446
Sublease income	1,616	1,615

Total expense under non-cancelable operating leases, primarily for offices, motor vehicles and office equipment was $16.9 million for the year ended December 31, 2018 under the previous lease accounting standard (ASC 840).

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2020	December 31, 2019
Operating leases
Right-of-use assets	Other long-term assets	$209,037	$236,604
Current operating lease liabilities	Accrued expenses and other liabilities	17,700	39,126
Non-current operating lease liabilities	Other long-term liabilities	185,414	207,243

Finance leases
Right-of-use assets	Property and equipment, net	11,948	13,873
Current finance lease liabilities	Current portion of long-term debt	5,143	6,419
Non-current finance lease liabilities	Long-term debt	4,648	8,812

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$70,555	$75,539
Operating cash outflows from finance leases	898	1,051
Financing cash outflows from finance leases	4,078	2,826

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	823	24,834
Finance leases	—	705

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years) - operating leases	7.36	8.30
Weighted average remaining lease term (years) - finance leases	2.89	3.65
Weighted average discount rate - operating leases	3.96%	3.76%
Weighted average discount rate - finance leases	7.75%	7.47%

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
	leases	leases
2021	$27,371	$4,891
2022	32,105	3,910
2023	31,866	683
2024	32,065	630
2025	31,827	544
Thereafter	80,951	38
Total	236,185	10,696
Less: Present value discount	(33,071)	(905)
Present value of lease liabilities	$203,114	$9,791

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

Impact of COVID-19

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. As of December 31, 2020, our port facilities were remeasured with a downward adjustment of $17.7 million to both other long-term assets and accrued expenses and other liabilities. Another $2.1 million was reclassified from accrued expenses and other liabilities to other long-term assets as a result of contractual extensions. As the full amount of the concession will not be determinable until the force majeure period under the related arrangements has ended, further remeasurements will be required. During the contingency period, we are recognizing lease expense for these port facilities as incurred.

Leases That Have Not Yet Commenced

We have multiple agreements that have been executed where the lease term has not commenced as of December 31, 2020. These are primarily related to our rights to use certain port facilities which were under construction during 2020. Although we may have provided design input, construction management services, or advances related to these assets, we have determined that we did not control these assets during the period of construction. As of December 31, 2020, these agreements are under force majeure and are now not expected to commence until the second or third quarter of 2021. These port facilities have undiscounted minimum annual guarantees of approximately $1.2 billion of passenger fees.

6.          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(51,704)	(51,642)		(62)
Amounts reclassified into earnings	107,077	106,670	(1)	407	(2)
Accumulated other comprehensive income (loss) at end of period	$(241,830)	$(234,981)	(3)	$(6,849)

	Year Ended December 31, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive loss before reclassifications	(125,323)	(123,015)		(2,308)
Amounts reclassified into earnings	(8,520)	(8,898)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(297,203)	$(290,009)		$(7,194)

	Year Ended December 31, 2018
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$25,253	$33,214		$(7,961)
Current period other comprehensive income (loss) before reclassifications	(158,943)	(161,214)		2,271
Amounts reclassified into earnings	(29,670)	(30,096)	(1)	426	(2)
Accumulated other comprehensive income (loss) at end of period	$(163,360)	$(158,096)		$(5,264)
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $62.7 million of loss expected to be reclassified into earnings in the next 12 months.

7.          Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Ships	$14,528,133	$14,154,578
Ships improvements	2,109,015	1,865,272
Ships under construction	376,062	387,749
Land and land improvements	58,370	38,375
Other	765,739	672,975
	17,837,319	17,118,949
Less: accumulated depreciation	(4,426,093)	(3,983,612)
Property and equipment, net	$13,411,226	$13,135,337

The increase in ships was primarily due to the addition of Seven Seas Splendor. The Company capitalized approximately $341.5 million of costs associated with ship improvements. In 2020, one ship had significant improvements that extended the weighted average useful life of the vessel. Accordingly, we have updated our estimate of both its useful life and residual value based on the new weighted average useful life of its current components. The impact of the change in estimate is accounted for on a prospective basis and is not material. Fully depreciated assets on the vessel were also removed from the ship and ship improvement’s cost and accumulated depreciation. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $707.9 million, $627.7 million and $534.9 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $129.9 million, $199.7 million and $199.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $25.2 million, $32.9 million and $30.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8.          Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2020	2019	Through	2020	2019

				(in thousands)
$875.0 million senior secured Revolving Loan Facility	1.90%	—	2024	$875,000	$—
$75.0 million revolving credit line	—	2.75%	2020	—	75,000
Term Loan A Facility	1.93%	3.06%	2024	1,536,417	1,565,512
$400.0 million L. Catterton exchangeable notes (1)	7.00%	—	2026	638,185	—
$862.5 million 6.000% exchangeable notes (2)	6.00%	—	2024	1,444,889	—
$450.0 million 5.375% exchangeable notes (3)	5.38%	—	2025	608,645	—
$675.0 million 12.25% senior secured notes (4)	12.25%	—	2024	650,178	—
$750.0 million 10.25% senior secured notes	10.25%	—	2026	739,295	—
$850.0 million 5.875% senior unsecured notes	5.88%	—	2026	837,659	—
$565.0 million 3.625% senior unsecured notes	3.63%	3.63%	2024	560,019	558,781
$260 million Norwegian Jewel term loan	1.52%	2.54%	2022	221,718	221,860
$230 million Pride of America term loan	1.15%	2.81%	2022	229,558	229,621
€529.8 million Breakaway one loan (5)	1.15%	2.84%	2025	307,529	305,969
€529.8 million Breakaway two loan (5)	3.90%	4.10%	2026	343,214	370,531
€590.5 million Breakaway three loan (5)	2.83%	2.98%	2027	481,085	478,665
€729.9 million Breakaway four loan (5)	2.85%	2.98%	2029	633,699	630,088
€710.8 million Seahawk 1 term loan (5)	3.69%	3.92%	2030	695,843	692,150
€748.7 million Seahawk 2 term loan (5)	3.71%	3.92%	2031	860,212	856,188
Leonardo newbuild one loan	2.68%	2.68%	2034	95,563	48,009
Leonardo newbuild two loan	2.77%	2.77%	2035	48,009	48,009
Leonardo newbuild three loan	1.22%	1.22%	2036	46,519	42,700
Leonardo newbuild four loan	1.31%	1.31%	2037	46,519	42,700
Splendor newbuild loan	2.97%	—	2032	402,177	—
Explorer newbuild loan	3.39%	3.43%	2028	251,634	242,449
Marina newbuild loan	1.03%	2.75%	2025	134,821	156,319
Riviera newbuild loan	0.96%	2.48%	2024	203,038	202,233
Term loan - newbuild related	2.50%	—	2021	26,387	—
Finance lease and license obligations	Various	Various	2028	27,547	34,909
Total debt				12,945,359	6,801,693
Less: current portion of long-term debt				(124,885)	(746,358)
Total long-term debt				$12,820,474	$6,055,335
(1)	Includes a conversion option of $623.2 million and related debt discount of $399.4 million as of December 31, 2020.
(2)	Includes a conversion option of $921.0 million and related debt discount of $309.8 million as of December 31, 2020.
(3)	Includes a conversion option of $311.9 million and related debt discount of $142.4 million as of December 31, 2020.
(4)	Includes original issue discount of $5.9 million as of December 31, 2020.
(5)	Currently U.S. dollar-denominated.

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

In July 2020, NCLC entered into a EUR 31.2 million loan facility for newbuild related payments. The facility bears interest at a rate of 2.5% per annum. As of December 31, 2020, EUR 21.6 million was drawn under this facility and now matures on April 15, 2022.

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

After the end of the Deferral Period, the deferred amounts will amortize in eight equal semiannual installments. See “—2021 Debt Modifications” below for amendments to these facilities subsequent to December 31, 2020.

Also, in April 2020, NCLC amended its $230 million credit agreement, dated as of January 10, 2019, with Nordea Bank ABP, New York Branch, as administrative agent, and certain other lenders. The amendment extends the maturity date of the term loan to January 10, 2022. From January 10, 2021 to January 10, 2022, the loan shall accrue interest at a per annum rate based on LIBOR plus a margin of 1.75% in the case of Eurocurrency loans or at a per annum rate based on the base rate plus a margin of 0.75% in the case of base rate loans.

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

NCLC entered into a Fifth Amended and Restated Credit Agreement, dated as of May 8, 2020 (the “Fifth ARCA”), with a subsidiary of NCLC, as co-borrower and JPMorgan Chase Bank, N.A., as administrative agent, and lenders holding 87.57% of the term loans outstanding (the “Fifth ARCA Deferring Lenders”). This revised facility provides that, among other things, (a) amortization payments due within the first year after effectiveness on the loans under the Term Loan A Facility held by the Fifth ARCA Deferring Lenders will be deferred and (b) the principal amount so deferred will constitute a separate tranche of loans (the “Deferred Term Loan A”). The Deferred Term Loan A will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the deferral period, the

Deferred Term Loan A will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term Loan A, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term Loan A outstanding. The Term Loan A Facility (other than the Deferred Term Loan A) that is held by the Fifth ARCA Deferring Lenders shall constitute a separate class of loans (the “Term Loan A-1”), with the same terms as the Term Loan A Facility under the Fourth Amended and Restated Credit Agreement, except that the amortization payments on the Term Loan A-1 shall be deferred during the deferral period. The portion of the Term Loan A Facility that is held by lenders other than the Fifth ARCA Deferring Lenders shall constitute a separate class of loans (the “Legacy Term Loan A”) with the same terms as the Term Loan A Facility under the Fourth Amended and Restated Credit Agreement. See “—2021 Debt Modifications” below for amendments to this facility subsequent to December 31, 2020.

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

After the end of the Deferral Period, the Deferred Loans will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Loans, in semiannual installments. Consistent with our amendments to our Hermes-backed credit facilities described above, the Supplemental Agreements provide financial covenant relief and additional restrictions on restricted payments and certain other covenants were added. See “—2021 Debt Modifications” below for amendments to these facilities subsequent to December 31, 2020.

The above modifications resulted in aggregate modification costs of $17.3 million and a loss on extinguishment of debt of $5.0 million, which are recognized in interest expense, net for the year ended December 31, 2020.

Secured Notes

In May 2020, NCLC conducted a private offering of $675.0 million aggregate principal amount of 12.25% senior secured notes due May 15, 2024 (the “2024 Senior Secured Notes”) at 99% original issue discount. The 2024 Senior Secured Notes pay interest at 12.25% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively. NCLC may redeem the 2024 Senior Secured Notes, in whole or part, at any time prior to February 15, 2024, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2024 Senior Secured Notes, in whole or in part, on or after February 15, 2024, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to February 15, 2022, NCLC may choose to redeem up to 35% of the aggregate principal amount of the 2024 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 112.25% of the principal amount of the 2024 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2024 Senior Secured Notes issued remains outstanding following such redemption.

The 2024 Senior Secured Notes are secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain subsidiary guarantors, two of our vessels, our material intellectual property and two islands that we use in the operations of our cruise business. The 2024 Senior Secured Notes are also guaranteed by our subsidiaries that own the property that secures the 2024 Senior Secured Notes as well as certain additional subsidiaries whose assets do not secure the 2024 Senior Secured Notes.

In July 2020, NCLC conducted a private offering of $750.0 million aggregate principal amount of 10.25% senior secured notes due February 1, 2026 (the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes pay interest at 10.25% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively. NCLC may redeem the 2026 Senior Secured Notes, in whole or part, at any time prior to August 1, 2023, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Secured Notes, in whole or in part, on or after August 1, 2023, at the redemption prices set forth in the indenture for the 2026 Senior Secures Notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to August 1, 2023, NCLC may choose to redeem up to 35% of the aggregate principal amount of the 2026 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 110.25% of the principal amount of the 2026 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2026 Senior Secured Notes issued remains outstanding following such redemption.

NCLC used a portion of the proceeds from the offering of the 2026 Senior Secured Notes to repay the $675 million principal amount plus accrued and unpaid interest outstanding under the Epic Credit Facility, which was secured by the Norwegian Epic. Following the termination of the Epic Credit Facility, the vessel owned and operated by Norwegian Epic, Ltd. was released as collateral, thereby enabling the 2026 Senior Secured Notes and certain of the related guarantees to be secured by a first-priority security interest in, among other things and subject to certain agreed security principles, the Norwegian Epic. The repayment and termination of the Epic Credit Facility resulted in a loss on extinguishment of $5.5 million, which was recognized in interest expense, net for the year ended December 31, 2020.

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

Exchangeable Notes

In May 2020, NCLC conducted a private offering of $862.5 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively.

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

The Private Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their Private Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged Private Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be approximately 82.6446 ordinary shares per $1,000 principal amount of Private Exchangeable Notes (equivalent to an initial exchange price of $12.10 per ordinary share). The maximum exchange rate is 90.9090 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. NCLC has the right to redeem all or a portion of the Private Exchange Notes at any time after the third anniversary of the issuance date at a price equal to 100% of the accreted principal amount thereof if the market closing price of NCLH’s ordinary shares has been at least 250% of the per share price implied by the exchange rate then in effect for at least 20 trading days during any 30 consecutive trading day period.

In July 2020, NCLC conducted a private offering of $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

The 2024 Exchangeable Notes, 2025 Exchangeable Notes and Private Exchangeable Notes contain equity conversion options with a value of $1.9 billion as of December 31, 2020, which have been bifurcated from the debt host contracts. We refer you to Note 10 – “Fair Value Measurements and Derivatives” for further information. The net carrying amounts of the liability components of our exchangeable notes consist of the following (in thousands):

December 31,
2020
Principal amount	$1,726,811
Less: Unamortized debt discount, including deferred financing fees	(891,236)
Net carrying value	$835,575

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.4 years, 4.6 years and 5.4 years for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and Private Exchangeable Notes, respectively.

The following table presents the interest expense recognized related to the exchangeable notes (in thousands):

Year Ended
December 31, 2020
Interest expense, including amortization of debt discounts and coupon interest	$130,949

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

Unsecured Notes

In December 2020, NCLC conducted a private offering of $850.0 million aggregate principal amount of 5.875% senior secured notes due March 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes pay interest at 5.875% per annum, semiannually on March 15 and September 15 of each year, commencing on March 15, 2021, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCLC may redeem the 2026 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2025, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Unsecured Notes, in whole or in part, on or after December 15, 2025, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to December 15, 2022, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2026 Senior Unsecured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 105.875% of the principal amount of the 2026 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2026 Senior Unsecured Notes issued remains outstanding following such redemption.

The indenture governing the 2026 Senior Unsecured Notes includes requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

2021 Modifications

On January 29, 2021, NCLC entered into an amendment agreement (the “First Amendment”), which amends the Fifth ARCA (as amended by the First Amendment, the “Senior Secured Credit Facility”). The First Amendment provides that, among other things, (a) amortization payments due between the First Amendment effective date and prior to June 30, 2022 (the “First Amendment Deferral Period”) on the Legacy Term Loan A and Term Loan A-1 held by lenders that have consented to such deferral (the “First Amendment Deferring Lenders”) are deferred and such deferred principal amount constitutes a separate tranche of loans (the “Deferred Term Loan A-1”) and (b) the Deferred Term Loan A loans of First Amendment Deferring Lenders were converted into Deferred Term Loan A-1 loans. The Legacy Term Loan A and Term Loan A-1 that were held by the First Amendment Deferring Lenders (other than amounts converted into the Deferred Term Loan A-1) constitute a separate tranche of loans (the “Term Loan A-2”), with the same terms as the Legacy Term Loan A and Term Loan A-1 under the Fifth ARCA, except that amortization payments on the Term Loan A-2 shall be deferred during the First Amendment Deferral Period and thereafter such Term Loan A-2 will amortize in an aggregate principal amount equal to approximately 5.88% per annum and the interest rate for Term Loan A-2 shall be modified as described below. The Deferred Term Loan A-1 will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the First Amendment Deferral Period, the Deferred Term Loan A-1 will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term Loan A-1 outstanding immediately after the consummation of the First Amendment, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term Loan A-1 outstanding. The Legacy Term Loan A, Term Loan A-1 and Deferred Term Loan A that were held by lenders other than the First Amendment Deferring Lenders constitute separate classes of loans and were unchanged. The First Amendment resulted in deferred amortization payments aggregating approximately $70 million prior to June 30, 2022.

The First Amendment provides that, (a) from the First Amendment effective date to and including December 31, 2022 (the “Covenant Relief Period”) the testing of the loan to value, debt to capitalization and EBITDA to debt service covenants under the Senior Secured Credit Facility will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity, certified on a monthly basis. During the Covenant Relief Period the interest rate for Term Loan A-2 and revolving loans held by Lenders that consented to the First Amendment will be LIBOR plus 2.00% (or base rate plus 1.00%) with decreases subject to a leverage-based pricing grid. The First Amendment also makes certain other changes to the Senior Secured Credit Facility, including tightening certain of the baskets applicable to our ability make certain asset dispositions, investments and restricted payments.

In addition, in February 2021, NCLC amended all of its export-credit backed facilities to defer amortization payments aggregating approximately $680 million through March 31, 2022 and/or make certain changes in respect of covenants and undertakings contained therein.

The facilities that finance Norwegian Breakaway, Norwegian Getaway, Norwegian Escape, Norwegian Joy, Norwegian Bliss, Norwegian Encore, Seven Seas Explorer, Seven Seas Splendor, Riviera and Marina were amended to provide that, among other things, (a) amortization payments due from April 1, 2021 to March 31, 2022 (the “Second Deferral Period”) on the loans will be deferred and (b) the principal amounts so deferred will constitute separate tranches of loans under the facilities. The separate tranches of loans will accrue interest at a floating rate per annum based on six-month LIBOR plus a margin as follows:

Margin
€529.8 million Breakaway one loan (Norwegian Breakaway)	1.10%
€529.8 million Breakaway two loan (Norwegian Getaway)	1.40%
€590.5 million Breakaway three loan (Norwegian Escape)	1.50%
€729.9 million Breakaway four loan (Norwegian Joy)	1.50%
€710.8 million Seahawk 1 term loan (Norwegian Bliss)	1.20%
€748.7 million Seahawk 2 term loan (Norwegian Encore)	1.20%
Explorer newbuild loan	3.00%
Splendor newbuild loan	1.95%
Marina newbuild loan	0.75%
Riviera newbuild loan	0.75%

After the end of the Second Deferral Period, the deferred loans will amortize in an aggregate principal amount equal to 20% per annum of the deferred loans, in semiannual installments.

In addition, all of NCLC’s export-credit backed facilities were amended to provide that, from the effective date of the amendments to and including December 31, 2022, certain of the financial covenants under such facilities will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity. The amendments also made certain other changes to the facilities, including imposing further restrictions on NCLC’s ability to incur debt, create security, issue equity and make dividends and other distributions.

Interest Expense

Interest expense, net for the year ended December 31, 2020 was $520.1 million which included $42.2 million of amortization of deferred financing fees and a $27.8 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2019 was $272.9 million which included $27.5 million of amortization of deferred financing fees and a $16.7 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2018 was $270.4 million which included $31.4 million of amortization of deferred financing fees and a $6.3 million loss on extinguishment and modification of debt.

Debt Repayments

As a result of the aforementioned executed amendments, we have reclassified $671.1 million of debt which was originally classified as a current liability based on the contractual maturities outstanding at December 31, 2020 to long-term debt. The following are scheduled principal repayments on long-term debt, including finance lease obligations, as of December 31, 2020 for each of the next five years (in thousands):

Year	Amount
2021	$124,829
2022	1,192,923
2023	917,893
2024	5,051,867
2025	1,045,773
Thereafter	3,818,798
Total	$12,152,083

We had an accrued interest liability of $101.9 million and $33.3 million as of December 31, 2020 and 2019, respectively.

Debt Covenants

At December 31, 2020, we were in compliance with all of our debt covenants. Subsequent to December 31, 2020, we have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. If we do not continue to remain in compliance with our covenants, including following the expiration of any current waivers, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

9.          Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee are all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which are currently held by the Private Investor. The terms of the Indenture are more fully described under Note 8 — “Long-Term Debt”. Based on the initial exchange rate, the Private Investor beneficially owned over 10% of NCLH’s outstanding ordinary shares as of December 31, 2020. The initial exchange rate in the Private Exchangeable Notes may be adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not exceed 46,577,947. The Private Exchangeable Notes also contain certain anti-dilution provisions that could subject the exchange rate to additional adjustment if certain events occur.

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

As of December 31, 2020, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 596 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023. Beginning in July 2020, our fuel swaps designated as hedges for heavy fuel oil failed the effectiveness tests required for recognition within accumulated other comprehensive income (loss). As a result, the change in fair value related to these fuel swaps have been recognized in other income (expense), net for July through September of 2020. On November 1, 2020, the approximately 197 thousand metric tons of fuel hedges for heavy fuel oil maturing through December 31, 2022 were dedesignated as cash flow hedges.

As of December 31, 2020, we had fuel swaps which were not designated as cash flow hedges. Due to a decrease in forecasted fuel consumption resulting from voyage cancellations due to COVID-19, we released into earnings fuel hedges of approximately 89 thousand metric tons of fuel as these forecasted transactions were no longer probable of occurring. The agreements mature through September 30, 2021.

As of December 31, 2020, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.9 billion, or $2.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2020.

As of December 31, 2020, we had interest rate swaps and collars which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.7 billion as of December 31, 2020.

As of December 31, 2020, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of December 31, 2020 were 62.7 million, 24.0 million and 34.2 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and Private Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2020	2019	2020	2019
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Other long-term assets	$—	$277	$—	$—
	Accrued expenses and other liabilities	—	2,300	35,973	18,257
	Other long-term liabilities	—	683	28,947	17,763
Foreign currency contracts
	Prepaid expenses and other assets	5,779	—	—	—
	Other long-term assets	43,250	—	—	—
	Accrued expenses and other liabilities	—	—	14,778	33,475
	Other long-term liabilities	6,821	169	44,938	118,500
Interest rate contracts
	Accrued expenses and other liabilities	—	—	6,776	2,178
	Other long-term liabilities	—	—	452	1,861
Total derivatives designated as hedging instruments		$55,850	$3,429	$131,864	$192,034

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Accrued expenses and other liabilities	$546	$—	$6,732	$—
	Other long-term liabilities	—	—	3,534	—
Debt conversion options	Exchangeable notes	—	—	1,856,145	—
Total derivatives not designated as hedging instruments		$546	$—	$1,866,411	$—
Total derivatives		$56,396	$3,429	$1,998,275	$192,034

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$49,029	$—	$49,029	$(49,029)	$—
Liabilities	1,998,275	(7,367)	1,990,908	(1,913,496)	77,412

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2019	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$277	$—	$277	$—	$277
Liabilities	192,034	(3,152)	188,882	(149,863)	39,019

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2020	2019	2018		2020	2019	2018
Fuel contracts	$(157,669)	$46,154	$(52,949)	Fuel	$(45,488)	$14,093	$34,410
Fuel contracts	—	—	—	Other income (expense), net	(49,653)	—	—
Foreign currency contracts	116,496	(163,197)	(108,911)	Depreciation and amortization	(4,929)	(3,062)	(3,463)
Interest rate contracts	(10,469)	(5,972)	646	Interest expense, net	(6,600)	(2,133)	(851)
Total gain (loss) recognized in other comprehensive income	$(51,642)	$(123,015)	$(161,214)		$(106,670)	$8,898	$30,096

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2020
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$264,712	$717,840	$520,063	(984,501)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(45,488)	—	—	—
Foreign currency contracts	—	(4,929)	—	—
Interest rate contracts	—	—	(6,600)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(49,653)

Amount of gain recognized in income as a result of failing effectiveness tests
Fuel contracts	—	—	—	5,507

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Depreciation			Depreciation
		and	Interest		and	Interest
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$409,602	$646,188	$272,867	$392,685	$561,060	$270,404

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	14,093	—	—	34,410	—	—
Foreign currency contracts	—	(3,062)	—	—	(3,463)	—
Interest rate contracts	—	—	(2,133)	—	—	(851)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2020	2019	2018
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$20,932	$—	$—
Debt conversion options	Other income (expense), net	(938,614)	—	—

Long-Term Debt

As of December 31, 2020 and 2019, the fair value of our long-term debt, including the current portion, was $14,197.8 million and $6,957.8 million, respectively, which was $1,047.0 million higher and $31.3 million higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

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

The Step 1 Test used discounted future cash flows and other market data to determine the estimated fair value of the reporting units at March 31, 2020, which are all considered Level 3 inputs. Our discounted cash flow valuation reflected our principal assumptions of 1) forecasted future operating results and growth rates, which have been prepared under multiple scenarios and are probability weighted, 2) forecasted capital expenditures for fleet growth and ship improvements and 3) a weighted average cost of capital of market participants. Historically, our Step 1 Test consisted of a combined approach using discounted future cash flows and market multiples to determine the estimated fair value of the reporting units. However, beginning with the Step 1 Test performed as of March 31, 2020 as a result of triggering events, the market multiples were used solely as a corroboratory approach given the impact of COVID-19 on the current year’s results, as of the valuation date, as well as prospective results including the lack of any guidance provided, which were not available for our peers. We concluded that this approach is the most representative method to estimate fair value as it utilizes expectations of long-term growth as well as current market conditions. For the trade names, we used the relief from royalty method, which uses the same forecasts and discount rates from the discounted cash flow valuation in the goodwill assessment along with a trade name royalty rate assumption. We believe that we made reasonable estimates and judgments. As of December 31, 2020, our annual review supports the carrying value of these assets; however, a change in our estimated future operating cash flows may result in a decline in estimated fair value in future periods, which may result in a need to recognize additional impairment charges.

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

NCLH Share Option Awards

There were no time-based share option awards granted for the years ended December 31, 2020, 2019 and 2018 or performance-based share option awards granted for the year ended December 31, 2020 and 2019. The performance-based options awarded to our President and Chief Executive Officer in August 2015 were subject to performance conditions such that the number of awards that ultimately vested depended on the adjusted earnings per share (“Adjusted EPS”) and adjusted return on invested capital (“Adjusted ROIC”) achieved by NCLH during the performance period compared to targets established at the award date. Although the terms of the performance-based awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, it was determined that a mutual understanding of the key terms and conditions of these awards had been ascertained in 2018. In 2018, the grant date was therefore established for performance-based awards granted in prior years. The fair value of each performance-based option award is estimated on the date of grant using the Black-Scholes option-pricing model.

The estimated fair value of the share options is amortized over the requisite service period using the straight-line method. The assumptions used within the option-pricing model for the performance-based awards are as follows:

2018
Dividend yield	—%
Expected share price volatility	31.50% - 32.20%
Risk-free interest rate	2.48% - 2.58%
Expected term	3.72 - 4.22 years

Expected volatility was determined based on the historical share prices in our industry. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term at grant date. The expected term was calculated under the simplified method.

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2020	4,918,554	115,489	208,333	$51.84	$59.11	$59.43	5.42	$33,413
Exercised	(48,221)	(906)	—	44.38	19.00	—
Forfeited and cancelled	(345,126)	—	—	51.24	—	—
Outstanding as of December 31, 2020	4,525,207	114,583	208,333	$51.96	$59.43	$59.43	4.42	$—
Vested and expected to vest as of December 31, 2020	4,525,207	114,583	—	$51.96	$59.43	$—	4.42	$—
Exercisable as of December 31, 2020	4,525,207	114,583	—	$51.96	$59.43	$—	4.42	$—

The weighted-average grant-date fair value of performance-based options granted (or where a grant date had not been previously established, the fair value recognized) during the year ended December 31, 2018 was $15.20. The total intrinsic value of share options exercised during 2020, 2019 and 2018 was $0.6 million, $13.3 million and $16.7 million, respectively, and total cash received by the Company from exercises was $2.2 million, $28.3 million and $25.8 million, respectively. As of December 31, 2020, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

On July 27, 2020, NCLH granted 2.5 million time-based RSU awards to our employees, which vest on July 27, 2022. Additionally, on July 27, 2020, NCLH granted 0.3 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain non-financial performance hurdles and generally require continued employment through July 27, 2022.

On March 2, 2020, NCLH granted to certain employees 2.4 million time-based RSU awards which vest equally over three years. Also on March 2, 2020, NCLH granted to certain members of our management team 0.6 million performance-based RSU awards, which vest upon the achievement of certain pre-established performance targets and which amount assumes the maximum level of achievement.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant. The performance-based RSUs awarded to certain members of our management team are subject to performance conditions such that the number of shares that ultimately vest depends on the Adjusted EPS and Adjusted ROIC achieved by the Company during the performance period compared to targets established at the award date or other non-financial targets. Although the terms of the performance-based RSU awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, a mutual understanding of the key terms and conditions of these awards has been ascertained. NCLH remeasures the probability and the cumulative share-based compensation expense of the awards each reporting period until vesting or forfeiture occurs.

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2020	3,245,625	$54.94	1,129,396		$56.09	50,000	$59.43
Granted	5,380,123	23.69	945,598	(1)	27.75	—	—
Vested	(1,610,315)	54.01	(192,523)		56.27	—	—
Forfeited or expired	(351,508)	43.53	(317,287)		53.72	—	—
Non-vested as of December 31, 2020	6,663,925	$30.54	1,565,184		$39.42	50,000	$59.43
Non-vested and expected to vest as of December 31, 2020	6,663,925	$30.54	981,098		$41.71	—	$—
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2020, there were total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $127.8 million, $6.1 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.7 years, 1.0 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2020, 2019 and 2018 were $15.4 million, $20.9 million and $13.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2020 and 2019, we had a liability for payroll withholdings received of $1.4 million and $2.1 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2020	2019	2018

Payroll and related (1)	$21,190	$17,597	$15,629
Marketing, general and administrative (2)	90,107	77,458	100,354
Total share-based compensation expense	$111,297	$95,055	$115,983
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

Certain employees are employed pursuant to agreements that provide for severance payments. Severance is generally only payable upon an involuntary termination of the employment by us without cause or a termination by the employee for good reason. Severance generally includes a series of cash payments based on the employee’s base salary and our payment of the employee’s continued medical benefits for the applicable severance period.

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In the past, we made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. Due to the COVID-19 pandemic, we paused our matching contributions under the 401(k) Plan until further notice. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”).

Our matching contributions are reduced by amounts forfeited by those employees who leave the 401(k) Plan prior to vesting fully in the matching contributions. Forfeited contributions of $0.2 million, $0.2 million and $0.3 million were utilized in the years ended December 31, 2020, 2019 and 2018, respectively.

We recorded total expenses related to the above 401(k) Plan of $2.8 million, $9.1 million and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.9 million was included in accrued expenses and other liabilities as of December 31, 2020 and 2019, and $30.7 million and $27.8 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2020 and 2019, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2020	2019	2018
Pension expense:
Service cost	$2,665	$2,135	$2,167
Interest cost	895	1,001	857
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	29	—	51
Total pension expense	$3,967	$3,514	$3,453
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$28,695	$24,318	$24,587
Service cost	2,665	2,135	2,167
Interest cost	895	1,001	857
Actuarial (gain) loss	62	2,308	(2,271)
Direct benefit payments	(698)	(1,067)	(1,022)
Projected benefit obligation at end of year	$31,619	$28,695	$24,318
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$31,619	$28,695	$24,318

	For the Year Ended December 31,
	2020	2019	2018
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(3,403)	$(3,781)	$(4,159)
Accumulated actuarial loss	(3,446)	(3,413)	(1,105)
Accumulated other comprehensive income (loss)	$(6,849)	$(7,194)	$(5,264)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2020, 2019 and 2018 were 3.2%, 4.2% and 3.6%, respectively, and the actuarial loss is amortized over 18.57 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2021	$918
2022	989
2023	1,118
2024	1,224
2025	1,339
Next five years	11,004

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

For the taxable years ended 2020, 2019 and 2018, NCLC was treated as a disregarded entity for U.S. federal income tax purposes and will be going forward. Two of NCLC’s subsidiaries file a U.S. federal income tax return.

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Bermuda	$—	$—	$—
Foreign - Other	(4,986,613)	914,001	974,172
Net income (loss) before income taxes	$(4,986,613)	$914,001	$974,172

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Bermuda	$—	$—	$—
United States	(326)	837	(836)
Foreign - Other	(5,502)	(6,294)	(5,371)
Total current:	(5,828)	(5,457)	(6,207)
Deferred:
Bermuda	—	—	—
United States	(15,613)	32,315	(2,001)
Foreign - Other	(129)	347	226
Total deferred:	(15,742)	32,662	(1,775)
Income tax benefit (expense)	$(21,570)	$27,205	$(7,982)

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	17,051	(9,819)	(11,119)
Tax contingencies	(626)	(206)	(6)
Return to provision adjustments	9	1,538	3,055
Benefit (expense) from change in tax rate	—	(7)	88
Valuation allowance	(38,004)	35,699	—
Income tax benefit (expense)	$(21,570)	$27,205	$(7,982)

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Loss carryforwards	$77,093	$54,122
Other	4,561	2,356
Valuation allowance	(42,876)	(5,847)
Total net deferred assets	38,778	50,631
Deferred tax liabilities:
Property and equipment	(36,463)	(34,724)
Total deferred tax liabilities	(36,463)	(34,724)
Net deferred tax asset (liability)	$2,315	$15,907

We have U.S. net operating loss carryforwards of $352.9 million and $238.8 million for the years ended December 31, 2020 and 2019, respectively, which begin to expire in 2030, a portion of which relate to Prestige discussed further below. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the cruise industry and broader economy. Based on the weight of available evidence, we have recorded a valuation allowance during the fourth quarter of 2020 in the amount of $39.6 million with respect to the U.S. net deferred tax assets in one of our U.S. and several of our foreign subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $13.4 million and $13.3 million for the years ended December 31, 2020 and 2019, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with our branch operations in the U.K. for which we have provided a full valuation allowance. We had U.K. net operating loss carryforwards of $5.5 million for the year ended December 31, 2019; however, there are no outstanding net loss carryforwards as of December 31, 2020.

Included above are deferred tax assets associated with Prestige. We have U.S. net operating loss carryforwards of $155.0 million and $145.0 million for the years ended December 31, 2020 and 2019, respectively, which begin to expire in 2030. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of

Prestige, for which we had previously provided a full valuation allowance. During the first quarter of 2019, we completed a Section 382 study that determined the amount of the Prestige net operations loss carryforwards that could be utilized against future taxable income resulting in a tax benefit of $35.7 million in connection with the reversal of substantially all of the Prestige valuation allowance. In the fourth quarter of 2020, the valuation allowance recognized includes $30.0 million on the Prestige U.S. net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	As of December 31,
	2020	2019
Unrecognized tax benefits, beginning of the year	$732	$532
Gross increases in tax positions from prior periods	620	200
Unrecognized tax benefits, end of year	$1,352	$732

If the $1.4 million of unrecognized tax benefits at December 31, 2020 were recognized, our effective tax rate would be minimally affected. We believe that there will not be a significant increase or decrease to the tax positions within 12 months of the reporting date. We recognize interest and penalties related to unrecognized tax benefits in income tax benefit (expense).

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2017, except for years in which NOLs generated prior to 2017 are utilized.

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

13.         Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, Project Leonardo will introduce six additional ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,300 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.1 billion, or $8.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2020.

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

As of December 31, 2020, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2021	$463,549
2022	1,118,430
2023	2,168,127
2024	1,092,766
2025	1,758,314
Thereafter	1,870,807
Total minimum annual payments	$8,471,993

Subsequent to December 31, 2020, $194.1 million of payments anticipated in 2021 have been deferred and we have a memorandum of agreement in place to finance another $35.2 million.

Port Facility Commitments

As of December 31, 2020, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2021	$71,691
2022	71,296
2023	71,460
2024	75,822
2025	70,132
Thereafter	1,707,376
Total port facility future commitments	$2,067,777

Our port facilities agreements generally include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2020, we have in place approximately £39.3 million of security guarantees for our brands as well as a consumer protection policy covering up to £48.3 million. The Company has provided approximately $30.5 million in cash to secure all the financial security guarantees required.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of December 31, 2020, we are unable to reasonably estimate any potential contingent loss from these matters.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.0 billion at December 31, 2020 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased.

As of December 31, 2020, we had a reserve of approximately $200 million with a credit card processor recognized in other long-term assets, and in January 2021, we provided additional cash collateral of $250 million. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of December 31, 2020, the exposure was approximately $780 million. The reserve shortfall of approximately $330 million, after taking into effect the January additional collateral provided, will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to find new credit card processors, pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

14.         Other Income (Expense), Net

Other income (expense), net was expense of $984.5 million, income of $6.2 million, and income of $20.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, the expense was primarily due to losses from conversion options. In 2019, the income was primarily due to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange. In 2018, the income was primarily related to foreign currency exchange gains.

15.         Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $59.0 million, $153.6 million and $153.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.         Supplemental Cash Flow Information

For the year ended December 31, 2020, we had non-cash investing activities related to property and equipment of $17.7 million. Additionally, we received seller financing related to the acquisition of property and equipment resulting in both non-cash investing and financing activities of $11.9 million. For the year ended December 31, 2020, we paid income taxes of $2.9 million and interest and related fees, net of capitalized interest, of $447.9 million.

For the year ended December 31, 2019, we had non-cash investing activities related to property and equipment of $8.2 million For the year ended December 31, 2019, we paid income taxes of $8.7 million and interest and related fees, net of capitalized interest, of $291.2 million.

For the year ended December 31, 2018, we had non-cash investing activities in connection with property and equipment of $39.7 million and net foreign currency adjustments of $5.5 million related to euro-denominated debt related to the financing of two of our Project Leonardo ships. For the year ended December 31, 2018, we paid income taxes of $10.0 million and interest and related fees, net of capitalized interest, of $350.4 million.

17.         Quarterly Selected Financial Data (Unaudited) (in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
Total revenue	$1,246,882	$1,403,630	$16,929	$1,664,277	$6,518	$1,913,851	$9,579	$1,480,618
Operating income (loss)	$(1,823,279)	$158,904	$(594,537)	$309,594	$(517,478)	$512,337	$(546,755)	$199,878
Net income (loss)	$(1,882,266)	$119,404	$(951,065)	$243,276	$(758,152)	$455,309	$(1,416,700)	$123,217

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended during the last nine months of 2020 due to the COVID-19 pandemic.

18.         Subsequent Events

In January and February 2021, both NCLH and NCLC undertook a number of actions related to debt financing, which resulted in a reclassification of debt from short-term to long-term as of December 31, 2020, and are described in Note 8 – “Long-Term Debt”.