Form 10-Q
period 2021-03-31
NCL CORP Ltd.
filed 2021-05-10
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 31,164,004 ordinary shares outstanding as of April 30, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Passenger ticket	$166	$840,791
Onboard and other	2,934	406,091
Total revenue	3,100	1,246,882
Cruise operating expense
Commissions, transportation and other	9,033	332,368
Onboard and other	1,259	74,973
Payroll and related	82,138	247,147
Fuel	42,603	125,024
Food	6,308	49,216
Other	59,514	165,532
Total cruise operating expense	200,855	994,260
Other operating expense
Marketing, general and administrative	203,066	269,907
Depreciation and amortization	170,316	198,197
Impairment loss	—	1,607,797
Total other operating expense	373,382	2,075,901
Operating loss	(571,137)	(1,823,279)
Non-operating income (expense)
Interest expense, net	(460,332)	(68,907)
Other income (expense), net	(289,265)	5,823
Total non-operating income (expense)	(749,597)	(63,084)
Net loss before income taxes	(1,320,734)	(1,886,363)
Income tax benefit (expense)	(1,728)	4,097
Net loss	$(1,322,462)	$(1,882,266)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,322,462)	$(1,882,266)
Other comprehensive loss:
Shipboard Retirement Plan	98	102
Cash flow hedges:
Net unrealized loss	(73,037)	(305,860)
Amount realized and reclassified into earnings	21,838	21,999
Total other comprehensive loss	(51,101)	(283,759)
Total comprehensive loss	$(1,373,563)	$(2,166,025)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,507,072	$3,299,340
Accounts receivable, net	18,581	20,578
Inventories	84,691	82,381
Prepaid expenses and other assets	161,471	147,556
Total current assets	3,771,815	3,549,855
Property and equipment, net	13,401,337	13,411,226
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,194,474	831,888
Total assets	$18,966,285	$18,391,628
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$37,033	$124,885
Accounts payable	92,711	83,136
Accrued expenses and other liabilities	559,533	596,717
Due to NCLH	39,699	37,790
Advance ticket sales	1,120,124	1,109,826
Total current liabilities	1,849,100	1,952,354
Long-term debt	10,905,325	10,128,754
Exchangeable notes	2,242,407	2,691,720
Other long-term liabilities	602,193	447,492
Total liabilities	15,599,025	15,220,320
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020; Series A-2: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020; and Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2021 and December 31, 2020)	37	37
Additional paid-in capital	7,291,240	5,721,725
Accumulated other comprehensive income (loss)	(292,931)	(241,830)
Retained earnings (deficit)	(3,631,086)	(2,308,624)
Total shareholders’ equity	3,367,260	3,171,308
Total liabilities and shareholders’ equity	$18,966,285	$18,391,628

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,322,462)	$(1,882,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	204,528	195,195
Impairment loss	—	1,607,797
Deferred income taxes, net	6	(5,085)
Loss on derivatives	297,822	13,619
Loss on extinguishment of debt	237,065	—
Provision for bad debts and inventory obsolescence	4,329	8,372
Gain on involuntary conversion of assets	(418)	—
Share-based compensation expense	26,601	32,758
Net foreign currency adjustments	(5,141)	(1,386)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,648)	(23,109)
Inventories	(2,351)	9,258
Prepaid expenses and other assets	(406,813)	146,902
Accounts payable	6,626	258,215
Accrued expenses and other liabilities	34,027	(123,903)
Advance ticket sales	75,634	(288,544)
Net cash used in operating activities	(853,195)	(52,177)
Cash flows from investing activities
Additions to property and equipment, net	(136,350)	(610,155)
Cash paid on settlement of derivatives	(4,642)	(28,606)
Other	2,726	868
Net cash used in investing activities	(138,266)	(637,893)
Cash flows from financing activities
Repayments of long-term debt	(870,396)	(181,530)
Proceeds from long-term debt	1,161,672	2,007,870
Due to NCLH, net	1,909	1,273
Contribution from NCLH	1,558,957	22,500
Net share settlement of restricted share units	(16,043)	(14,975)
Early redemption premium	(611,164)	—
Deferred financing fees	(25,742)	(12,993)
Net cash provided by financing activities	1,199,193	1,822,145
Effect of exchange rates on cash and cash equivalents	—	(4,493)
Net increase in cash and cash equivalents	207,732	1,127,582
Cash and cash equivalents at beginning of period	3,299,340	231,239
Cash and cash equivalents at end of period	$3,507,072	$1,358,821

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2021
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2020	$37	$5,721,725	$(241,830)	$(2,308,624)	$3,171,308
Share-based compensation	—	26,601	—	—	26,601
Net share settlement of restricted share units	—	(16,043)	—	—	(16,043)
Contribution from NCLH	—	1,558,957	—	—	1,558,957
Other comprehensive loss, net	—	—	(51,101)	—	(51,101)
Net loss	—	—	—	(1,322,462)	(1,322,462)
Balance, March 31, 2021	$37	$7,291,240	$(292,931)	$(3,631,086)	$3,367,260

	Three Months Ended March 31, 2020
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2019	$37	$4,061,330	$(297,203)	$2,697,636	$6,461,800
Share-based compensation	—	32,758	—	—	32,758
Net share settlement of restricted share units	—	(14,975)	—	—	(14,975)
Contribution from NCLH	—	22,500	—	—	22,500
Cumulative change in accounting policy	—	—	—	1,923	1,923
Other comprehensive loss, net	—	—	(283,759)	—	(283,759)
Net loss	—	—	—	(1,882,266)	(1,882,266)
Balance, March 31, 2020	$37	$4,101,613	$(580,962)	$817,293	$4,337,981

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2021, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to the novel coronavirus (“COVID-19”), we have temporarily suspended all global cruise voyages through June 2021 and announced a limited resumption of cruises beginning in July 2021. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

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

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the continued spread of COVID-19, ongoing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. As of the date of this filing and through June 2021, we have temporarily suspended all global cruise voyages and announced a limited resumption of cruises beginning in July 2021. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic.

In January 2021, we amended our Senior Secured Credit Facility to further defer certain amortization payments due prior to June 30, 2022 and to waive certain financial and other covenants through December 31, 2022. In February 2021, we amended certain of our export-credit backed facilities to further defer amortization payments through March 31, 2022, and we amended all of our export-credit backed facilities to suspend certain financial covenants through December 31, 2022. In connection with such amendments of our Senior Secured Credit Facility and our export-credit backed facilities, our minimum liquidity requirement was increased to $200 million and such requirement applies through December 31, 2022. In March 2021, the Company received additional financing through various debt financings and an equity offering, collectively totaling approximately $2.7 billion in gross proceeds. From the proceeds, approximately $1.5 billion was used to extinguish debt. Refer to Note 6 – “Long-Term Debt” for further details of the above transactions.

In April 2021, we announced a limited relaunch of certain cruise voyages embarking outside of the U.S. beginning in July 2021 with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories, and our ability to re-staff our ships and implement new health and safety protocols.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Upon the relaunch of cruise voyages, our principal assumptions for future cash flow projections include:

●	Expected gradual phased relaunch at reduced occupancy levels;
●	Forecasted cash collections primarily upon completion of future voyages and the payment of cash refunds for any further cancellations, in accordance with the terms of our credit card processing agreements (see Note 9 - “Commitments and Contingencies”); and
●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with governmental regulations, the potential unavailability of ports and/or destinations, voyage cancellations and timing of redeployments, and a general impact on consumer sentiment regarding cruise travel, we cannot predict when our full fleet will be back in service at historical occupancy levels. Until our phased relaunch begins, our projected liquidity requirements reflect our principal assumptions surrounding the costs of the announced limited relaunch of certain cruise voyages, ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and our ability to continue to implement cash conservation strategies, including, but not limited to:

●	Moving our ships that are not in service to minimum manning levels, which we expect would result in further reductions in crew payroll costs, fuel consumption, and maintenance costs;

●	Further reductions in general operating expenses; and
●	Further reductions in discretionary capital expenditures including cancellation or reduction in scope of certain Dry-docks.

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the unique and unpredictable nature of the pandemic. Accordingly, the full effect of our suspension of cruise voyages on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. We will report a net loss for the three months ending June 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our available liquidity including cash and cash equivalents of $3.5 billion at March 31, 2021, we have concluded that after implementing the above cash conservation strategies, we have sufficient liquidity to satisfy our obligations for at least the next twelve months even in the event we do not resume cruise voyages during that period.

Subsequent to the liquidity assessment period (twelve months from the issuance of these financial statements), the Company may require additional liquidity to meet ongoing obligations, including debt amortization payments and ship milestone payments net of export-credit financing, of approximately $670 million that are due in July 2022 and its minimum liquidity covenant requirements. The Company plans to take additional steps following the issuance of these financial statements to increase its liquidity, which may include additional debt and/or equity financing and potential further renegotiations of its debt amortization payments, newbuild payments and covenants. The extent of these actions to increase the Company’s liquidity will be dependent in part on the timing of the resumption of cruise voyages, which despite the Company’s expectations for a limited relaunch beginning July 2021, is uncertain. There can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to satisfy or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages have been completely suspended since March 2020 due to the COVID-19 pandemic. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net. We recognized gains of $4.8 million and $19.9 million for the three months ended March 31, 2021 and 2020, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of March 31, 2021, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

Three Months Ended
March 31,
2020
North America	$951,056
Europe	13,335
Asia-Pacific	150,921
South America	76,306
Other	55,264
Total revenue	$1,246,882

Amounts for the three months ended March 31, 2021 were excluded as the information was not meaningful. North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests has historically approximated 75-85%. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2021 and December 31, 2020, our receivables from customers were $1.1 million and $1.0 million, respectively.

Beginning in March 2020, our brands launched new cancellation policies to permit our guests to cancel cruises which are not part of the Company’s temporary suspension of voyages up to 15 days prior to departure. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through specified time periods, depending on the brand. Future cruise credits that have been issued are valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of March 31, 2021 and December 31, 2020, our contract liabilities were $29.3 million and $23.1 million, respectively. Of the amounts included within advance ticket sales, the vast majority of deposits held were refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the three months ended March 31, 2021, no revenue recognized was included in the contract liability balance at the beginning of the period. The revenue recognized in the three months ended March 31, 2020 that was included in contract liabilities as of the beginning of the period was $0.9 billion.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $14.8 million and $92.0 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the three months ended March 31, 2021 and 2020, respectively.

4.            Leases

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. During the three months ended March 31, 2021, our port facilities were remeasured with a downward adjustment of $5.2 million to both other long-term assets and accrued expenses and other liabilities. Another $1.9 million was reclassified from accrued expenses and other liabilities to other long-term assets as a result of contractual extensions. As the full amount of the concession will not be determinable until the force majeure period under the related arrangements have ended, further remeasurements will be required. During the contingency period, we are recognizing lease expense for these port facilities as incurred.

Lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2021	December 31, 2020
Operating leases
Right-of-use assets	Other long-term assets	$203,076	$209,037
Current operating lease liabilities	Accrued expenses and other liabilities	16,290	17,700
Non-current operating lease liabilities	Other long-term liabilities	180,712	185,414

Finance leases
Right-of-use assets	Property and equipment, net	11,095	11,948
Current finance lease liabilities	Current portion of long-term debt	5,089	5,143
Non-current finance lease liabilities	Long-term debt	3,651	4,648

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 was as follows (in thousands):

	Three Months Ended March 31, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(241,830)	$(234,981)		$(6,849)
Current period other comprehensive loss before reclassifications	(73,037)	(73,037)		—
Amounts reclassified into earnings	21,936	21,838	(1)	98	(2)
Accumulated other comprehensive income (loss) at end of period	$(292,931)	$(286,180)	(3)	$(6,751)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 was as follows (in thousands):

	Three Months Ended March 31, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(305,860)	(305,860)		—
Amounts reclassified into earnings	22,101	21,999	(1)	102	(2)
Accumulated other comprehensive income (loss) at end of period	$(580,962)	$(573,870)		$(7,092)
(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $44.4 million of loss expected to be reclassified into earnings in the next 12 months.

6.            Long-Term Debt

Modifications

In January 2021, NCLC entered into an amendment agreement (the “First Amendment”), which amends the Amended and Restated Credit Agreement, dated as of May 8, 2020 (the “Fifth ARCA” and, as amended by the First Amendment, the “Senior Secured Credit Facility”). The First Amendment provides that, among other things, (a) amortization payments due between the First Amendment effective date and prior to June 30, 2022 (the “First Amendment Deferral Period”) on the Legacy Term Loan A and Term Loan A-1 held by lenders that have consented to such deferral (the “First Amendment Deferring Lenders”) are deferred and such deferred principal amount constitutes a separate tranche of loans (the “Deferred Term Loan A-1”) and (b) the tranche of loans held by certain lenders (the “Fifth ARCA Deferring Lenders”) on which amortization payments due within the first year after effectiveness of the Fifth ARCA were deferred (the “Deferred Term Loan A”) of First Amendment Deferring Lenders were converted into Deferred Term Loan A-1 loans. The class of loans constituting the Term Loan A Facility (other than the Deferred Term Loan A) held by the Fifth ARCA Deferring Lenders (the “Term Loan A-1”) and the class of loans constituting the portion of the Term Loan A Facility that is held by lenders other than the Fifth ARCA Deferring Lenders (the “Legacy Term Loan A”) that were held by the First Amendment Deferring Lenders (other than amounts converted into the Deferred Term Loan A-1) constitute a separate tranche of loans (the “Term Loan A-2”), with the same terms as the Legacy Term Loan A and Term Loan A-1 under the Fifth ARCA, except that amortization payments on the Term Loan A-2 shall be deferred during the First Amendment Deferral Period and thereafter such Term Loan A-2 will amortize in an aggregate principal amount equal to approximately 5.88% per annum and the interest rate for Term Loan A-2 shall be modified as described below. The Deferred Term Loan A-1 will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the First Amendment Deferral Period, the Deferred Term Loan A-1 will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term Loan A-1 outstanding immediately after the consummation of the First Amendment, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term Loan A-1 outstanding. The Legacy Term Loan A, Term Loan A-1 and Deferred Term Loan A that were held by lenders other than the First Amendment Deferring Lenders constitute separate classes of loans and were unchanged. The First Amendment resulted in deferred amortization payments aggregating approximately $70 million prior to June 30, 2022.

The First Amendment provides that, (a) from the First Amendment effective date to and including December 31, 2022 (the “Covenant Relief Period”) the testing of the loan to value, debt to capitalization and EBITDA to debt service covenants under the Senior Secured Credit Facility will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity, certified on a monthly basis. During the Covenant Relief Period the interest rate for Term Loan A-2 and revolving loans held by Lenders that consented to the First Amendment will be LIBOR plus 2.00% (or base rate plus 1.00%) with decreases subject to a leverage-based pricing grid. The First Amendment also makes certain other changes to the Senior Secured Credit Facility, including tightening certain of the baskets applicable to our ability to make certain asset dispositions, investments and restricted payments.

Additionally, in February 2021, NCLC amended all of its export-credit backed facilities to defer amortization payments aggregating approximately $680 million through March 31, 2022 and/or make certain changes in respect of covenants and undertakings contained therein.

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

The amendments of the agreements described above resulted in aggregate modification expenses of $52.1 million, which is recognized in interest expense, net.

Unsecured Notes

In December 2020, NCLC conducted a private offering of $850.0 million aggregate principal amount of 5.875% senior unsecured notes due March 15, 2026 (the “2026 Senior Unsecured Notes”). In March 2021, NCLC completed an add-on offering of $575.0 million aggregate principal amount of additional 2026 Senior Unsecured Notes. The 2026 Senior Unsecured Notes pay interest at 5.875% per annum, semiannually on March 15 and September 15 of each year to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCLC may redeem the 2026 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2025, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Unsecured Notes, in whole or in part, on or after December 15, 2025, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to December 15, 2022, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2026 Senior Unsecured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 105.875% of the principal amount of the 2026 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2026 Senior Unsecured Notes issued remains outstanding following such redemption. The proceeds from the March 2021 issuance were used to repay the $230.0 million Pride of America Credit Facility and the remaining $222.6 million of the Jewel Credit Facility. The repayment of these debt agreements resulted in losses on extinguishment of debt of $1.1 million, which is recognized in interest expense, net.

In March 2021, NCL Finance, Ltd., an indirect, wholly-owned subsidiary of NCLH and NCLC, additionally conducted a private offering of $525.0 million aggregate principal amount of 6.125% senior unsecured notes due March 15, 2028 (the “2028 Senior Unsecured Notes”). The 2028 Senior Unsecured Notes pay interest at 6.125% per annum, semiannually on March 15 and September 15 of each year, commencing on September 15, 2021, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCL Finance may redeem the 2028 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2027, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCL Finance may redeem the 2028 Senior Unsecured Notes, in whole or in part, on or after December 15, 2027, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to March 15, 2024, NCL Finance may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Unsecured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 106.125% of the principal amount of the 2028 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Unsecured Notes issued remains outstanding following such redemption.

The indentures governing the 2026 Senior Unsecured Notes and 2028 Senior Unsecured Notes include requirements that, among other things and subject to a number of qualifications and exceptions, restrict the ability of NCLC and its restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of their assets.

Exchangeable Notes

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and enhances transparency in disclosures. One model which is being eliminated is the bifurcation of embedded conversion features that are not accounted for separately as derivatives. Each of the 2024 Exchangeable Notes, 2025 Exchangeable Notes, and Private Exchangeable Notes (as defined below) contain conversion options that may be settled with NCLH’s ordinary shares. As the options will be both indexed to and settled in ordinary shares of NCLH, they are accounted for separately as derivatives for NCLC. Due to the bifurcation of the options as derivatives, NCLC does not use one of the models that was eliminated, and the adoption of 2020-06 did not have a material effect.

As of March 31, 2021, NCLC has outstanding $862.5 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively.

As of March 31, 2021, NCLC also has outstanding $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

As of December 31, 2020, NCLC also had outstanding $414.3 million aggregate principal amount of exchangeable senior notes due June 1, 2026 (the “Private Exchangeable Notes”), which amount included interest that had accreted to the principal amount, which were held by an affiliate of L Catterton (the “Private Investor”). The Private Exchangeable Notes accrued interest at a rate of 7.0% per annum for the first year post-issuance (which accreted to the principal amount). Holders were able to exchange their Private Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares would be immediately and automatically exchanged, for each $1,000 principal amount of exchanged Private Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate was initially approximately 82.6446 ordinary shares per $1,000 principal amount of Private Exchangeable Notes (equivalent to an initial exchange price of $12.10 per ordinary share). The maximum exchange rate was 90.9090 and reflected potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events.

In March 2021, NCLH completed an equity offering that resulted in 52,577,947 ordinary shares being issued for gross proceeds of $1.6 billion. Approximately $1.0 billion of the cash proceeds from the offering were used to repurchase the

Private Exchangeable Notes and extinguish the debt. The resulting loss on extinguishment was $236.0 million, which is recognized in interest expense, net.

The following is a summary of NCLC’s convertible debt instruments as of March 31, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$862,500	$(321,770)	$540,730	$1,920,029	Level 2
2025 Exchangeable Notes	450,000	(147,648)	302,352	804,002	Level 2

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.1 years and 4.3 years for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

The following is a summary of NCLC’s convertible debt instruments as of December 31, 2020 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$862,500	$(338,571)	$523,929	$1,812,975	Level 2
2025 Exchangeable Notes	450,000	(153,299)	296,701	772,412	Level 2
Private Exchangeable Notes	414,311	(399,366)	14,945	1,098,082	Level 2

In addition, we recognize debt conversion options within exchangeable notes. Refer to Note 7— “Fair Value Measurements and Derivatives.”

The following provides a summary of the interest expense of NCLC’s convertible debt instruments (in thousands):

Three Months
Ended March 31, 2021
Coupon interest	24,140
Amortization of discount and deferred financing fees	23,613
Total	$47,753

The effective interest rate is 22.78% and 15.89% for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of March 31, 2021 for each of the following periods (in thousands):

Year	Amount
Remainder of 2021	$27,135
2022	844,803
2023	922,061
2024	5,056,035
2025	1,049,797
Thereafter	4,538,722
Total	$12,438,553

Debt Covenants

We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At March 31, 2021, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, including following the expiration of any current waivers, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of March 31, 2021, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 366 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

On January 1, 2021, our fuel swaps designated as hedges for marine gas oil maturing through December 31, 2021 were dedesignated as cash flow hedges. As of March 31, 2021, we had, in aggregate with previously dedesignated fuel swaps, approximately 405 thousand metric tons which were not designated as cash flow hedges maturing through December 31, 2022.

As of March 31, 2021, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.9 billion, or $2.2 billion based on the euro/U.S. dollar exchange rate as of March 31, 2021.

As of March 31, 2021, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.6 billion as of March 31, 2021.

As of March 31, 2021, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of March 31, 2021 were 62.7 million and 24.0 million NCLH shares for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2021	2020	2021	2020
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$165	$—	$242	$—
	Other long-term assets	1,286	—	463	—
	Accrued expenses and other liabilities	192	—	528	35,973
	Other long-term liabilities	1,976	—	3,867	28,947
Foreign currency contracts
	Prepaid expenses and other assets	1,394	5,779	—	—
	Other long-term assets	21,331	43,250	—	—
	Accrued expenses and other liabilities	—	—	18,431	14,778
	Other long-term liabilities	1,808	6,821	104,333	44,938
Interest rate contracts
	Accrued expenses and other liabilities	—	—	4,621	6,776
	Other long-term liabilities	—	—	—	452
Total derivatives designated as hedging instruments		$28,152	$55,850	$132,485	$131,864

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$599	$—	$—	$—
	Other long-term assets	240	—	390	—
	Accrued expenses and other liabilities	4,550	546	16,968	6,732
	Other long-term liabilities	35	—	15	3,534

Debt conversion options	Exchangeable notes	—	—	1,399,325	1,856,145
Total derivatives not designated as hedging instruments		$5,424	$546	$1,416,698	$1,866,411
Total derivatives		$33,576	$56,396	$1,549,183	$1,998,275

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$25,015	$(1,095)	$23,920	$(22,725)	$1,195
Liabilities	1,548,088	(8,561)	1,539,527	(1,513,649)	25,878

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$49,029	$—	$49,029	$(49,029)	$—
Liabilities	1,998,275	(7,367)	1,990,908	(1,913,496)	77,412

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2021	March 31, 2020		March 31, 2021	March 31, 2020
Fuel contracts	$24,050	$(198,477)	Fuel	$(8,171)	$(6,217)
Fuel contracts	—	—	Other income (expense), net	(10,190)	(14,320)
Foreign currency contracts	(97,441)	(97,887)	Depreciation and amortization	(1,267)	(1,129)
Interest rate contracts	354	(9,496)	Interest expense, net	(2,210)	(333)
Total gain (loss) recognized in other comprehensive loss	$(73,037)	$(305,860)		$(21,838)	$(21,999)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$42,603	$170,316	$460,332	$(289,265)	$125,024	$198,197	$68,907	$5,823

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(8,171)	—	—	—	(6,217)	—	—	—
Foreign currency contracts	—	(1,267)	—	—	—	(1,129)	—	—
Interest rate contracts	—	—	(2,210)	—	—	—	(333)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(10,190)	—	—	—	(14,320)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Three Months Ended
		March 31,
	Location of Gain (Loss)	2021	2020
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$32,172	$—
Debt conversion options	Other income (expense), net	(316,509)	—

Long-Term Debt

As of March 31, 2021 and December 31, 2020, the fair value of our long-term debt, including the current portion, was $13,911.7 million and $14,197.8 million, respectively, which was $511.0 million higher and $1,047.0 million higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.          Employee Benefits and Compensation Plans

Share Option Awards

The following is a summary of option activity under NCLH’s Amended and Restated 2013 Performance Incentive Plan for the three months ended March 31, 2021:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2021	4,525,207	114,583	208,333	$51.96	$59.43	$59.43	4.42	$—
Forfeited and cancelled	(20,375)	—	—	55.74	—	—
Outstanding as of March 31, 2021	4,504,832	114,583	208,333	51.95	59.43	59.43	4.18	—

Restricted Share Unit Awards

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2021:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2021	6,663,925	$30.54	1,565,184	$39.42	50,000	$59.43
Granted	58,569	23.73	—	—	—	—
Vested	(1,740,186)	47.00	(460,969)	56.73	—	—
Forfeited or expired	(40,448)	30.77	—	—	—	—
Non-vested as of March 31, 2021	4,941,860	24.66	1,104,215	32.20	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Payroll and related expense	$4,965	$4,702
Marketing, general and administrative expense	21,636	28,056
Total share-based compensation expense	$26,601	$32,758

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

The combined contract prices of the nine ships on order for delivery as of March 31, 2021 was approximately €7.2 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of March 31, 2021. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Litigation

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. On July 31, 2020, a consolidated amended class action complaint was filed by lead plaintiff’s counsel. The complaint asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and alleged that the Company made false and misleading statements to the market and customers about COVID-19. The complaint sought unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and March 10, 2020. On April 10, 2021, the case was dismissed and closed. The plaintiffs have the right to appeal. We believe that the allegations contained in the complaint were without merit and intend to defend the matter vigorously if appealed. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against NCLH in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of March 31, 2021, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedent.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.1 billion at March 31, 2021 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2021, we had a reserve of approximately $580 million with a credit card processor recognized in other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of March 31, 2021, the exposure was approximately $840 million. The reserve shortfall of approximately $260 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

10.          Other Income (Expense), Net

For the three months ended March 31, 2021, other income (expense), net was of an expense of $289.3 million primarily due to losses from conversion options on our exchangeable notes. For the three months ended March 31, 2020, other income (expense), net was income of $5.8 million primarily due to gains on foreign currency exchange offset by losses on fuel hedges recognized in earnings as a result of the forecasted transactions no longer being probable.

11.          Supplemental Cash Flow Information

For the three months ended March 31, 2021 and 2020, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $20.8 million and $12.0 million, respectively.

12. Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee were all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which were held by the Private Investor. The terms of the Private Exchangeable Notes are more fully described under Note 6 — “Long-Term Debt”. Based on the initial exchange rate, the Private Investor beneficially owned approximately 10% of NCLH’s outstanding ordinary shares as of December 31, 2020. The initial exchange rate for the Private Exchangeable Notes could have been adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not have exceeded 46,577,947. The Private Exchangeable Notes also contained certain anti-dilution provisions that could have subjected the exchange rate to additional adjustment if certain events had occurred.

NCLH, NCLC and the Private Investor also entered into an investor rights agreement dated May 28, 2020 (the “Investor Rights Agreement”), which provided that, among other things, the Private Investor was entitled to nominate one person for appointment to the board of directors of NCLH until the first date on which the Private Investor no longer beneficially owned in the aggregate at least 50% of the number of NCLH’s ordinary shares issuable upon exchange of the Private Exchangeable Notes beneficially owned by the Private Investor in the aggregate as of May 28, 2020 (subject to certain adjustments).

The Investor Rights Agreement also provided for customary registration rights for the Private Investor and its affiliates, including demand and piggyback registration rights, contained customary transfer restrictions and provided that the Private Investor and its affiliates were subject to a voting agreement with respect to certain matters during a specified period of time.

In a privately negotiated transaction among NCLH, NCLC and the Private Investor, NCLC agreed to repurchase all of the outstanding Private Exchangeable Notes for an aggregate repurchase price of approximately $1.0 billion (the “Repurchase”). On March 9, 2021, in connection with the settlement of the Repurchase, the trustee cancelled the aggregate principal amount outstanding under the Private Exchangeable Notes and confirmed that NCLC had satisfied and discharged its obligations under the Indenture. In connection with the Repurchase, we and the Private Investor agreed to terminate the Investor Rights Agreement effective upon the consummation of the Repurchase. Notwithstanding the termination, we and the Private Investor agreed that certain provisions related to indemnification and expense reimbursement would survive in accordance with their terms.

13. Subsequent Event

In April 2021, agreements were executed to defer certain newbuild related payments as well as certain newbuild related debt amortization to July 2022. The aggregate amount of payments that were deferred was approximately €269.1 million, or $315.7 million based on the euro/U.S. dollar exchange rate as of March 31, 2021. The interest rate on the newbuild related payments was increased to 4.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our voluntary suspension, our ability to weather the impacts of the COVID-19 pandemic, our expectations regarding the resumption of cruise voyages and the timing for such resumption of cruise voyages, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	our ability to comply with the U.S. Centers for Disease Control and Prevention’s (“CDC”) Framework for Conditional Sailing Order and any additional or future regulatory restrictions on our operations and to otherwise develop enhanced health and safety protocols to adapt to the pandemic’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;
●	coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	the accuracy of any appraisals of our assets as a result of the impact of COVID-19 or otherwise;
●	our success in reducing operating expenses and capital expenditures and the impact of any such reductions;

●	our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	any further impairment of our trademarks, trade names or goodwill;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●	the risks and increased costs associated with operating internationally;
●	fluctuations in foreign currency exchange rates;
●	overcapacity in key markets or globally;
●	our expansion into and investments in new markets;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	our inability to keep pace with developments in technology;

●	changes involving the tax and environmental regulatory regimes in which we operate; and
●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (“Annual Report on Form 10-K”).

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

Terminology

This report includes certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss. Definitions of these non- GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculation our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ two ships on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Available Berths multiplied by the number of cruise days for the period.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Conditional Order. The CDC’s Framework for Conditional Sailing Order issued on October 30, 2020 that introduced a phased approach for the resumption of passenger cruises. These phases include: a) the establishment of laboratory testing of crew onboard cruise ships in U.S. waters; b) simulated voyages designed to test a cruise ship operator’s ability to mitigate COVID-19 on cruise ships; c) a certification process; and d) a return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission or spread among passenger and crew onboard ships and ashore to communities. The Conditional Order replaced the CDC’s previously issued No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director’s rescission or modification of the Conditional Order based on specific public health or other considerations, or c) November 1, 2021.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Jewel Credit Facility. The Credit Agreement, dated as of May 15, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of May 1, 2020, and as further amended by Amendment No. 2 to the Credit Agreement dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as joint bookrunners and arrangers, and Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as co-documentation agents, providing for a $260.0 million senior secured credit facility.

●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Pride of America Credit Facility. The Credit Agreement, dated as of January 10, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of April 28, 2020, and as further amended by Amendment No. 2 to the Credit Agreement, dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Mizuho Bank, Ltd., MUFG Bank, Ltd., and Skandinaviska Enskilda Banken AB (Publ), as joint bookrunners, arrangers and co-documentation agents, providing for a $230.0 million senior secured credit facility.

●	Project Leonardo. The next generation of ships for our Norwegian brand.

●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021 and March 25, 2021, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of March 31, 2021.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings during the first quarter of 2021, we did not have any Capacity Days. Accordingly, we have not presented herein per Capacity Day data for the three months ended March 31, 2021.

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income (loss), as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Loss is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net loss. We use Adjusted Net Loss as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Loss may not be indicative of future adjustments or results. For example, for the three months ended March 31, 2020, we incurred $1.6 billion related to impairment losses. We included this as an adjustment in the reconciliation of Adjusted

Net Loss since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages have been completely suspended since March 2020 due to the COVID-19 pandemic. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and

Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K.

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the continued spread of COVID-19, ongoing travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through June 2021 and announced a limited resumption of cruises beginning in July 2021. This is the first time we have completely suspended our cruise voyages, and as a result of these unprecedented circumstances, we are not able to predict the full impact of such a suspension on our Company. The duration of any voluntary suspensions we have implemented and the full resumption of operations both inside and outside of the United States will be dependent, in part, on our ability to comply with governmental regulations, the severity and duration of the COVID-19 global pandemic, including further resurgences and new variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, the lifting of various travel restrictions and travel bans issued by various countries and communities around the world, as well as the availability of ports.

Preparation for the Safe Resumption of Operations

We have developed SailSAFETM, a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by COVID-19. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to guide the industry in the development of new and enhanced cruise health and safety standards. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department of Health and Human Services, and consists of globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. On September 21, 2020, the expert panel published a report, which included detailed best practices across five key areas of focus to protect the public health and safety of guests, crew and the communities where our cruise ships visit. The panel also submitted its recommendations to the CDC, in response to a CDC request for public comment to inform future public health guidance and preventative measures relating to travel on cruise ships. The panel’s recommendations are informing new detailed health and safety protocols for our return-to-service plan.

The Company also further extended its depth and breadth of experts with the formation of its SailSAFE Global Health and Wellness Council, comprised of six experts at the forefront of their fields and led by Chairman Dr. Scott Gottlieb. The Council’s work will complement the Healthy Sail Panel initiative and will focus on the implementation, compliance with and continuous improvement of health and safety protocols across the Company’s operations. The Company continues to work with its expert advisors, the Healthy Sail Panel, and global public health authorities and government agencies to refine its comprehensive and multi-layered health and safety strategy to enhance its already rigorous health and safety standards in response to COVID-19.

On October 30, 2020, the CDC issued a Conditional Order that introduced a phased approach for the resumption of passenger cruises in the U.S. depending on a cruise line’s ability to implement certain protocols and procedures. These phases include: a) the establishment of laboratory testing of crew onboard cruise ships in U.S. waters; b) simulated voyages designed to test a cruise ship operator’s ability to mitigate COVID-19 on cruise ships; c) a certification process; and d) a return to passenger voyages in a manner that mitigates the risk of COVID-19 introduction, transmission or spread among passenger and crew onboard ships and ashore to communities. The Conditional Order replaced the CDC’s No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director’s rescission or modification of the Conditional Order based on specific public health or other considerations, or c) November 1, 2021. Additionally, pursuant to the Conditional Order, the CDC has issued and may continue to issue additional requirements through technical instructions or orders as needed and the phases described above may be subject to change based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. We are working through recently issued and modified technical guidance from the CDC for which additional clarification is needed on how the incorporation of vaccine requirements impacts the Conditional Order and our path forward. We have made a request to the CDC to lift the Conditional Order for our ships, but it is unclear whether the CDC will lift the Conditional Order, and if not, whether we will be able to comply with the Conditional Order. As a result, the timing for our ability to resume cruises in the U.S. is uncertain. We continue to work with other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited once operations resume. We have begun the planning process to implement some of these recommendations, including purchasing related equipment and supplies.

We have announced a limited relaunch of certain cruise voyages embarking outside of the U.S. beginning in July 2021 with our ships initially operating at reduced occupancy levels. We plan to initially resume cruises in Europe and the Caribbean on a limited number of ships and gradually add ships from each brand. The timing for returning our ships to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories and our ability to re-staff our ships and implement new enhanced health and safety protocols.

Modified Policies

Our brands have launched new cancellation policies for certain sailings booked during certain time periods to permit our guests to cancel cruises which were not part of our temporary suspension of voyages up to 15 days prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. The future cruise credits issued under these programs are valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we have also extended our modified final payment schedule for all voyages on Regent Seven Seas Cruises through August 31, 2021 and for voyages on Oceania Cruises and for the majority of bookings for voyages on Norwegian Cruise Line through October 31, 2021 which now requires payment 60 days prior to embarkation versus the standard 120 days. Our brands currently expect to provide cash refunds for cash bookings for future sailings we may cancel.

Update on Bookings

Bookings have been strong for future periods resulting in an elongated booking window as guests book further into the future, despite reduced sales and marketing investments and a travel agency industry that has not been at full strength for months. During the first quarter 2021, overall bookings, net of cancellations, were more than double the volumes during the prior quarter. 2022 booking and pricing trends are very positive driven by strong pent up demand. The Company is experiencing robust future demand with the overall cumulative booked position for the first half of 2022 meaningfully ahead of 2019’s record levels with pricing higher when excluding the dilutive impact of future cruise credits. Our operations may be suspended beyond our announced suspensions and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

The ongoing effects of the COVID-19 pandemic on our operations and global bookings have had, and we believe they will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. Significant events affecting travel, including COVID-19, typically have an impact on the demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. Due to the unknown duration and extent of the COVID-19 pandemic, uncertainty surrounding the availability of COVID-19 vaccines and therapeutics, travel restrictions and advisories, uncertainties around our ability to comply with governmental regulations, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are remaining uncertainties about when our full fleet will be back in service at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the three months ending June 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021.

Financing Transactions and Cost Containment Measures

In 2021, we have continued to take actions to bolster our financial condition while our global cruise voyages are suspended. In March 2021, we received additional financing through various debt financings and NCLH’s equity offering, collectively totaling $2.7 billion in gross proceeds. From the proceeds, approximately $1.5 billion was used to extinguish debt. Refer to Note 6 – “Long-Term Debt” for further details about the above transactions.

We have also undertaken several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, through the reduction of capital expenditures and deferral of debt amortization as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses already implemented include the significant reduction or deferral of marketing expenditures, the implementation of hiring freezes, a 20% salary or hours reduction for certain shoreside team members, a pause in our 401(k) matching contributions and corporate travel freezes for shoreside employees. We have returned certain shoreside team members to full salary and hours and expect to continue to do so over time as we prepare to resume cruise voyages. Further, as part of our ongoing strategy to improve our ability to sustain the long-term health of the business and to preserve financial flexibility during the COVID-19 crisis, we have furloughed certain shoreside employees, subject to change based on business needs. While on furlough, employees will not receive salary or hourly wages, but will continue to receive health benefit coverage if they currently participate in a Company-sponsored plan.

See “—Liquidity and Capital Resources” below for more information.

Quarterly Overview

Three months ended March 31, 2021 (“2021”) compared to three months ended March 31, 2020 (“2020”)

●	Total revenue decreased 99.8% to $3.1 million compared to $1.2 billion.
●	Net loss was $(1.3) billion compared to $(1.9) billion.
●	Operating loss was $(571.1) million compared to $(1.8) billion.
●	Adjusted Net Loss was $(667.4) million in 2021, which included $655.1 million of adjustments primarily consisting of expenses related to losses on extinguishment and modifications of debt and losses related to our debt conversion options. Adjusted Net Loss was $(212.6) million in 2020, which included $1.7 billion of adjustments primarily consisting of impairment losses.
●	Adjusted EBITDA decreased 2,413.1% to $(373.3) million compared to $16.1 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Net Loss and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2021	2020
Passengers carried	—	499,729
Passenger Cruise Days	—	4,278,602
Capacity Days	—	4,123,858
Occupancy Percentage		103.8%

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
		2021
		Constant
	2021	Currency	2020
Total cruise operating expense	$200,855	$199,607	$994,260
Marketing, general and administrative expense	203,066	201,374	269,907
Gross Cruise Cost	403,921	400,981	1,264,167
Less:
Commissions, transportation and other expense	9,033	8,981	332,368
Onboard and other expense	1,259	1,259	74,973
Net Cruise Cost	393,629	390,741	856,826
Less: Fuel expense	42,603	42,603	125,024
Net Cruise Cost Excluding Fuel	351,026	348,138	731,802
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	905	905	666
Non-cash share-based compensation (2)	26,601	26,601	32,758
Adjusted Net Cruise Cost Excluding Fuel	$323,520	$320,632	$698,378
Capacity Days	—	—	4,123,858
Gross Cruise Cost per Capacity Day			$306.55
Net Cruise Cost per Capacity Day			$207.77
Net Cruise Cost Excluding Fuel per Capacity Day			$177.46
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day			$169.35
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss was calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,322,462)	$(1,882,266)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,003	991
Non-cash share-based compensation (2)	26,601	32,758
Extinguishment and modification of debt (3)	289,190	—
Amortization of intangible assets (4)	—	2,774
Impairment loss (5)	—	1,633,162
Debt conversion option, discount and expenses (6)	338,294	—
Adjusted Net Loss	$(667,374)	$(212,581)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Impairment loss consists of goodwill, trade name and property and equipment impairments. The impairments of goodwill and trade names are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(6)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,322,462)	$(1,882,266)
Interest expense, net	460,332	68,907
Income tax (benefit) expense	1,728	(4,097)
Depreciation and amortization expense	170,316	198,197
EBITDA	(690,086)	(1,619,259)
Other (income) expense, net (1)	289,265	(5,823)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	905	666
Non-cash share-based compensation (3)	26,601	32,758
Impairment loss (4)	—	1,607,797
Adjusted EBITDA	$(373,315)	$16,139
(1)	Primarily consists of gains and losses, net for proceeds from insurance, a litigation settlement and foreign currency exchanges.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Impairment loss consists of goodwill and trade name impairments.

Three months ended March 31, 2021 (“2021”) compared to three months ended March 31, 2020 (“2020”)

Revenue

Total revenue decreased 99.8% to $3.1 million in 2021 compared to $1.2 billion in 2020. In 2020, voyages were cancelled beginning March 13, 2020. In 2021, our total revenue was insignificant. The adverse impact on revenue was due to the cancellation of sailings in 2021 as a result of the COVID-19 pandemic.

Expense

Total cruise operating expense decreased 79.8% in 2021 compared to 2020. In 2021, our cruise operating expenses were primarily related to crew costs, including salaries, food and other travel costs; fuel; and other ongoing costs such as insurance and ship maintenance. Additionally, in 2020, our cruise operating expenses were increased due to costs associated with the suspension of cruise voyages, including the cost of the related protected commissions. Gross Cruise Cost decreased 68.0% in 2021 compared to 2020 primarily related to the costs described above in addition to a decrease in marketing, general and administrative expenses from cost savings initiatives in connection with the COVID-19 pandemic and as described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures.” Total other operating expense decreased 82.0% in 2021 compared to 2020 primarily due to the impairment of goodwill and trade names triggered by the COVID-19 pandemic in 2020 as well as cost savings described above in marketing, general and administrative expenses and a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to a $25.4 million impairment loss recognized in 2020.

Interest expense, net was $460.3 million in 2021 compared to $68.9 million in 2020. The increase in interest expense reflects losses on extinguishment of debt and debt modification costs of $289.2 million primarily related to the repurchase of the Private Exchangeable Notes as well as additional debt outstanding at higher interest rates, partially offset by lower LIBOR.

Other income (expense), net was expense of $289.3 million in 2021 compared to income of $5.8 million in 2020. In 2021, the expense was primarily due to losses from conversion options on our exchangeable notes. In 2020, the income was primarily related to gains on foreign currency exchange offset by losses on fuel hedges recognized in earnings as a result of the forecasted transactions no longer being probable.

Liquidity and Capital Resources

General

As of March 31, 2021, our liquidity was $3.5 billion consisting of cash and cash equivalents.

In January 2021, we amended our Senior Secured Credit Facility to further defer certain amortization payments due prior to June 30, 2022 and to waive certain financial and other covenants through December 31, 2022. In connection with such amendment, our minimum liquidity requirement was increased to $200 million and such requirement applies through December 31, 2022.

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

In March 2021, the Company received additional financing through various debt financings and NCLH’s equity offering, collectively totaling $2.7 billion in gross proceeds. The Pride of America Credit Facility and Jewel Credit Facility were extinguished from proceeds of the debt financings. We also extinguished the Private Exchangeable Notes in March 2021 by using approximately $1.0 billion of cash proceeds from NCLH’s equity offering completed in March 2021 to repurchase the notes. See Note 6 – “Long-Term Debt” for further information.

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

The Company's monthly average cash burn for the first quarter of 2021 was in line with prior guidance at approximately $190 million per month, or approximately $170 million per month excluding previously disclosed non-recurring debt modification costs. The Company paid approximately $50 million of one-time debt deferral and modification costs and fees in the first quarter of 2021 as a result of successful debt deferrals and covenant waivers and suspensions, which combined with newbuild payment extensions, have resulted in approximately $1 billion of additional liquidity through the first quarter of 2022.

For the second quarter of 2021, the Company expects the average cash burn rate to be approximately $190 million per month, as it prepares for a return to service this summer.

Cash burn rates include ongoing ship operating expenses, administrative operating expenses, interest expense, taxes and expected non-newbuild capital expenditures and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings, newbuild related capital expenditures and other working capital changes. Future cash burn rate estimates also exclude unforeseen expenses. The first quarter 2021 cash burn rate and second quarter 2021 estimate also reflect the deferral of debt amortization and newbuild related payments.

The relaunch we have announced to begin in July 2021 will be limited, and we continue to expect a gradual phased relaunch of our ships after the voyage suspension period, with our ships initially operating at reduced occupancy levels. The timing for bringing our ships back to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories, and our ability to re-staff our ships and implement new health and safety protocols. The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Until we are able to begin our phased relaunch, our projected liquidity requirements reflect our principal assumptions surrounding the costs of the announced limited relaunch of certain cruise voyages, ongoing operating costs during the suspension of cruise voyages, as well as liquidity requirements for financing costs and necessary capital expenditures, and our ability to implement further cash conservation strategies. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 global pandemic. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next twelve months even in the event we do not resume cruise voyages during that period. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if a substantial portion of our fleet continues to have suspended cruise voyages for a prolonged period.

We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At March 31, 2021, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. Further, NCLH is seeking shareholder approval to increase its authorized ordinary share capital at its 2021 annual general meeting so that it will have the ability to raise additional equity capital. Such increase may not be approved. We also have significant capacity to incur additional indebtedness under our debt agreements. Accordingly, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of March 31, 2021, we had advance ticket sales of $1.3 billion, including the long-term portion, which included approximately $0.85 billion of future cruise credits. We also have agreements with our credit card processors that, as of March 31, 2021, governed approximately $1.1 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased.

As of March 31, 2021, we had a reserve of approximately $580 million with a credit card processor recognized in other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of March 31, 2021, the exposure was approximately $840 million. The reserve shortfall of approximately $260 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2021” refer to the three months ended March 31, 2021 and references to “2020” refer to the three months ended March 31, 2020.

Net cash used in operating activities was $0.9 billion in 2021 as compared to net cash used in operating activities of $52.2 million in 2020. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $75.6 million in 2021 compared to a decrease of $288.5 million in 2020 while our prepaid expenses and other assets, which contains our reserves with credit card processors, decreased cash by $406.8 million compared to an increase of $146.9 million in 2020.

Net cash used in investing activities was $0.1 billion in 2021 and $0.6 billion in 2020, primarily related to payments for Seven Seas Splendor and ship improvement projects in 2020.

Net cash provided by financing activities was $1.2 billion in 2021 primarily due to the proceeds of $2.7 billion from our various notes and a contribution from NCLH’s equity offering partially offset by debt repayments and a related redemption premium associated with extinguishment of the Private Exchangeable Notes. Net cash provided by financing activities was $1.8 million in 2020 from our revolving credit facilities and newbuild loans partially offset by debt repayments.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $0.3 billion for the remainder of 2021 and $1.6 billion and $2.4 billion for the years ending December 31, 2022 and 2023, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.2 billion for the remainder of 2021 and $0.8 billion and $1.8 billion for the years ending December 31, 2022 and 2023, respectively. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

The combined contract prices of the nine ships on order for delivery was approximately €7.2 billion, or $8.4 billion based on the euro/U.S. dollar exchange rate as of March 31, 2021. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2021 and 2020 was $8.2 million and $5.7 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of March 31, 2021 our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$12,438,553	$36,984	$4,033,563	$6,077,140	$2,290,866
Operating leases (2)	228,048	23,747	63,808	63,439	77,054
Ship construction contracts (3)	8,246,479	240,579	3,444,362	2,715,433	1,846,105
Port facilities (4)	2,057,324	71,934	142,646	143,716	1,699,028
Interest (5)	2,568,154	567,963	1,074,011	667,194	258,986
Other (6)	1,090,689	290,124	440,323	358,015	2,227
Total	$26,629,247	$1,231,331	$9,198,713	$10,024,937	$6,174,266
(1)	Long-term debt excludes discounts, premiums, deferred financing fees and conversion options, which are a direct addition or deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for port facilities and offices.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2021. Export credit financing is in place from syndicates of banks. Approximately $150.3 million of the ship construction contracts due in less than one year are financed under export credit financing, $54.0 million of payments due within one year have been deferred and we have a memorandum of agreement to finance another $33.8 million.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In March 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of March 31, 2021.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts. Certain contracts contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are subject to ongoing negotiations.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At March 31, 2021, taking into account such waivers, we were in compliance with all of our debt covenants.

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

In light of the measures described under "Update Regarding COVID-19 Pandemic — Financing Transactions and Cost Containment Measures", we believe our cash on hand, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources” for further information regarding the debt covenant waivers. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Furthermore, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if a substantial portion of our fleet continues to have suspended cruise voyages for a prolonged period.

The Company may require additional liquidity to meet ongoing obligations, including debt amortization payments and ship milestone payments net of export-credit financing, of approximately $670 million that are due in July 2022 and its minimum liquidity covenant requirements. The Company plans to take additional steps following the issuance of these financial statements to increase its liquidity, which may include additional debt and/or equity financing and potential further renegotiations of its debt amortization payments, newbuild payments and covenants. The extent of these actions to increase the Company’s liquidity will be dependent in part on the timing of the resumption of cruise voyages, which despite the Company’s expectations for a limited relaunch beginning July 2021, is uncertain. There can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to satisfy or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

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

Interest Rate Risk

As of March 31, 2021, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of March 31, 2021, 77% of our debt was fixed and 23% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of March 31, 2021 was $0.6 billion. As of December 31, 2020, 74% of our debt was fixed and 26% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $0.7 billion as of December 31, 2020. The change in our fixed rate percentage from December 31, 2020 to March 31, 2021 was primarily due to the addition of fixed rate debt, which was partially used to repay variable rate debt. Based on our March 31, 2021 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $28.9 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2021, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.0 billion, or $5.9 billion based on the euro/U.S. dollar exchange rate as of March 31, 2021. As of December 31, 2020, the payments not hedged aggregated €5.0 billion, or $6.1 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2020. The change from December 31, 2020 to March 31, 2021 was due to the maturity of certain forward contracts. We estimate that a 10% change in the euro as of March 31, 2021 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 21.2% and 12.6% for the three months ended March 31, 2021 and 2020, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2021, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 61%, 37% and 15% of our remaining 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2020, we had hedged approximately 59%, 37% and 15% of our 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2020 and March 31, 2021 primarily due to changes in forecasted purchases.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2021 fuel expense by $19.3 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $14.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the section titled “Litigation” in “Item 1—Financial Statements—Notes to Consolidated Financial Statements—Note 9 Commitments and Contingencies” in Part I of this quarterly report for information about legal proceedings.

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

The spread of COVID-19 and the developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which has subsequently been extended through June 2021 and announced a limited resumption of cruises beginning in July 2021. We have announced a limited relaunch of certain cruise voyages beginning in July 2021, but due to the uncertainties surrounding the COVID-19 pandemic, the suspension could instead be extended again or could potentially be reinstated after we have begun sailing, and the total length of the suspension may be prolonged. In addition, we have been, and will continue to be, further negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call around the globe. On October 30, 2020, the CDC issued a Conditional Order that introduces a phased approach for the resumption of passenger cruises in the U.S. depending on a cruise line’s ability to implement certain protocols and procedures. We have made a request to the CDC to lift the Conditional Order for our ships, but it is unclear whether the CDC will lift the Conditional Order and if not, whether we will be able to comply with the Conditional Order. As a result, the timing for our ability to resume cruises in the U.S. is uncertain. Additionally, compliance with the Conditional Order may involve significant costs and could create significant uncertainties about our ability to continue to operate our cruise voyages in the U.S. once sailing resumes. We will continue to incur COVID-19 related costs as we implement additional health-related protocols on our ships, such as physical distancing measures, which may have a significant effect on our operations. In addition, the industry will be subject to enhanced health and safety requirements which may be costly and take a significant amount of time to implement across our fleet. There is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of COVID-19 onboard our ships and among our passengers and crew.

To date, the COVID-19 pandemic has resulted in significant costs and lost revenue as a result of the suspension of cruise voyages, implementation of additional health and safety measures, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, costs to return our passengers to their home destinations and expenses to transport our crew to and from our ships and to assist some of our crew that were unable to return home in an optimal time frame with food and housing.

Our ability to transport crew to and from our ships is dependent on a number of factors, including the ability to transport crew members to and from their home countries due to the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members and travel generally. Such restrictions on crew travel could impact our ability to re-staff our ships as operations resume.

Between March 12, 2020 and April 30, 2020, three class action lawsuits were filed against us under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, alleging that we made false and misleading statements to the market and customers about COVID-19, which were combined and later dismissed in April 2021. In addition, in March 2020 the Florida Attorney General announced an investigation related to our marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We may be the subject of additional lawsuits and investigations stemming from COVID-19. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. The impacts of COVID-19 on the shipyards where our ships are under construction or will be constructed, have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with the Conditional Order and or any additional or future regulatory restrictions on our operations, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are continuing uncertainties about when our full fleet will be back in service at historical occupancy levels. Moreover, even after we relaunch our cruise voyages, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-pandemic demand or pricing levels. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may continue to have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by enhanced health and safety protocols, including vaccination requirements, concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for cruise vacations will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer.

As a result of these unprecedented circumstances we are not able to predict the full impact of the COVID-19 pandemic on our Company. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of fares for cancelled sailings as a result of the effects of the COVID-19 pandemic and the public’s concern regarding the health and safety of travel, including by cruise ship, and related decreases in demand for travel and cruising. Depending on the timing for bringing our full fleet back in service and number of cancellations, we may be required to provide cash refunds for a substantial portion of the balance of our advanced ticket sales.

Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruise industry and our ships. Actual or perceived risk of infection could have an adverse effect on the public’s perception of the Company, which could harm our reputation and business. Additionally, some of our protocols, such as our requirement that all guests and crew must be vaccinated for our initial voyages, may attract negative publicity.

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements have and may continue to adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve would be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. As of March 31, 2021, we had a reserve of approximately $580 million with a credit card processor recognized in other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of March 31, 2021, the exposure was approximately $840 million. The reserve shortfall of approximately $260 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity. As a consequence, our financial position and liquidity could be further materially impacted.

As a result of all of the foregoing, we will report a net loss for the three months ending June 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, the terms and conditions of our existing debt agreements and any agreements governing future indebtedness, our prospects and our credit ratings. Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. Further, NCLH is seeking shareholder approval to increase its authorized share capital at its 2021 annual general meeting so that it will have the ability to raise additional equity capital. Such increase may not be approved. Accordingly, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

Item 6. Exhibits

4.1

Indenture, dated March 3, 2021, by and among NCL Finance, Ltd., as issuer, NCL Corporation Ltd., as guarantor, the other guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 3, 2021 (File No. 001-35784))

10.1

Amendment Agreement, dated March 25, 2021, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which amends the Fifth Amended and Restated Credit Agreement, dated May 8, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2021 (File No. 001-35784)) #

10.2

Employment Agreement by and between NCL Corporation Ltd. and Harry Sommer, entered into on January 10, 2019 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2021 (File No. 001-35784))†

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020;

(ii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020;

(iii) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: May 10, 2021