Form 10-Q
period 2021-06-30
NCL CORP Ltd.
filed 2021-08-09
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Passenger ticket	$1,584	$13,835	$1,750	$854,626
Onboard and other	2,784	3,094	5,718	409,185
Total revenue	4,368	16,929	7,468	1,263,811
Cruise operating expense
Commissions, transportation and other	6,564	34,601	15,597	366,969
Onboard and other	1,276	3,188	2,535	78,161
Payroll and related	86,647	128,744	168,785	375,891
Fuel	54,090	48,992	96,693	174,016
Food	4,334	6,997	10,642	56,213
Other	96,816	79,130	156,330	244,662
Total cruise operating expense	249,727	301,652	450,582	1,295,912
Other operating expense
Marketing, general and administrative	184,901	130,562	387,967	400,469
Depreciation and amortization	174,262	179,252	344,578	377,449
Impairment loss	—	—	—	1,607,797
Total other operating expense	359,163	309,814	732,545	2,385,715
Operating loss	(604,522)	(594,537)	(1,175,659)	(2,417,816)
Non-operating income (expense)
Interest expense, net	(179,448)	(120,585)	(639,780)	(189,492)
Other income (expense), net	(82,627)	(242,230)	(371,892)	(236,407)
Total non-operating income (expense)	(262,075)	(362,815)	(1,011,672)	(425,899)
Net loss before income taxes	(866,597)	(957,352)	(2,187,331)	(2,843,715)
Income tax benefit (expense)	(927)	6,287	(2,655)	10,384
Net loss	$(867,524)	$(951,065)	$(2,189,986)	$(2,833,331)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(867,524)	$(951,065)	$(2,189,986)	$(2,833,331)
Other comprehensive income (loss):
Shipboard Retirement Plan	99	102	197	204
Cash flow hedges:
Net unrealized gain (loss)	44,674	54,478	(28,363)	(251,382)
Amount realized and reclassified into earnings	13,542	28,782	35,380	50,781
Total other comprehensive income (loss)	58,315	83,362	7,214	(200,397)
Total comprehensive loss	$(809,209)	$(867,703)	$(2,182,772)	$(3,033,728)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,749,233	$3,299,340
Accounts receivable, net	422,598	20,578
Inventories	92,041	82,381
Prepaid expenses and other assets	194,124	147,556
Total current assets	3,457,996	3,549,855
Property and equipment, net	13,431,884	13,411,226
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,030,586	831,888
Total assets	$18,519,125	$18,391,628
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$361,233	$124,885
Accounts payable	110,628	83,136
Accrued expenses and other liabilities	631,634	596,717
Due to NCLH	39,114	37,790
Advance ticket sales	1,076,826	1,109,826
Total current liabilities	2,219,435	1,952,354
Long-term debt	10,645,941	10,128,754
Exchangeable notes	2,374,684	2,691,720
Other long-term liabilities	699,544	447,492
Total liabilities	15,939,604	15,220,320
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020; Series A-2: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020; and Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2021 and December 31, 2020)	37	37
Additional paid-in capital	7,312,710	5,721,725
Accumulated other comprehensive income (loss)	(234,616)	(241,830)
Retained earnings (deficit)	(4,498,610)	(2,308,624)
Total shareholders’ equity	2,579,521	3,171,308
Total liabilities and shareholders’ equity	$18,519,125	$18,391,628

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,189,986)	$(2,833,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	415,000	397,608
Impairment loss	—	1,607,797
Deferred income taxes, net	12	(13,099)
Loss on derivatives	402,102	223,919
Loss on extinguishment of debt	237,065	5,014
Provision for bad debts and inventory obsolescence	7,211	10,359
Gain on involuntary conversion of assets	(1,817)	(1,403)
Share-based compensation expense	49,052	55,147
Net foreign currency adjustments	(3,767)	160
Changes in operating assets and liabilities:
Accounts receivable, net	(408,120)	(2,108)
Inventories	(9,956)	11,996
Prepaid expenses and other assets	(242,642)	(111,454)
Accounts payable	26,205	369,519
Accrued expenses and other liabilities	45,783	(202,647)
Advance ticket sales	191,609	(844,244)
Net cash used in operating activities	(1,482,249)	(1,326,767)
Cash flows from investing activities
Additions to property and equipment, net	(309,481)	(725,477)
Cash paid on settlement of derivatives	(8,559)	(28,606)
Other	2,825	2,519
Net cash used in investing activities	(315,215)	(751,564)
Cash flows from financing activities
Repayments of long-term debt	(879,679)	(207,863)
Proceeds from long-term debt	1,223,110	3,962,655
Due to NCLH, net	1,323	185
Contribution from NCLH	1,558,957	464,499
Net share settlement of restricted share units	(16,658)	(15,318)
Early redemption premium	(611,164)	—
Deferred financing fees and other	(28,532)	(94,559)
Net cash provided by financing activities	1,247,357	4,109,599
Effect of exchange rates on cash and cash equivalents	—	(3,933)
Net increase (decrease) in cash and cash equivalents	(550,107)	2,027,335
Cash and cash equivalents at beginning of period	3,299,340	231,239
Cash and cash equivalents at end of period	$2,749,233	$2,258,574

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2021
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, March 31, 2021	$37	$7,291,240	$(292,931)	$(3,631,086)	$3,367,260
Share-based compensation	—	22,451	—	—	22,451
Net share settlement of restricted share units	—	(615)	—	—	(615)
Other	—	(366)	—	—	(366)
Other comprehensive income, net	—	—	58,315	—	58,315
Net loss	—	—	—	(867,524)	(867,524)
Balance, June 30, 2021	$37	$7,312,710	$(234,616)	$(4,498,610)	$2,579,521

	Six Months Ended June 30, 2021
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2020	$37	$5,721,725	$(241,830)	$(2,308,624)	$3,171,308
Share-based compensation	—	49,052	—	—	49,052
Net share settlement of restricted share units	—	(16,658)	—	—	(16,658)
Contribution from NCLH	—	1,558,957	—	—	1,558,957
Other	—	(366)	—	—	(366)
Other comprehensive income, net	—	—	7,214	—	7,214
Net loss	—	—	—	(2,189,986)	(2,189,986)
Balance, June 30, 2021	$37	$7,312,710	$(234,616)	$(4,498,610)	$2,579,521

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2020
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, March 31, 2020	$37	$4,101,613	$(580,962)	$817,293	$4,337,981
Share-based compensation	—	22,389	—	—	22,389
Net share settlement of restricted share units	—	(343)	—	—	(343)
Contribution from NCLH	—	441,999	—	—	441,999
Other comprehensive income, net	—	—	83,362	—	83,362
Net loss	—	—	—	(951,065)	(951,065)
Balance, June 30, 2020	$37	$4,565,658	$(497,600)	$(133,772)	$3,934,323

	Six Months Ended June 30, 2020
			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2019	$37	$4,061,330	$(297,203)	$2,697,636	$6,461,800
Share-based compensation	—	55,147	—	—	55,147
Net share settlement of restricted share units	—	(15,318)	—	—	(15,318)
Contribution from NCLH	—	464,499	—	—	464,499
Cumulative change in accounting policy	—	—	—	1,923	1,923
Other comprehensive loss, net	—	—	(200,397)	—	(200,397)
Net loss	—	—	—	(2,833,331)	(2,833,331)
Balance, June 30, 2020	$37	$4,565,658	$(497,600)	$(133,772)	$3,934,323

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries (including Prestige (as defined below), (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, and (v) “Prestige” refers to Prestige Cruises International S. de R.L. (formerly Prestige Cruises International, Inc.), together with its consolidated subsidiaries, including Prestige Cruise Holdings S. de R.L. (formerly Prestige Cruise Holdings, Inc.), Prestige’s direct wholly-owned subsidiary, which in turn is the parent of Oceania Cruises S. de R.L. (formerly Oceania Cruises, Inc.) (“Oceania Cruises”) and Seven Seas Cruises S. de R.L. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2021, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to the novel coronavirus (“COVID-19”), we temporarily suspended all global cruise voyages from March 2020 through June 2021 and began resuming cruise voyages in July 2021 on a limited basis. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

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

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, ongoing travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. As of June 30, 2021, none of our ships were operating with guests on board; however, all of our brands have announced resumption of cruise voyages by September 30, 2021 as part of our phased return to service and two ships have currently commenced voyages. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic.

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

In the second quarter of 2021, we announced a phased relaunch of certain cruise voyages beginning in July 2021 with our ships initially operating at reduced occupancy levels. The Company has announced its phased relaunch plans for all 28 ships across its three brands which began with Norwegian Jade on July 25, 2021 and continues through April 1, 2022. The first cruise to commence in the U.S. was on August 7, 2021 with Norwegian Encore sailing to Alaska from Seattle. The Company expects to have approximately 40% of capacity operating by September 30, 2021 and approximately 75% by December 31, 2021 with the full fleet expected to be back in operation by April 1, 2022. The timing for bringing our ships back to service and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations, port availability, travel restrictions, bans and advisories, and our ability to re-staff our ships and implement new health and safety protocols.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Upon the relaunch of cruise voyages, our principal assumptions for future cash flow projections include:

●	Expected gradual phased relaunch at reduced occupancy levels, increasing over time until we reach historical occupancy levels;
●	Forecasted cash collections primarily upon completion of future voyages and the payment of cash refunds for any further cancellations, in accordance with the terms of our credit card processing agreements (see Note 9 - “Commitments and Contingencies”); and
●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the unique and unpredictable nature of the pandemic, including its magnitude and duration. Accordingly, the full effect of the COVID-19 pandemic on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. We will report a net loss for the three months ending September 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021. We have taken actions to improve our liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue other opportunities to improve our liquidity and to refinance our debt to reduce interest expense and extend maturities.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our available liquidity including cash and cash equivalents of $2.7 billion as of June 30, 2021, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. Gains or losses resulting from transactions denominated in other currencies are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $0.2 million and a loss of $10.2 million for the three months ended June 30, 2021 and 2020, respectively, and gains of $5.0 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively, related to transactions denominated in other currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net includes $400.7 million due from credit card processors as of June 30, 2021, which is expected to be collected within the next 12 months. Prior to the resumption of cruise operations, these amounts were classified in other long-term assets as a result of the uncertainty surrounding the timing of their collection.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of June 30, 2021, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
North America	$3,366	$954,422
Europe	9,701	23,036
Asia-Pacific	—	150,921
South America	—	76,306
Other	3,862	59,126
Total revenue	$16,929	$1,263,811

Amounts for the three and six months ended June 30, 2021 were excluded as the information was not meaningful. North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests has historically approximated 75-85% of total revenue. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2021 and December 31, 2020, our receivables from customers were $0.9 million and $1.0 million, respectively.

Beginning in March 2020, our brands launched new cancellation policies to permit our guests to cancel cruises which are not part of the Company’s temporary suspension of voyages up to 15 days prior to departure. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through October 31, 2021. Certain cruises booked for certain periods, will be permitted a 60-day cancellation window for refunds. Future cruise credits that have been issued are valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales or other long-term liabilities as applicable.

Our contract liabilities are included within advance ticket sales. As of June 30, 2021 and December 31, 2020, our contract liabilities were $50.5 million and $23.1 million, respectively. Of the amounts included within advance ticket sales, the vast majority of deposits held are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the six months ended June 30, 2021, no revenue recognized was included in the contract liability balance at the beginning of the period. The revenue recognized in the six months ended June 30, 2020 that was included in contract liabilities as of the beginning of the period was $0.9 billion.

For cruise vacations that had been cancelled by us due to COVID-19, during the three months ended June 30, 2021 and 2020, approximately $11.2 million and $38.6 million, respectively, and during the six months ended June 30, 2021 and 2020, approximately $26.0 million and $130.6 million, respectively, in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings.

4.            Leases

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. As the full amount of the concession will not be determinable until the force majeure period under the related arrangements have ended, periodic remeasurements will be required. During the contingency period, we are recognizing lease expense for these port facilities as incurred.

Lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2021	December 31, 2020
Operating leases
Right-of-use assets	Other long-term assets	$202,569	$209,037
Current operating lease liabilities	Accrued expenses and other liabilities	22,450	17,700
Non-current operating lease liabilities	Other long-term liabilities	173,845	185,414

Finance leases
Right-of-use assets	Property and equipment, net	10,960	11,948
Current finance lease liabilities	Current portion of long-term debt	5,267	5,143
Non-current finance lease liabilities	Long-term debt	2,718	4,648

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2021 was as follows (in thousands):

	Six Months Ended June 30, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(241,830)	$(234,981)		$(6,849)
Current period other comprehensive loss before reclassifications	(28,363)	(28,363)		—
Amounts reclassified into earnings	35,577	35,380	(1)	197	(2)
Accumulated other comprehensive income (loss) at end of period	$(234,616)	$(227,964)	(3)	$(6,652)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2020 was as follows (in thousands):

	Six Months Ended June 30, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(251,382)	(251,382)		—
Amounts reclassified into earnings	50,985	50,781	(1)	204	(2)
Accumulated other comprehensive income (loss) at end of period	$(497,600)	$(490,610)		$(6,990)
(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $25.7 million of loss expected to be reclassified into earnings in the next 12 months.

6.            Long-Term Debt

Credit Facilities

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

In April 2021, an agreement was executed to defer certain newbuild related debt amortization to July 2022. The aggregate amount of debt amortization that was deferred was €31.2 million, or $37.0 million based on the euro/U.S. dollar exchange rate as of June 30, 2021. The interest rate on the newbuild related debt was increased to 4.5% per annum.

The amendments of the agreements described above resulted in aggregate modification expenses of $52.1 million for the six months ended June 30, 2021, which is recognized in interest expense, net.

In May 2021, NCLC entered into a €28.8 million loan facility for newbuild related payments. The facility bears interest at a rate of 4.5% per annum. As of June 30, 2021, €9.6 million, or $11.4 million based on the euro/U.S. dollar exchange rate as of June 30, 2021, was drawn under this facility, which matures on July 1, 2022.

Unsecured Notes

In December 2020, NCLC conducted a private offering of $850.0 million aggregate principal amount of 5.875% senior unsecured notes due March 15, 2026 (the “2026 Senior Unsecured Notes”). In March 2021, NCLC completed an add-on offering of $575.0 million aggregate principal amount of additional 2026 Senior Unsecured Notes. The 2026 Senior

Unsecured Notes pay interest at 5.875% per annum, semiannually on March 15 and September 15 of each year, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCLC may redeem the 2026 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2025, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Unsecured Notes, in whole or in part, on or after December 15, 2025, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to December 15, 2022, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2026 Senior Unsecured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 105.875% of the principal amount of the 2026 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2026 Senior Unsecured Notes issued remains outstanding following such redemption. The proceeds from the March 2021 issuance were used to repay the $230.0 million Pride of America Credit Facility and the remaining $222.6 million of the Jewel Credit Facility. The repayment of these debt agreements resulted in losses on extinguishment of debt of $1.1 million for the six months ended June 30, 2021, which is recognized in interest expense, net.

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

Exchangeable Notes

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and enhances transparency in disclosures. One model which is being eliminated is the bifurcation of embedded conversion features that are not accounted for separately as derivatives. Each of the 2024 Exchangeable Notes, 2025 Exchangeable Notes, and Private Exchangeable Notes (as defined below) contain or contained conversion options that may be settled with NCLH’s ordinary shares. As the options will be both indexed to and settled in ordinary shares of NCLH, they are accounted for separately as derivatives for NCLC. Due to the bifurcation of the options as derivatives, NCLC does not use one of the models that was eliminated, and the adoption of 2020-06 did not have a material effect.

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

In March 2021, NCLH completed an equity offering that resulted in 52,577,947 ordinary shares being issued for gross proceeds of $1.6 billion. Approximately $1.0 billion of the cash proceeds from the offering were used to repurchase the Private Exchangeable Notes and extinguish the debt. The resulting loss on extinguishment was $236.0 million for the six months ended June 30, 2021, which is recognized in interest expense, net.

The following is a summary of NCLC’s convertible debt instruments as of June 30, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$862,500	$(303,628)	$558,872	$2,016,560	Level 2
2025 Exchangeable Notes	450,000	(141,639)	308,361	844,295	Level 2

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.9 years and 4.1 years for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

The following is a summary of NCLC’s convertible debt instruments as of December 31, 2020 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$862,500	$(338,571)	$523,929	$1,812,975	Level 2
2025 Exchangeable Notes	450,000	(153,299)	296,701	772,412	Level 2
Private Exchangeable Notes	414,311	(399,366)	14,945	1,098,082	Level 2

In addition, we recognize debt conversion options within exchangeable notes. Refer to Note 7— “Fair Value Measurements and Derivatives.”

The following provides a summary of the interest expense of NCLC’s convertible debt instruments (in thousands):

	Three Months	Six Months
	Ended June 30, 2021	Ended June 30, 2021
Coupon interest	18,985	43,125
Amortization of discount and deferred financing fees	24,150	47,763
Total	$43,135	$90,888

Interest expense, including amortization of debt discounts and coupon interest, recognized related to the 2024 Exchangeable Notes and Private Exchangeable Notes was $18.6 million for the three and six months ended June 30, 2020.

The effective interest rate is 22.78% and 15.89% for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of June 30, 2021 for each of the following periods (in thousands):

Year	Amount
Remainder of 2021	$18,271
2022	856,689
2023	924,216
2024	5,060,206
2025	1,054,008
Thereafter	4,579,284
Total	$12,492,674

Debt Covenants

We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At June 30, 2021, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, including following the expiration of any current waivers, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2021, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 366 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

On January 1, 2021, our fuel swaps designated as hedges for marine gas oil maturing through December 31, 2021 were dedesignated as cash flow hedges. As of June 30, 2021, we had, in aggregate with previously dedesignated fuel swaps, approximately 206 thousand metric tons which were not designated as cash flow hedges maturing through December 31, 2022.

As of June 30, 2021, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €1.8 billion, or $2.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2021.

As of June 30, 2021, we had interest rate swaps and collars, which are used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swaps and collars was $0.6 billion as of June 30, 2021.

As of June 30, 2021, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2021 were 62.7 million and 24.0 million NCLH shares for the 2024 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2021	2020	2021	2020
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$6,921	$—	$—	$—
	Other long-term assets	17,054	—	—	—
	Accrued expenses and other liabilities	—	—	—	35,973
	Other long-term liabilities	—	—	—	28,947
Foreign currency contracts
	Prepaid expenses and other assets	1,702	5,779	—	—
	Other long-term assets	25,389	43,250	—	—
	Accrued expenses and other liabilities	—	—	74,084	14,778
	Other long-term liabilities	2,466	6,821	30,563	44,938
Interest rate contracts
	Accrued expenses and other liabilities	—	—	2,919	6,776
	Other long-term liabilities	—	—	—	452
Total derivatives designated as hedging instruments		$53,532	$55,850	$107,566	$131,864

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$6,206	$—	$1,284	$—
	Other long-term assets	2,452	—	—	—
	Accrued expenses and other liabilities	—	546	—	6,732
	Other long-term liabilities	—	—	—	3,534

Debt conversion options	Exchangeable notes	—	—	1,507,451	1,856,145
Total derivatives not designated as hedging instruments		$8,658	$546	$1,508,735	$1,866,411
Total derivatives		$62,190	$56,396	$1,616,301	$1,998,275

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$59,724	$(1,284)	$58,440	$(27,091)	$31,349
Liabilities	1,615,017	(2,466)	1,612,551	(1,602,232)	10,319

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$49,029	$—	$49,029	$(49,029)	$—
Liabilities	1,998,275	(7,367)	1,990,908	(1,913,496)	77,412

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Fuel contracts	$25,456	$27,769	Fuel	$(8,652)	$(13,878)
Fuel contracts	—	—	Other income (expense), net	(1,538)	(11,964)
Foreign currency contracts	19,281	27,694	Depreciation and amortization	(1,266)	(1,266)
Interest rate contracts	(63)	(985)	Interest expense, net	(2,086)	(1,674)
Total gain (loss) recognized in other comprehensive loss	$44,674	$54,478		$(13,542)	$(28,782)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Fuel contracts	$49,506	$(170,708)	Fuel	$(16,823)	$(20,095)
Fuel contracts	—	—	Other income (expense), net	(11,728)	(26,284)
Foreign currency contracts	(78,160)	(70,193)	Depreciation and amortization	(2,533)	(2,395)
Interest rate contracts	291	(10,481)	Interest expense, net	(4,296)	(2,007)
Total gain (loss) recognized in other comprehensive loss	$(28,363)	$(251,382)		$(35,380)	$(50,781)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$54,090	$174,262	$179,448	$(82,627)	$48,992	$179,252	$120,585	$(242,230)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(8,652)	—	—	—	(13,878)	—	—	—
Foreign currency contracts	—	(1,266)	—	—	—	(1,266)	—	—
Interest rate contracts	—	—	(2,086)	—	—	—	(1,674)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(1,538)	—	—	—	(11,964)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
		Depreciation				Depreciation
		and	Interest	Other Income		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$96,693	$344,578	$639,780	$(371,892)	$174,016	$377,449	$189,492	$(236,407)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(16,823)	—	—	—	(20,095)	—	—	—
Foreign currency contracts	—	(2,533)	—	—	—	(2,395)	—	—
Interest rate contracts	—	—	(4,296)	—	—	—	(2,007)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(11,728)	—	—	—	(26,284)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$17,935	$3,646	$50,107	$3,646
Debt conversion options	Other income (expense), net	(108,127)	(215,625)	(424,636)	(215,625)

Long-Term Debt

As of June 30, 2021 and December 31, 2020, the fair value of our long-term debt, including the current portion, was $14.2 billion, which was $0.7 billion higher and $1.0 billion higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan. In May 2016, the plan was amended and restated (“Restated 2013 Plan”) pursuant to approval from NCLH’s Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased by an additional 12,430,000 shares to a new maximum aggregate limit of 27,465,106 shares. In May 2021, the Restated 2013 Plan was further amended and restated to increase the number of NCLH ordinary shares that may be delivered by 4,910,000 shares to 32,375,106 shares.

Share Option Awards

The following is a summary of option activity under NCLH’s Restated 2013 Plan for the six months ended June 30, 2021:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2021	4,525,207	114,583	208,333	$51.96	$59.43	$59.43	4.42	$—
Forfeited and cancelled	(26,833)	—	—	53.62	—	—
Outstanding as of June 30, 2021	4,498,374	114,583	208,333	51.95	59.43	59.43	3.93	—

Restricted Share Unit Awards

In June 2021, NCLH granted 3.1 million time-based restricted share unit awards to our employees, which primarily vest in substantially equal installments each March 1 over three years. Additionally, in June 2021, NCLH granted 0.7 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2023 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2024.

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2021:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2021	6,663,925	$30.54	1,565,184	$39.42	50,000	$59.43
Granted	3,124,241	30.92	736,898	40.89	—	—
Vested	(1,743,479)	47.01	(460,969)	56.73	—	—
Forfeited or expired	(131,969)	26.48	—	—	—	—
Non-vested as of June 30, 2021	7,912,718	27.13	1,841,113	35.68	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Payroll and related expense	$4,735	$5,029	$9,700	$9,731
Marketing, general and administrative expense	17,716	17,360	39,352	45,416
Total share-based compensation expense	$22,451	$22,389	$49,052	$55,147

9.          Commitments and Contingencies

Ship Construction Contracts

Project Leonardo will introduce an additional six ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery as of June 30, 2021 was approximately €7.6 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2021. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

In July 2021, we amended nine credit facilities for our newbuild agreements and increased the combined commitments under such credit facilities by approximately $770 million to cover owner’s supply (generally consists of provisions for the ship), modifications and financing premiums.

Litigation

Class Actions

On March 12, 2020, a class action complaint, Eric Douglas v. Norwegian Cruise Lines, Frank J. Del Rio and Mark A. Kempa, Case No. 1:20-CV-21107, was filed in the United States District Court for the Southern District of Florida, naming the Company, Frank J. Del Rio, the Company’s President and Chief Executive Officer, and Mark A. Kempa, the Company’s Executive Vice President and Chief Financial Officer, as defendants. Subsequently, two similar class action complaints were also filed in the United States District Court for the Southern District of Florida naming the same defendants. On July 31, 2020, a consolidated amended class action complaint was filed by lead plaintiff’s counsel. The complaint asserted claims, purportedly brought on behalf of a class of shareholders, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and alleged that the Company made false and misleading statements to the market and customers about COVID-19. The complaint sought unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, on behalf of a purported class of purchasers of our ordinary shares between February 20, 2020 and March 10, 2020. On April 10, 2021, the case was dismissed and closed, and the plaintiffs no longer have the right to appeal.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against NCLH in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of June 30, 2021, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedent.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.2 billion at June 30, 2021 in advance ticket sales that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2021, we had a reserve of approximately $800 million with a credit card processor recognized in accounts receivable, net or other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of June 30, 2021, the exposure was approximately $940 million. The reserve shortfall of approximately $140 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

10.          Other Income (Expense), Net

For the three months ended June 30, 2021 and 2020, other income (expense), net was of an expense of $82.6 million and $242.2 million, respectively, and for the six months ended June 30, 2021 and 2020, was of an expense of $371.9 million and $236.4 million, respectively, primarily due to losses from conversion options on our exchangeable notes.

11.          Supplemental Cash Flow Information

For the six months ended June 30, 2021 and 2020, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $49.1 million and $7.2 million, respectively.

12. Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee were all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which were held by the Private Investor. The terms of the Private Exchangeable Notes are more fully described under Note 6 — “Long-Term Debt”. Based on the initial exchange rate for the Private Exchangeable Notes, the Private Investor beneficially owned approximately 10% of NCLH’s outstanding ordinary shares as of December 31, 2020. The initial exchange rate for the Private Exchangeable Notes could have been adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not have exceeded 46,577,947. The Private Exchangeable Notes also contained certain anti-dilution provisions that could have subjected the exchange rate to additional adjustment if certain events had occurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our suspension of certain cruise voyages, our ability to weather the impacts of the COVID-19 pandemic, our expectations regarding the resumption of cruise voyages and the timing for such resumption of cruise voyages, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	our ability to comply with the CDC’s Conditional Order and any additional or future regulatory restrictions on our operations and to otherwise develop enhanced health and safety protocols to adapt to the pandemic’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow;
●	legislation prohibiting companies from verifying vaccination status;
●	coordination and cooperation with the CDC, the federal government and global public health authorities to take precautions to protect the health, safety and security of guests, crew and the communities visited and the implementation of any such precautions;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate or refinance our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
●	our success in reducing operating expenses and capital expenditures and the impact of any such reductions;

●	our guests’ election to take cash refunds in lieu of future cruise credits or the continuation of any trends relating to such election;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes or reduction in, commercial airline services;
●	adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	any further impairment of our trademarks, trade names or goodwill;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●	the risks and increased costs associated with operating internationally;
●	fluctuations in foreign currency exchange rates;
●	overcapacity in key markets or globally;
●	our expansion into and investments in new markets;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	our inability to keep pace with developments in technology;

●	changes involving the tax and environmental regulatory regimes in which we operate; and
●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (“Annual Report on Form 10-K”).

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

the CDC’s previously issued No Sail Order that expired on October 31, 2020 and will remain in effect until the earlier of a) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, b) the CDC Director’s rescission or modification of the Conditional Order based on specific public health or other considerations, or c) November 1, 2021. Effective as of July 23, 2021, for cruise ships arriving in, within, or departing from a port in Florida, the Conditional Order only persists as a non-binding recommendation.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and an additional ship on order.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Jewel Credit Facility. The Credit Agreement, dated as of May 15, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of May 1, 2020, and as further amended by Amendment No. 2 to the Credit Agreement dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as joint bookrunners and arrangers, and Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as co-documentation agents, providing for a $260.0 million senior secured credit facility.

●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Pride of America Credit Facility. The Credit Agreement, dated as of January 10, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of April 28, 2020, and as further amended by Amendment No. 2 to the Credit Agreement, dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Mizuho Bank, Ltd., MUFG Bank, Ltd., and Skandinaviska Enskilda Banken AB (Publ), as joint bookrunners, arrangers and co-documentation agents, providing for a $230.0 million senior secured credit facility.

●	Project Leonardo. The next generation of ships for our Norwegian brand.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021 and March 25, 2021, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of June 30, 2021.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings from March 2020 through June 2021, we did not have any Capacity Days during the suspension period. Accordingly, we have not presented herein per Capacity Day data for the three or six months ended June 30, 2021 or June 30, 2020.

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

In addition, Adjusted Net Loss is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net loss. We use Adjusted Net Loss as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Loss may not be indicative of future adjustments or results. For example, for the six months ended June 30, 2020, we incurred $1.6 billion related to impairment losses. We included this as an adjustment in the reconciliation of Adjusted Net Loss since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-Q.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from gaming, beverage sales, shore excursions, specialty dining, retail sales, spa services and photo services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the continued spread of COVID-19, ongoing travel restrictions and limited access to ports around the world, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. The Company has announced its phased relaunch plans for all 28 ships across its three brands which began with Norwegian Jade on July 25, 2021 and continues through April 1, 2022. The first cruise to commence in the U.S. was on August 7, 2021 with Norwegian Encore sailing to Alaska from Seattle. The Company expects to have approximately 40% of capacity operating by September 30, 2021 and approximately 75% by December 31, 2021 with the full fleet expected to be back in operation by April 1, 2022. Certain sailings have been or may be cancelled in conjunction with the new voyage resumption plans for each vessel. As a result of the unprecedented circumstances caused by the pandemic, we are not able to predict the full impact of the pandemic on our Company. Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations.

Preparation for the Safe Resumption of Operations

We have developed SailSAFETM, a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by COVID-19. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to guide the industry in the development of new and enhanced cruise health and safety standards. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department of Health and Human Services, and consists of globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. On September 21, 2020, the expert panel published a report, which included detailed best practices across five key areas of focus to protect the public health and safety of guests, crew and the communities where our cruise ships visit. The panel also submitted its recommendations to the CDC, in response to a CDC request for public comment to inform future public health guidance and preventative measures relating to travel on cruise ships. The panel’s recommendations have informed new detailed health and safety protocols for our return-to-service plan.

The Company also further extended its depth and breadth of experts with the formation of its SailSAFE Global Health and Wellness Council, comprised of six experts at the forefront of their fields and led by Chairman Dr. Scott Gottlieb. The Council’s work complements the Healthy Sail Panel initiative and focuses on the implementation, compliance with and continuous improvement of health and safety protocols across the Company’s operations. The Company continues to work with its expert advisors, the Healthy Sail Panel, and global public health authorities and government agencies to refine its comprehensive and multi-layered health and safety strategy to enhance its already rigorous health and safety standards in response to COVID-19.

Pursuant to the Conditional Order, the CDC has issued and may continue to issue additional requirements through technical instructions or orders as needed and the phases of the Conditional Order may be subject to change based on public health considerations, including the trajectory of the pandemic and the ability of cruise ship operators to successfully employ measures that mitigate the risk of COVID-19. We have received conditional sailing certificates for certain ships and are in the process of seeking certifications for the remaining ships in our fleet that will be operating out of the U.S. Additionally, in the U.S., certain states have enacted legislation prohibiting companies from verifying the vaccination status of guests. We challenged such a prohibition in Florida in court and received a preliminary injunction allowing us to operate as planned. As a result of these and other regulatory requirements and other logistical challenges, the timeline for our ability to return our entire fleet to cruises both in and outside of the U.S. is fluid. Nevertheless, we continue to work with other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited as we begin to resume operations.

We began a phased relaunch of cruise voyages in July 2021. Initially, ship occupancy will be limited to generally between 60% to 80% of capacity. During the first two months of a ship’s return to service, occupancy is expected to be incrementally increased until the ship reaches full capacity. By the end of 2021, we are planning for all ships to be ready to sail at full capacity. We plan to continue gradually launching ships from each brand through April 1, 2022. Refer to “Item 1A. Risk Factors” for further details regarding the uncertainties of returning to sailing at full fleet capacity.

Modified Policies

Our brands have launched new cancellation policies for certain sailings booked during certain time periods to permit our guests to cancel cruises which were not part of our temporary suspension of voyages up to 15 days prior to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs are currently in place for cruises booked through specific time periods specified by brand, and for cruises scheduled to embark through October 31, 2021. Certain cruises booked for certain periods, will be permitted a 60-day cancellation window for refunds. The future cruise credits issued under these programs are valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we have also extended our modified final payment schedule for all voyages on Regent Seven Seas Cruises through September 30, 2021, on Oceania Cruises through October 31, 2021 and for specified future voyages, and for the majority of voyages on Norwegian Cruise Line through March 31, 2022, which now requires payment 60 days prior to embarkation versus the standard 120 days. Our brands currently expect to provide cash refunds for cash bookings for future sailings we may cancel.

Update on Bookings

Bookings continue to be strong for future periods despite reduced sales and marketing investments and a travel agency industry that has not been at full strength since the start of the pandemic. 2022 booking and pricing trends continue to be very positive driven by strong pent-up demand. The Company is experiencing robust future demand across all brands with the overall cumulative booked position for full year 2022 meaningfully ahead of 2019’s record levels at higher pricing even when including the dilutive impact of future cruise credits. Our operations may be suspended beyond our announced suspensions and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

There are remaining uncertainties about when our full fleet will be back in service at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the three months ending September 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021. Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations.

Financing Transactions and Cost Containment Measures

In 2021, we have continued to take actions to bolster our financial condition while our global cruise voyages are disrupted. In March 2021, we received additional financing through various debt financings and NCLH’s equity offering, collectively totaling $2.7 billion in gross proceeds. From the proceeds, approximately $1.5 billion was used to extinguish debt. Refer to Note 6 – “Long-Term Debt” for further details about the above transactions.

We undertook several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, including the reduction of capital expenditures and deferral of debt amortization as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses, which had already been implemented at the beginning of 2021, included the significant reduction or deferral of marketing expenditures, the implementation of hiring freezes, a 20% salary or hours reduction for certain shoreside team members, a pause in our 401(k) matching contributions, corporate travel freezes for shoreside employees, and employee furloughs. Some of these cost savings initiatives have been discontinued as we begin our resumption of cruise voyages.

See “—Liquidity and Capital Resources” below for more information.

Quarterly Overview

Three months ended June 30, 2021 (“2021”) compared to three months ended June 30, 2020 (“2020”)

●	Total revenue decreased 74.2% to $4.4 million compared to $16.9 million.
●	Net loss was $(867.5) million compared to $(951.1) million.
●	Operating loss was $(604.5) million compared to $(594.5) million.
●	Adjusted Net Loss was $(713.8) million in 2021, which included $153.8 million of adjustments primarily consisting of expenses related to losses on to our debt conversion options. Adjusted Net Loss was $(668.0) million in 2020, which included $283.1 million of adjustments primarily related to losses on to our debt conversion options.
●	Adjusted EBITDA decreased 3.7% to $(406.9) million compared to $(392.2) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Net Loss and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Passengers carried	—	—	—	499,729
Passenger Cruise Days	—	—	—	4,278,602
Capacity Days	—	—	—	4,123,858
Occupancy Percentage				103.8%

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2021			2021
		Constant			Constant
	2021	Currency	2020	2021	Currency	2020
Total cruise operating expense	$249,727	$246,884	$301,652	$450,582	$446,491	$1,295,912
Marketing, general and administrative expense	184,901	183,242	130,562	387,967	384,616	400,469
Gross Cruise Cost	434,628	430,126	432,214	838,549	831,107	1,696,381
Less:
Commissions, transportation and other expense	6,564	6,374	34,601	15,597	15,355	366,969
Onboard and other expense	1,276	1,276	3,188	2,535	2,535	78,161
Net Cruise Cost	426,788	422,476	394,425	820,417	813,217	1,251,251
Less: Fuel expense	54,090	54,090	48,992	96,693	96,693	174,016
Net Cruise Cost Excluding Fuel	372,698	368,386	345,433	723,724	716,524	1,077,235
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	905	905	666	1,810	1,810	1,332
Non-cash share-based compensation (2)	22,451	22,451	22,389	49,052	49,052	55,147
Adjusted Net Cruise Cost Excluding Fuel	$349,342	$345,030	$322,378	$672,862	$665,662	$1,020,756
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(867,524)	$(951,065)	$(2,189,986)	$(2,833,331)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,004	992	2,007	1,983
Non-cash share-based compensation (2)	22,451	22,389	49,052	55,147
Extinguishment and modification of debt (3)	—	21,159	289,190	21,159
Amortization of intangible assets (4)	—	2,773	—	5,547
Impairment loss (5)	—	175	—	1,633,337
Debt conversion option, discount and expenses (6)	130,311	235,612	468,605	235,612
Adjusted Net Loss	$(713,758)	$(667,965)	$(1,381,132)	$(880,546)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Amortization of intangible assets related to the Acquisition of Prestige, which are included in depreciation and amortization expense.
(5)	Impairment loss consists of goodwill, trade name and property and equipment impairments. The impairments of goodwill and trade names are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(6)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(867,524)	$(951,065)	$(2,189,986)	$(2,833,331)
Interest expense, net	179,448	120,585	639,780	189,492
Income tax (benefit) expense	927	(6,287)	2,655	(10,384)
Depreciation and amortization expense	174,262	179,252	344,578	377,449
EBITDA	(512,887)	(657,515)	(1,202,973)	(2,276,774)
Other (income) expense, net (1)	82,627	242,230	371,892	236,407
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	905	666	1,810	1,332
Non-cash share-based compensation (3)	22,451	22,389	49,052	55,147
Impairment loss (4)	—	—	—	1,607,797
Adjusted EBITDA	$(406,904)	$(392,230)	$(780,219)	$(376,091)
(1)	Primarily consists of losses from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Impairment loss consists of goodwill and trade name impairments.

Three months ended June 30, 2021 (“2021”) compared to three months ended June 30, 2020 (“2020”)

Revenue

Total revenue decreased 74.2% to $4.4 million in 2021 compared to $16.9 million in 2020. In 2021 and 2020, our total revenue was insignificant. The adverse impact on revenue was due to the cancellation of sailings beginning March 13, 2020 as a result of the COVID-19 pandemic.

Expense

Total cruise operating expense decreased 17.2% in 2021 compared to 2020. In 2021, our cruise operating expenses were primarily related to crew costs, including salaries, food and other travel costs; fuel; and other ongoing costs such as insurance and ship maintenance. Additionally, in 2020, our cruise operating expenses were increased due to costs associated with the suspension of cruise voyages, including the cost of crew repatriation and the continued payment of protected commissions. Gross Cruise Cost increased 0.6% in 2021 compared to 2020 primarily related to the decrease in costs described above offset by an increase in marketing, general and administrative expenses as we prepare to return to sailing. Total other operating expense increased 15.9% in 2021 compared to 2020 primarily due to the increase in marketing, general and administrative costs as a result of increased advertising costs as well as an increase in salaries and benefits as we return to a more normalized cost structure.

Interest expense, net was $179.4 million in 2021 compared to $120.6 million in 2020. The increase in interest expense reflects additional debt outstanding at higher interest rates, partially offset by lower LIBOR. Also, included in 2020 were losses on extinguishment of debt and debt modification costs of $21.2 million.

Other income (expense), net was expense of $82.6 million in 2021 compared to $242.2 million in 2020. The expenses were primarily due to losses from conversion options on our exchangeable notes.

Six months ended June 30, 2021 (“2021”) compared to six months ended June 30, 2020 (“2020”)

Revenue

Total revenue decreased 99.4% to $7.5 million in 2021 compared to $1.3 billion in 2020. In 2020, voyages were cancelled beginning March 13, 2020. In 2021, our total revenue was insignificant. The adverse impact on revenue was due to the cancellation of sailings in 2021 as a result of the COVID-19 pandemic.

Expense

Total cruise operating expense decreased 65.2% in 2021 compared to 2020. In 2021, our cruise operating expenses were primarily related to crew costs, including salaries, food and other travel costs; fuel; and other ongoing costs such as insurance and ship maintenance. In 2020, our cruise operating expenses subsequent to the suspension of cruise voyages on March 13, 2020 primarily included the cost of protected commissions and crew costs, including salaries, food and other repatriation costs. Gross Cruise Cost decreased 50.6% in 2021 compared to 2020 primarily related to the change in costs described above in addition to a decrease in marketing, general and administrative expenses from cost savings initiatives in connection with the COVID-19 pandemic and as described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures.” Total other operating expense decreased 69.3% in 2021 compared to 2020 primarily due to the impairment of goodwill and trade names triggered by the COVID-19 pandemic in 2020. Depreciation and amortization expense decreased primarily due to a $25.5 million impairment loss recognized in 2020.

Interest expense, net was $639.8 million in 2021 compared to $189.5 million in 2020. The increase in interest expense reflects losses on extinguishment of debt and debt modification costs of $289.2 million primarily related to the repurchase of the Private Exchangeable Notes as well as additional debt outstanding at higher interest rates, partially offset by lower LIBOR.

Other income (expense), net was expense of $371.9 million in 2021 compared to $236.4 million in 2020. The expenses were primarily due to losses from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of June 30, 2021, our liquidity was $2.7 billion consisting of cash and cash equivalents.

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

In July 2021, we amended nine credit facilities for our newbuild agreements and increased the combined commitments under such credit facilities by approximately $770 million to cover owner’s supply (generally consists of provisions for the ship), modifications and financing premiums.

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

The Company's monthly average cash burn for the second quarter 2021 was approximately $200 million, higher than prior guidance of approximately $190 million and above the prior quarter, as it prepared for a return to service this summer. Return to service expenses are primarily related to repositioning, provisioning and staffing of vessels, implementing new health and safety protocols and a measured ramp up of demand generating marketing investments. Looking ahead, we expect third quarter 2021 monthly average cash burn to increase to approximately $285 million driven by the continued phased relaunch of additional vessels.

Cash burn rates include ongoing ship operating expenses, administrative operating expenses, interest expense, taxes, debt deferral fees and expected non-newbuild capital expenditures and exclude cash refunds of customer deposits as well as cash inflows from new and existing bookings, newbuild related capital expenditures and other working capital changes. Future cash burn rate estimates also exclude unforeseen expenses. The second quarter 2021 cash burn rate and third quarter estimate also reflect the deferral of debt amortization and newbuild related payments.

We continue to expect a gradual phased relaunch of our ships, with our ships initially operating at reduced occupancy levels as described in “Update Regarding COVID-19 Pandemic— Preparation for the Safe Resumption of Operations.” Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations. The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 global pandemic. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next twelve months. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if we are unable to resume our cruise voyages on the schedule expected, and particularly if a substantial portion of our fleet continues to have suspended cruise voyages for a prolonged period.

We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At June 30, 2021, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have significant capacity to incur additional indebtedness under our debt agreements. On May 20, 2021, NCLH’s shareholders authorized a 490,000,000 increase in the number of ordinary shares available for issuance. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of June 30, 2021, we had advance ticket sales of $1.4 billion, including the long-term portion, which included approximately $0.8 billion of future cruise credits. We also have agreements with our credit card processors that, as of June 30, 2021, governed approximately $1.2 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased.

As of June 30, 2021, we had a reserve of approximately $800 million with a credit card processor recognized in accounts receivable, net or other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of June 30, 2021, the exposure was approximately $940 million. The reserve shortfall of approximately $140 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2021” refer to the six months ended June 30, 2021 and references to “2020” refer to the six months ended June 30, 2020.

Net cash used in operating activities was $1.5 billion in 2021 as compared to net cash used in operating activities of $1.3 billion in 2020. The net cash used in operating activities included timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $191.6 million in 2021 compared to a decrease of $844.2 million in 2020 while our accounts receivable, net and prepaid expenses and other assets, which contain our reserves with credit card processors, decreased cash by $408.1 million and $242.6 million, respectively, compared to a decrease of $2.1 million and $111.5 million, respectively, in 2020.

Net cash used in investing activities was $315.2 million in 2021 and $751.6 million in 2020, primarily related to newbuild payments in 2021 and payments for Seven Seas Splendor and ship improvement projects in 2020.

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

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $0.3 billion for the remainder of 2021 and $1.6 billion and $2.5 billion for the years ending December 31, 2022 and 2023, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.2 billion for the remainder of 2021 and $1.0 billion and $2.0 billion for the years ending December 31, 2022 and 2023, respectively. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

Project Leonardo will introduce an additional six ships, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.6 billion, or $9.0 billion based on the euro/U.S. dollar exchange rate as of June 30, 2021. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2021 and 2020 was $9.9 million and $5.6 million, respectively, and for the six months ended June 30, 2021 and 2020 was $18.0 million and $11.3 million, respectively, primarily associated with the construction of our newbuild ships.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As of June 30, 2021, our contractual obligations with initial or remaining terms in excess of one year, including interest payments on long-term debt obligations, included the following (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$12,492,674	$361,189	$5,559,953	$4,448,294	$2,123,238
Operating leases (2)	225,414	29,674	63,837	62,971	68,932
Ship construction contracts (3)	8,749,304	221,170	3,888,840	2,826,579	1,812,715
Port facilities (4)	2,031,604	72,203	142,445	139,686	1,677,270
Interest (5)	2,429,143	565,867	1,042,441	578,552	242,283
Other (6)	1,028,162	279,624	437,996	307,960	2,582
Total	$26,956,301	$1,529,727	$11,135,512	$8,364,042	$5,927,020
(1)	Long-term debt excludes discounts, premiums, deferred financing fees and conversion options, which are a direct addition or deduction from the carrying value of the related debt liability in the consolidated balance sheets.
(2)	Operating leases are primarily for port facilities and offices.
(3)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2021. Export credit financing is in place from syndicates of banks. Approximately $196.2 million of the ship construction contracts due in less than one year are financed under export credit or other newbuild related financing.
(4)	Port facilities represent our usage of certain port facilities. Our port facilities agreements include force majeure provisions that may alleviate an unspecified amount of obligations under minimum guarantees during the COVID-19 pandemic. In March 2020, the Company provided the required notice that such provisions were being enacted. Customary practice is to prorate these obligations for the annual period impacted. A portion of our port fees may be waived as a result of these provisions, including those ports that are presented within operating leases in the table above.
(5)	Interest includes fixed and variable rates with LIBOR held constant as of June 30, 2021.
(6)	Other includes future commitments for service, maintenance and other business enhancement capital expenditures contracts. Certain contracts contain provisions which provide for reduced obligations in the case of a ship(s) removed from operations. As a result, we may only be required to cover reasonable costs during the time period whereby our operations have temporarily been suspended. These reasonable costs are subject to ongoing negotiations.

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

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios and restrict our ability to pay dividends. Substantially all of our ships and other property and equipment are pledged as collateral for certain of our debt. We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. At June 30, 2021, taking into account such waivers, we were in compliance with all of our debt covenants.

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

In light of the measures described under "Update Regarding COVID-19 Pandemic — Financing Transactions and Cost Containment Measures", we believe our cash on hand, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources” for further information regarding the debt covenant waivers. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Furthermore, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if we are unable to resume our cruise voyages on the schedule expected, and particularly if a substantial portion of our fleet continues to have suspended cruise voyages for a prolonged period.

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

Interest Rate Risk

As of June 30, 2021, we had interest rate swap and collar agreements to hedge our exposure to interest rate movements and to manage our interest expense. As of June 30, 2021, 76% of our debt was fixed and 24% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements as of June 30, 2021 was $0.6 billion. As of December 31, 2020, 74% of our debt was fixed and 26% was variable, which includes the effects of the interest rate swaps. The notional amount of our outstanding debt associated with the interest rate swap agreements was $0.7 billion as of December 31, 2020. The change in our fixed rate percentage from December 31, 2020 to June 30, 2021 was primarily due to the addition of fixed rate debt, which was partially used to repay variable rate debt. Based on our June 30, 2021 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $30.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2021, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.5 billion, or $6.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2021. As of December 31, 2020, the payments not hedged aggregated €5.0 billion, or $6.1 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2020. The change from December 31, 2020 to June 30, 2021 was due to modifications of our ship construction contracts. We estimate that a 10% change in the euro as of June 30, 2021 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 21.7% and 16.2% for the three months ended June 30, 2021 and 2020, respectively, and 21.5% and 13.4% for the six months ended June 30, 2021 and 2020, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2021, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 43%, 37% and 14% of our remaining 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2020, we had hedged approximately 59%, 37% and 15% of our 2021, 2022 and 2023 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2020 and June 30, 2021 primarily due to changes in forecasted purchases and the termination of certain fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2021 fuel expense by $15.1 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $7.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2021. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. COVID-19 has also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

The spread of COVID-19 and the developments surrounding the global pandemic are having significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands, which was subsequently extended through June 2021. We began resuming cruises voyages in July 2021 on a limited basis. We expect the remaining ships in our fleet will continue incrementally resuming voyage operations through April 1, 2022, but due to the uncertainties surrounding the COVID-19 pandemic, it may take us longer than expected to return our entire fleet to cruise voyage operations and/or the suspension could potentially be reinstated after we have begun sailing, and the total length of time the majority of our fleet is out of cruise voyage operations may be prolonged. In addition, we have been, and will continue to be, further negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations and orders by the U.S. Department of State, the CDC and the Department of Homeland Security, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call around the globe. On October 30, 2020, the CDC issued a Conditional Order that introduces a phased approach for the resumption of passenger cruises in the U.S. depending on a cruise line’s ability to implement certain protocols and procedures. We have received conditional sailing certificates for certain ships and are in the process of seeking certifications for the remaining ships in our fleet that will be operating out of the U.S., but our ability to comply with the Conditional Order in the future is unknown. As a result of these and other regulatory requirements and other logistical challenges, the timeline for our ability to return our entire fleet to cruises both in and outside of the U.S. is fluid. Additionally, in the U.S., certain states have enacted legislation prohibiting companies from verifying the vaccination status of guests, which in some instances we have challenged in court. Compliance with the Conditional Order and other regulations may involve significant costs and could create significant uncertainties about our ability to continue to operate our cruise voyages in the U.S. We will continue to incur COVID-19 related costs as we implement additional health-related protocols on our ships, such as controlled capacity and testing, which may have a significant effect on our operations. In addition, the industry will be subject to enhanced health and safety requirements which may be costly and take a significant amount of time to implement across our fleet. There is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of COVID-19 onboard our ships and among our passengers and crew.

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

Our ability to transport crew to and from our ships is dependent on a number of factors, including the ability to transport crew members to and from their home countries due to the limited number of commercial flights and charter options available, and governmental restrictions and regulations with respect to disembarking crew members and travel generally. Additionally, our policy that crew members must be fully vaccinated may create logistical challenges due to potential limitations on vaccine supplies, logistical complexities relating to vaccinating crew members who reside in different countries around the world and vaccine hesitancy. Such restrictions on crew travel and challenges in making sure our crew members have been vaccinated could impact our ability to staff our ships as operations continue to resume.

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

Due to the unknown duration and extent of the COVID-19 pandemic, travel restrictions, bans and advisories, uncertainties around our ability to comply with the Conditional Order and or any additional or future regulatory restrictions on our operations, the potential unavailability of ports and/or destinations, unknown cancellations and timing of redeployments and a general impact on consumer sentiment regarding cruise travel, there are continuing uncertainties about when our full fleet will be back in service at historical occupancy levels. Moreover, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-pandemic demand or pricing levels. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may continue to have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by enhanced health and safety protocols, including vaccination requirements, concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. Due to the uncertainty surrounding the duration and severity of this pandemic, we can provide no assurance as to when and at what pace demand for cruise vacations will return to pre-pandemic levels, if at all. Accordingly, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer.

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

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements have and may continue to adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve would be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. As of June 30, 2021, we had a reserve of approximately $800 million with a credit card processor recognized in accounts receivable, net or other long-term assets. Additionally, we are required to fund all refunds until further notice and 100% of incoming advance ticket sales deposits with this credit card processor will be withheld and are not expected to be released until the credit card processor’s exposure is fully collateralized. As of June 30, 2021, the exposure was approximately $940 million. The reserve shortfall of approximately $140 million will decrease as refunds are funded, cruises are provided and amounts withheld by the credit card processor are allocated to the reserve rather than remitted to the Company. We may be required to pledge additional collateral and/or post cash reserves or take other actions that may further reduce our liquidity. As a consequence, our financial position and liquidity could be further materially impacted.

As a result of all of the foregoing, we will report a net loss for the three months ending September 30, 2021 and expect to report a net loss until we are able to resume regular voyages, including for the year ending December 31, 2021. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, the terms and conditions of our existing debt agreements and any agreements governing future indebtedness, our prospects and our credit ratings. Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our $675 million 2024 Senior Secured Notes and $750 million 2026 Senior Secured Notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. Accordingly, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

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

The extent of the effects of the pandemic on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration, spread, severity and any recurrence of the pandemic, the severity and transmission rates of new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described herein, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Additionally, epidemics, pandemics and viral outbreaks or other wide-ranging health scares in the future would likely also adversely affect our business, financial condition and results of operations.

Item 6. Exhibits

10.1

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.2

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.3

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.4

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.5

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.6

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.7

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-

Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.8

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.9

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.10

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 21, 2021 (File No. 001-35784))†

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020;

(ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020;

(iii) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: August 9, 2021