Form 10-K
period 2021-12-31
NCL CORP Ltd.
filed 2022-03-01
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At February 16, 2022, 31,164,004 ordinary shares were outstanding.

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

This annual report includes certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income (Loss). Definitions of these non-GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculating our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise indicated in this annual report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024.
●	2026 Senior Secured Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $750.0 million aggregate principal amount of 10.25% senior secured notes due 2026.
●	Acquisition of Prestige. In November 2014, we acquired Prestige in a cash and stock transaction for total consideration of $3.025 billion, including the assumption of debt.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and one additional ship on order.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Breakaway Class Ships. Norwegian Breakaway and Norwegian Getaway.
●	Breakaway Plus Class Ships. Norwegian Escape, Norwegian Joy, Norwegian Bliss and Norwegian Encore.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.

●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	IPO. The initial public offering of 27,058,824 ordinary shares, par value $0.001 per share, of NCLH, which was consummated on January 24, 2013.
●	Jewel Credit Facility. The Credit Agreement, dated as of May 15, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of May 1, 2020, and as further amended by Amendment No. 2 to the Credit Agreement dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as joint bookrunners and arrangers, and Bank of America, N.A., Truist Bank (formerly known as Branch Banking and Trust Company), Fifth Third Bank and Mizuho Bank, Ltd., as co-documentation agents, providing for a $260.0 million senior secured credit facility.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Pride of America Credit Facility. The Credit Agreement, dated as of January 10, 2019 (as amended by Amendment No. 1 to the Credit Agreement, dated as of April 28, 2020, and as further amended by Amendment No. 2 to the Credit Agreement, dated as of January 29, 2021), among NCLC, as borrower, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Mizuho Bank, Ltd., MUFG Bank, Ltd., and Skandinaviska Enskilda Banken AB (Publ), as joint bookrunners, arrangers and co-documentation agents, providing for a $230.0 million senior secured credit facility.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021 and November 12, 2021, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of December 31, 2021.

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our ability to weather the impacts of the COVID-19 pandemic, our expectations regarding the resumption of cruise voyages and the timing for such resumption of cruise voyages, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●the spread of epidemics, pandemics and viral outbreaks and specifically, the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including on cruises), which is expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;

●implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with regulatory restrictions related to the pandemic;

●legislation prohibiting companies from verifying vaccination status;

●our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;

●our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;

●our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;

●the unavailability of ports of call;

●future increases in the price of, or major changes or reduction in, commercial airline services;

●changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;

●the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;

●our success in controlling operating expenses and capital expenditures;

●trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;

●adverse events impacting the security of travel, such as terrorist acts, armed conflict and threats thereof, acts of piracy, and other international events;

●adverse incidents involving cruise ships;

●adverse general economic and related factors, such as fluctuating or increasing levels of interest, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

●breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;

●changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;

●mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;

●the risks and increased costs associated with operating internationally;

●our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;

●our inability to obtain adequate insurance coverage;

●pending or threatened litigation, investigations and enforcement actions;

●any further impairment of our trademarks, trade names or goodwill;

●volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;

●our reliance on third parties to provide hotel management services for certain ships and certain other services;

●fluctuations in foreign currency exchange rates;

●our expansion into new markets and investments in new markets and land-based destination projects;

●overcapacity in key markets or globally; and

●other factors set forth under “Risk Factors.”

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

Our Company

Business Overview

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2021, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. We refer you to “—Impact of COVID-19” for further information.

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

We have nine ships on order across our portfolio of brands. For the Norwegian brand, we have six Prima Class Ships on order, with expected delivery dates from 2022 through 2027. For Regent Seven Seas Cruises, we have one Explorer Class Ship on order for delivery in 2023. For Oceania Cruises, we have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 83,000, which includes additional Berths we plan to add to our Prima Class Ships, subject to certain conditions. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Impact of COVID-19

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. Beginning in December 2021, the spread of the Omicron variant of COVID-19, with its increased transmissibility, caused several operational challenges and disruptions, including new travel restrictions and increased protocols in ports of call limiting port availability, which led to the cancellation of certain voyages in the fourth quarter of 2021 and first quarter of 2022, and the postponement of the restart of certain vessels. As of the date hereof, 16 of our 28 ships, or 70%

of our Berth capacity, are operating with guests on board. This excludes a vessel which was paused from service beginning December 2021 due to the cancellation of its South Africa and related itineraries as a result of travel restrictions and other operational challenges due to the Omicron variant. We expect to have approximately 85% of capacity operating by the end of the first quarter of 2022 with the full fleet expected to be back in operation during the early part of the second quarter of 2022.

In connection with the expiration of the Temporary Extension and Modification of Framework for Conditional Sailing Order on January 15, 2022, the CDC announced that it would be implementing the COVID-19 Program for Cruise Ships Operating in U.S. Waters (the “Program”), a voluntary COVID-19 risk mitigation program for foreign-flagged cruise ships operating in U.S. waters. The CDC released details regarding the Program in February 2022, which we have reviewed. We currently remain opted into the Program. As part of our SailSAFE health and safety program, our SailSAFE Global Health and Wellness Council, chaired by former head of the U.S. Food and Drug Administration, Dr. Scott Gottlieb, continues to advise the Company on health and safety protocols in light of advancements in medicine and technology.

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

Addressed Significant Operational Challenges

Health and Safety

In response to the public health environment brought on by the COVID-19 pandemic, we have developed SailSAFETM, a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by COVID-19. In July 2020, we announced a collaboration with Royal Caribbean Group to form a group of experts called the “Healthy Sail Panel” to guide the industry in the development of new and enhanced cruise health and safety standards. The panel is co-chaired by Dr. Scott Gottlieb, former commissioner of the U.S. Food and Drug Administration, and Governor Mike Leavitt, former Secretary of the U.S. Department of Health and Human Services, and consists of globally recognized experts from various disciplines, including public health, infectious disease, biosecurity, hospitality and maritime operations. The panel’s recommendations have informed new detailed health and safety protocols for our return-to-service plan.

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

Port Availability

In preparation for our resumption of operations, we coordinated closely with the homeports and ports of call around the world in which we had previously operated. Based on the openness and availability of ports, we drafted a voyage resumption plan with a slate of voyages, which we have modified as additional ports opened or temporarily closed for cruise traffic. Due to varied embarkation and disembarkation requirements by port, we are implementing processes to inform passengers of local regulations and requirements. We remain in contact with ports of call to ensure accessibility and any need for modifications due to port availability.

Execution of Financial Action Plan

We continue to take proactive measures to enhance liquidity and financial flexibility in the current environment. In March 2021, we received additional financing through various debt financings and an NCLH equity offering, collectively totaling $2.7 billion in gross proceeds. From the proceeds, approximately $1.5 billion was used to extinguish debt. In November 2021, the Company executed a $1 billion commitment through August 15, 2022 that provides additional liquidity to the Company. Also in November 2021, we received additional financing through a debt financing and an NCLH equity offering, collectively totaling $2.3 billion in gross proceeds. From the proceeds, approximately $2.0 billion was used to extinguish debt. In addition, in February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, all of which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make principal payments on debt maturing in the short-term, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Refer to Note 8 – “Long-Term Debt” for further details about the above transactions.

We also undertook several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, including the reduction of capital expenditures and deferral of debt amortization as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more detail regarding our COVID-19 financial action plan.

Resumption of Operations

We began a phased relaunch of cruise voyages in July 2021. Initially, each newly launched ship is expected to operate at reduced occupancy, which will gradually increase over time. We plan to continue gradually launching ships from each brand through the early part of the second quarter of 2022. Based on the current conditions, we are planning for all ships to sail at full capacity by the end of 2022. The timing for returning ships to service, the level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories and our ability to re-staff certain ships. Refer to “Item 1A. Risk Factors” for further details regarding the uncertainties of returning to sailing at full fleet capacity, and “Item 1A. Risk Factors—If our phased restart of cruise operations does not resume as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities” for details regarding the potential effect of delays on our debt covenants.

Our COVID-19 vaccination policy requires that all guests, with the exception of guests under the age of 12 on Norwegian Cruise Line sailings beginning March 1, 2022, and all crew must be vaccinated. In the U.S., certain states have enacted legislation prohibiting companies from verifying the vaccination status of guests. We challenged such a prohibition in Florida in court and received a preliminary injunction allowing us to operate as planned. As a result of regulatory requirements and other logistical challenges, the timeline for our ability to return our entire fleet to cruises is fluid. Nevertheless, we continue to work with other federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited as we continue to resume operations.

Our Fleet

The following table presents information about our ships and their primary areas of operation based on current and future itineraries, which are subject to change.

Ship (1)	Year Built	Primary Areas of Operation
Norwegian
Norwegian Viva (2)	2023	The Bahamas, Caribbean, Europe
Norwegian Prima (2)	2022	The Bahamas, Bermuda, Caribbean, Europe
Norwegian Encore	2019	Alaska, the Bahamas, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Bliss	2018	Alaska, Caribbean, Central America, Mexico-Pacific, U.S. West Coast
Norwegian Joy	2017	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Mexico-Pacific
Norwegian Escape	2015	The Bahamas, Bermuda, Canada & New England, Caribbean, Europe
Norwegian Getaway	2014	The Bahamas, Bermuda, Caribbean, Europe
Norwegian Breakaway	2013	Bermuda, Canada & New England, Caribbean, Europe
Norwegian Epic	2010	Bermuda, Caribbean, Europe
Norwegian Gem	2007	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jade	2006	Africa, Asia, the Bahamas, Caribbean, Europe
Norwegian Pearl	2006	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe
Norwegian Jewel	2005	Alaska, Caribbean, Central America, Hawaii, Mexico-Pacific, U.S. West Coast
Pride of America	2005	Hawaii
Norwegian Dawn	2002	Caribbean, Europe
Norwegian Star	2001	Antarctica, Europe, South America
Norwegian Sun	2001	Alaska, Asia
Norwegian Sky	1999	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America
Norwegian Spirit	1998	Alaska, Australia & New Zealand, Hawaii, South Pacific
Oceania Cruises
Oceania Vista (3)	2023	The Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Mexico-Pacific
Oceania Riviera	2012	Africa, Asia, Bermuda, Caribbean, Europe
Oceania Marina	2011	Antarctica, Caribbean, Central America, Europe, South America
Oceania Nautica	2000	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Europe, South America, South Pacific
Oceania Sirena	1999	The Bahamas, Bermuda, Caribbean, Central America, Europe
Oceania Regatta	1998	Alaska, Asia, Australia & New Zealand, Hawaii, Mexico-Pacific, South Pacific, U.S. West Coast
Oceania Insignia	1998	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Regent
Seven Seas Grandeur (4)	2023	The Bahamas, Bermuda, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Splendor	2020	The Bahamas, Bermuda, Caribbean, Central America, Europe, Mexico-Pacific, South America
Seven Seas Explorer	2016	Africa, Alaska, Asia, Australia & New Zealand, the Bahamas, Caribbean, Central America, Europe, Mexico-Pacific
Seven Seas Voyager	2003	Africa, Antarctica, Bermuda, Caribbean, Europe, South America
Seven Seas Mariner	2001	Africa, Alaska, Asia, Australia & New Zealand, the Bahamas, Bermuda, Canada & New England, Caribbean, Central America, Europe, Hawaii, Mexico-Pacific, South America, South Pacific, U.S. West Coast
Seven Seas Navigator	1999	Africa, Asia, Australia & New Zealand, Bermuda, Canada & New England, Caribbean, Europe, South America, South Pacific
(1)	The table above does not include the five additional ships on order.
(2)	The first and second of the Prima Class Ships, which are expected to be delivered in the summer of 2022 and spring of 2023, respectively.
(3)	The first of the Allura Class Ships, which is expected to be delivered in the spring of 2023.
(4)	The last of the Explorer Class Ships, which is expected to be delivered in the fall of 2023.

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

Norwegian’s ships offer up to 28 dining options, a diverse range of accommodations and what we believe is the widest array of entertainment at sea. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience. Regent’s all-inclusive offering includes business class air on intercontinental flights, unlimited shore excursions, 1-night pre-cruise hotel package in Concierge Suites and higher, specialty restaurants, unlimited beverages, including fine wines and spirits, pre-paid gratuities, unlimited Wi-Fi, transfers between airport and ship, valet laundry service and other amenities. Historically, we have continually looked for ways to enhance our already strong product offering and onboard guest experience across our three brands and in the destinations we visit. We have done so through ship refurbishments, enhancements to dining and entertainment offerings, expansion of immersive shore excursion offerings and more. In the current environment, we are focused on enhancing health and safety practices for our guests.

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

Itinerary Optimization & Premium Itinerary Mix

We manage our ships’ deployments to promote a better breadth of itineraries, sell cruises further in advance and maximize profitability. We offer a diverse selection of premium itineraries which we continually look to enhance. Our fleet has a worldwide deployment, offering voyages ranging from three days to a 180-day around-the-world cruise. Our vessels call on ports including Scandinavia, Russia, the Mediterranean, the Greek Isles, Alaska, Canada and New England, Hawaii, Asia, Tahiti and the South Pacific, Australia and New Zealand, Africa, India, South America, the

Panama Canal and the Caribbean. Our destination management team reviews deployments across the fleet, either repositioning ships to new destinations or fine-tuning itineraries, with the goal of diversifying our deployment and creating product scarcity which, in turn, leads to higher pricing.

We are also focused on destination development and have created two private destinations to enhance the shore experience for our guests. We were the first cruise line to develop a private island, Great Stirrup Cay in the Bahamas. This private destination is the Company’s private island featuring over 1,500 feet of accessible beachfront with white sand beaches; over 50 cabana and villa options; an array of shore excursions including a new over water zipline experience that extends nearly 3,000 feet in length; and on-island food and beverage offerings. In 2019, we launched Silver Cove, the latest enhancement designed to elevate the guest experience. This new exclusive oceanfront lagoon area includes private beachfront villas, a Mandara Spa with beachfront treatments as well as the exclusive Moët & Chandon Bar and upscale Silver Cove Restaurant and Bar. The 38 luxury air-conditioned villas range from studios to larger one-and-two-bedroom villas, all of which include private bathroom, daybed, club chairs, televisions with on-demand entertainment, outdoor patio and lounge seating, retractable glass walls providing unobstructed views and access to the private beachfront lagoon. In 2016, we introduced Harvest Caye, the Company’s private resort-style destination in Southern Belize. The 75-acre destination features Belize’s only cruise ship pier, an expansive seven-acre white sand beach, 15,000 sq. ft. pool with swim up bar, multiple dining options and a nature center with wildlife experiences plus adventure tours.

Disciplined Fleet Expansion

For the Norwegian brand, we have six Prima Class Ships on order, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, positioning us for accelerated growth and providing an optimized return on invested capital. We have obtained export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship expected to be delivered through 2027, subject to certain conditions.

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

Strengthening Our Global Footprint

Our international efforts are aimed at strengthening our global footprint by increasing brand awareness across the globe which allows us to diversify our guest sourcing. We maintain numerous sales offices which support sales and marketing efforts in various markets outside of North America including the United Kingdom, Europe, Hong Kong, Australia, Brazil, India, Japan and Singapore.

Expand and Strengthen Our Product Distribution Channels

As part of our growth strategy, we continually look for ways to deepen and expand our sales channels.

We have strategic relationships with travel advisors and tour operators who commit to selling a certain level of inventory with long lead times. The retail/travel advisor channel represents the majority of our ticket sales. Our travel partner base is comprised of an extensive network of independent travel advisors worldwide. We have made substantial investments with improvements in booking technologies, transparent pricing strategies, effective marketing tools, improved communication and cooperative marketing initiatives to enhance and facilitate the ability of travel advisors to market and sell our products. We have sales teams who work closely with our travel advisor partners on maximizing their marketing and sales effectiveness across all three of our brands. Our focused account management is designed to create solutions catered to the individual retailer through product and sales training. This education process creates a deeper understanding of all our product offerings. We continue to support our travel advisors by protecting earned commissions on original, fully paid bookings that were canceled due to suspended voyages as a result of COVID-19.

We have invested in our brands by enhancing websites, mobile applications and passenger services departments including our personal cruise consultants, who offer personalized service throughout the process of designing cruise vacations for our guests. We have also enhanced our capabilities to enable guests to customize their vacation experience with certain onboard product offerings. As sailings have resumed, we utilize our onboard cruise sales channel where guests can book their next cruise or purchase cruise certificates to apply to their next cruise while vacationing on our ships.

Our meetings, incentives and charters channel focuses on full ship charters as well as corporate meetings and incentive travel. These sales often have very long lead times and can fill a significant portion of the ship’s capacity, or even an entire sailing, in one transaction. Sixthman, a subsidiary company specializing in developing and delivering music-oriented charters, provides a market to sell high-quality music experiences at sea to guests.

Marketing Strategy

In 2021, our gradual return to service was accompanied by a disciplined increase in sales and marketing activities to further drive demand. Marketing activities in 2022 have once again ramped up focusing on driving sales at maximum yield. Our marketing teams work to enhance brand awareness and consideration of our products and services among consumers and travel partners with the ultimate goal of driving sales. We utilize a multi-channel marketing strategy that may include a combination of print, television, radio, digital, website/e-commerce, direct mail, social media, mobile and e-mail campaigns, partnerships, customer loyalty initiatives, market research, consumer events and business-to-business events. We continue to enhance and expand our use of digital marketing and social media to drive cost efficiencies. Additionally, we continue a deliberate approach on marketing and sales outreach to guests with future cruise credits, as a result of suspended sailings, to encourage redemption of cruise credits towards future sailings.

Building customer loyalty among our past guests is an important element of our marketing strategy. Past guests create a cost-effective means of attracting business, particularly to our new ships and itineraries as they are familiar with our brands, products and services and often return to cruise with us. We will continue to optimize our customer databases and target marketing capabilities to further enhance our communications with our past guests who receive e-mail, direct mail and brochures with informative destination and product information and promotional amenities. Our marketing mix includes a balance of initiatives that both allow us to build our brand awareness to attract new-to-brand customers, while also focusing on more targeted marketing communications aimed at retaining our current loyal repeat guest base. Continued investments in our websites and applications will be key not only to driving interest and bookings, but also to ensuring the optimal pre-cruise planning experience offering guests the ability to shop, reserve and purchase a breadth of onboard products and services. We have a strong communications stream that provides customized pre-cruise information to help guests maximize their cruise experience as well as a series of communications to welcome them home post cruise to engage them in booking their next cruise vacation with us.

Travel advisors are crucial to our marketing and distribution efforts. We provide robust marketing support and enhanced tools for our travel advisor partners through a variety of programs. Our travel partners can benefit from our online travel partner education programs that include a wide variety of courses about our products and experiences, itineraries and other best-selling practices. Advisors can also easily customize a multitude of consumer marketing materials for their use in promoting and marketing our products through our online platforms.

Guest feedback is also a critically important element in the development of our overall marketing and business strategies. We regularly initiate guest feedback studies among both travel partners and consumers to assess the impact of various programs and/or to solicit information that helps shape future direction of the experiences we provide.

Our Commitment to Sustainability

The continued success of our business is linked to our ability to operate and grow sustainably. We are committed to driving a positive impact on society and the environment through our Sail & Sustain global sustainability program. Our mission is to continually improve our sustainability culture through fresh innovation, progressive education and open collaboration. We are committed to maintaining our culture of diversity, equality and inclusion in the workplace. We also drive social impact through our philanthropy initiatives, partnerships and community engagement programs in our local communities and at the destinations we visit. We are committed to addressing climate change and doing our part to protect and preserve the environment. The ultimate goal of our long-term climate action strategy is to reach carbon neutrality through reducing carbon intensity, investing in technology including exploring alternative fuels and implementing a voluntary carbon offset program. The management systems for all of our ships are certified under the International Organization for Standardization’s 14001 Standard. This voluntary standard sets requirements for the establishment and implementation of a comprehensive environmental management system which we have adopted for our operations. We promote environmental awareness among our stakeholders both through our corporate global sustainability program, Sail & Sustain, and our annual Environmental, Social and Governance report. For additional information regarding our sustainability and stewardship initiatives, please visit our website at www.nclhltd.com.

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

Mr. T. Robin Lindsay, our Executive Vice President, Vessel Operations, is responsible for Marine & Technical Operations, Hotel Operations, Entertainment, Product Development, and Newbuild and Ship Refurbishment for all three of the Company's brands. Mr. Lindsay has been with the Company for nearly two decades dating back to 2003, when he joined Oceania Cruises as Senior Vice President, Hotel Operations.

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

Seasonality

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages are being phased in gradually.

Competition

Our primary competition includes operators such as Carnival and Royal Caribbean as well as other cruise lines such as MSC Cruises, Viking Ocean Cruises and Virgin Voyages. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

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

We place the utmost importance on the safety of our guests, crew and the communities we visit. We operate all our vessels to meet and exceed the requirements of SOLAS and International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), the international safety standards which govern the cruise industry. Crew members are trained in the Company’s stringent safety protocols, participating in regular safety trainings, exercises and drills onboard every one of our ships to familiarize themselves and become proficient with the safety equipment onboard. In order to expand our public health protocols, we have developed an Infectious Disease Management System that our crew members are trained on prior to returning to service. These policies are certified and audited to DNV’s Certification in Infection Prevention which further enhances our outbreak prevention and response to all types of infectious disease including, but not limited to COVID-19, norovirus, acute gastroenteritis, influenza and influenza-like illnesses.

Our captains and chief engineers are experienced seafarers. Our bridge and technical officers regularly undergo rigorous operations training such as leadership, navigation, stability, statutory and environmental regulatory compliance. To support our deck and engine officers while at sea, we have bridge and engine protocols and support documentation in place, dictating specific standard operating procedures. Our bridge teams conduct a voyage planning process prior to sailing, where the upcoming itinerary is reviewed and discussed by the captain and bridge team prior to departure and in preparation for arrival. In addition, all of our ships employ state-of-the-art navigational equipment and technology to ensure that our bridge teams have accurate data regarding the planned itinerary.

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

In the U.S., the Clean Water Act of 1972, and other laws and regulations, provide the Environmental Protection Agency (“EPA”) and the U.S. Coast Guard with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations while a vessel is in inland waters, within three nautical miles of land, and in designated federally-protected waters. The U.S. National Pollutant Discharge Elimination System (“NPDES”) program, authorized by the Clean Water Act, was established to reduce pollution within U.S. territorial waters. For our affected ships, all of the NPDES requirements are set forth in the EPA’s Vessel General Permit (“VGP”). The VGP establishes effluent limits for 26 specific discharge streams incidental to the normal operation of a vessel. In addition to these discharge- and vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and recordkeeping. In 2018, the Vessel Incidental Discharge Act (“VIDA”), which will eventually replace the VGP, was signed into law, and in October 2020, the EPA published a notice of proposed rulemaking to establish national standards of performance under VIDA that would apply to 20 different types of vessel equipment and systems, as well as general discharge standards that would apply to all types of vessel incidental discharges. The VGP has been administratively extended while standards under VIDA are being developed. With certain exceptions, VIDA requires that the new standards be at least as stringent as the VGP requirements.

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

With regard to air emissions from seagoing ships, the E.U. requires the use of low sulfur (less than 0.1%) marine gas oil in E.U. ports. All non-ECA waters have a 0.5% fuel sulfur limit. With regard to carbon dioxide emissions, in July 2021, the E.U. published proposed legislation that would extend its Emissions Trading System to the maritime transport sector. Under the proposal, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state ports would be required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. ports or an E.U. and a non-E.U. port. The requirements are proposed to be phased in from 2023 to 2026. Beginning in 2023, covered entities would be required to surrender allowances equivalent to 20% of their verified emissions, with the amount increasing to 45% in 2024, 70% in 2026, and 100% in 2026.

In 2021, the IMO adopted two new requirements going into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”) which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. In 2023, ships will be required to reduce carbon intensity by 5% from a 2019 baseline with 2% incremental improvements each year thereafter until 2030. The EEXI is a design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed.

Compliance with such laws and regulations may entail significant expenses for ship modification and the purchase of emissions allowances, increase costs for compliant newbuilds, render some ships obsolete, significantly increase costs for alternative fuels and require changes in operating procedures, including limitations on our ability to operate in certain locations or slowing the speed of our ships, which could adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

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

We refer you to “—Our Mission, Competitive Strengths & Business Strategies — Our Commitment to Sustainability” for information related to our Environmental, Social and Governance strategy.

Permits for Glacier Bay, Alaska

In connection with certain Alaska cruise operations, we rely on concession permits from the U.S. National Park Service to operate our ships in Glacier Bay National Park and Preserve. We currently hold a concession permit allowing for 41 calls annually through September 30, 2029.

Passenger and Crew Well-Being

In the U.S., we must meet the U.S. Public Health Service’s requirements, which include vessel ratings by inspectors from the Vessel Sanitation Program of the CDC and the FDA. We have rated at the top of the range of CDC and FDA scores achieved by the major cruise lines. In addition, the cruise industry and the U.S. Public Health Service have agreed on regulations for food, water and hygiene, aimed at proactively protecting the health of travelers and preventing illness transmission to U.S. ports.

Currently, we are working directly with the CDC Maritime Unit as well as other health regulatory authorities such as E.U. Healthy Gateways, to adjust our COVID-19 response protocols. We refer you to “—Strategy for COVID-19—Resumption of Operations” for further information.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2021, we have in place approximately £48.1 million of security guarantees for our brands as well as a consumer protection policy covering up to £51.1 million. The Company has provided approximately $28.9 million in cash to secure all the financial security guarantees required.

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

For information regarding risks associated with our compliance with legal and regulatory requirements, see “Part I Item 1A-Risk Factors” in this annual report on Form 10-K, including the risk factor titled “We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and certain recently introduced laws and regulations and future changes in laws and regulations could lead to increased costs and/or decreased revenue.”

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

For the taxable years ended December 31, 2021, 2020 and 2019, NCLC was classified as a disregarded entity for U.S. federal income tax purposes. An entity that is treated as a disregarded entity for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability, as its activities are deemed to be that of its shareholder, NCLH. Therefore, NCLH is required to report NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability.

NCLH is incorporated in Bermuda, a qualified foreign country which grants an equivalent exemption, and NCLH meets the publicly traded test because its ordinary shares were primarily and regularly traded on the New York Stock Exchange (“NYSE”). The NYSE is considered to be an established securities market in the U.S. Therefore, we believe that NCLH qualifies for the benefits of Section 883.

We believe and have taken the position that substantially all of NCLH’s income, including the income of its ship-owning subsidiaries, is properly categorized as shipping income, and that we do not have a material amount of non-qualifying income. It is possible, however, that the IRS’ interpretation of shipping income could differ from ours and that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which we will satisfy complex tests under Section 883. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause NCLH or its subsidiaries to lose the benefit of the exemption under Section 883. Further, any changes in our operations could significantly increase our exposure to taxation on shipping income, and we can give no assurances on this matter.

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

For 2021, 2020 and 2019, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

Generally, “shipping income” is any income that is derived from the use of vessels, from the hiring or leasing of vessels for use on a time, voyage or bareboat charter basis or from the performance of services directly related to those uses. For these purposes, shipping income attributable to transportation that begins or ends, but that does not both begin and end, in the U.S., which we refer to as “U.S.-source shipping income,” will be considered to be 50% derived from sources within the U.S.

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

Demographics

As of December 31, 2021, we employed approximately 3,500 full-time employees worldwide in our shoreside operations and approximately 31,200 shipboard employees. Regent and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors—Our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Diversity, Equity and Inclusion

Our Company is committed to fostering an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to generate and execute on innovative ideas. Our commitment to diversity and inclusion is demonstrated by our Board of Directors, which is approximately 29% female and approximately 14% under-represented minority. Our commitment to seeking female and minority candidates as well as candidates with diverse backgrounds is formalized in our Corporate Governance Guidelines.

Our Company operates globally, with team members representing approximately 120 countries. To foster a diverse and inclusive culture, we seek to leverage the talents of all team members, commit to equal employment opportunity (“EEO”) as detailed in our Company’s EEO policy, and deliver unconscious bias, microaggressions and diversity and inclusion training. We have long-term partnerships with the National Diversity Council, sponsoring the Florida Diversity Council and its South Florida local chapter. In 2021, we announced our Diversity in Leadership employee resource group, Embrace, to promote diversity and inclusion within our management teams and to serve as a feedback channel for front line employees.

As of December 31, 2021, the composition of our workforce was as follows:

Gender diversity (1)	Male %	Female %
All shoreside team members	41%	59%
Shoreside Managers/above	52%	48%
All shipboard team members	78%	22%
3-stripe/above (equivalent to Manager level)	86%	14%

Ethnic diversity (2)	Non-URMs %	URMs %
All shoreside team members in the U.S. who have self-identified	36%	64%
Shoreside Managers/above in the U.S. who have self-identified	51%	49%
(1)	While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
(2)	Under-represented minority (“URM”) is used to describe diverse populations, including Native American, Asian, Black, Hispanic/Latino and Native Hawaiian team members in the U.S. We do not generally track ethnicity/race for our shipboard team members as the majority are URMs from a U.S. perspective.

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

While we took several measures in 2020 to preserve liquidity, we proudly supported our team with several positive shoreside and shipboard compensation measures throughout 2021. Our 401(k) retirement savings plan employer match was reinstated to eligible team members. Additionally, our shoreside Directors and above were reinstated to 100% salary compensation on January 4, 2021 to match their below Director colleagues who were reinstated to 100% salary or hours compensation on November 23, 2020, and our management bonus was awarded at least at 50% of target. We also issued an appreciation bonus of up to 10 days of pay to non-management employees not eligible under other bonus or incentive programs. The Company also reviews salary levels in order to remain competitive in recruiting and retaining talent for shoreside and shipboard employees.

For the protection of our shipboard team members, guests, and communities we visit, our Healthy Sail Panel has developed a comprehensive and multi-faceted health and safety strategy to enhance our already rigorous protocols and address the unique public health challenges posed by the COVID-19 pandemic. Our shoreside offices monitored local conditions and followed government legislation and guidance to prepare to return to our office environments when it was deemed safe to do so. In June 2021, we phased in our return to our U.S. corporate offices, with extensive office protocols, including onsite nurses, rigorous COVID-19 testing and contact tracing, as well as enhanced office sanitation practices and heating, ventilation, and air conditioning improvements. U.S. shoreside team members were also afforded paid COVID-19 vaccination recovery days. To further demonstrate our commitment to being an employer of choice, the Company also announced an indefinite 4/1 flexible work model for shoreside team members globally. The flexible model allows most employees to work in-office Monday through Thursday and remotely on Friday.

Training and Development

The opportunity to grow and develop skills and experience, regardless of job role, division or geographic location is critical to the success of the Company as a global organization. We actively foster a culture of learning and offer a variety of developmental courses for our team members. We provide a mentorship program where even our most senior leaders actively participate. Succession planning is part of our culture. We have a year-round focus on providing team members with opportunities to develop their leadership skills and add to our bench of talent through various training initiatives. In 2021, we supported 425 team members or approximately 12% of our shoreside work force with promotions. Succession planning and talent review programs allow us to continuously calibrate and evaluate high potential talent, offering talent rotations and investing in development for long-term success.

In early 2021, we established a new Rising Stars program to identify high potential shoreside leaders at the Director and Senior Director level. The 6-month program is conducted with a human resources strategy firm and is focused on developing a growth mindset to refine leadership strengths, champion change and encourage innovation through assessment tools, one-on-one coaching and group learning. Due to its success and positive reception, we grew the program to include three concurrent cohorts to allow more leaders to benefit from this highly sought after development program.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

In February 2021, the Company was proudly honored by Forbes as one of America’s Best Large Employers for 2021. The Company ranked among the top 75 companies in the overall Large Employer category and among the top 10 companies in the Travel & Leisure sector. The Company was then further recognized by Forbes in October 2021, as part of 2021 World’s Best Employers list.

We have a history of strong retention rates across our shoreside and shipboard teams which we attribute to our culture that allows our team members to thrive and achieve their career goals. Our voluntary retention rate throughout 2021 remained within our historical range despite the impact that the COVID-19 pandemic has had on our Company and industry. We maintained our Standby Pay Program from 2020 into 2021 to retain our key shipboard officers who are off their normal contract rotation, which continues to facilitate our return to service with our experienced team.

Exceptional team members continue to be recognized by a robust annual Award of Excellence recognition program which acknowledges and rewards individual team members and teams for their demonstration of Company values. We awarded our first Kloster Visionary Award which honors the Company’s founder, Knut Kloster, by recognizing a team member whose spirit of innovation follows in the footsteps of this visionary. Through the shipboard Vacation Hero Awards program, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. This award program is designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude and leadership.

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

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 16, 2022.

Name	Age	Position
Frank J. Del Rio	67	Director, President and Chief Executive Officer
Mark A. Kempa	50	Executive Vice President and Chief Financial Officer
Jason M. Montague	48	President and Chief Executive Officer, Regent brand
Howard Sherman	53	President and Chief Executive Officer, Oceania Cruises brand
Harry Sommer	54	President and Chief Executive Officer, Norwegian brand
Daniel S. Farkas	53	Executive Vice President, General Counsel and Assistant Secretary
T. Robin Lindsay	64	Executive Vice President, Vessel Operations
Faye L. Ashby	50	Senior Vice President and Chief Accounting Officer

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

Howard Sherman has served as the President and Chief Executive Officer of the Oceania Cruises brand since January 2022. Prior to that, he served as Executive Vice President, Onboard Revenue and Destination Services of NCLH from September 2016 through December 2021 and as Executive Vice President, Revenue Management from February 2015 until September 2016. Prior to the Acquisition of Prestige, Mr. Sherman held various roles at Prestige from 2003 to 2014 including Executive Vice President, Revenue Management and Chief Revenue Officer, Senior Vice President, Revenue Management and Vice President of Yield and Inventory Management. Mr. Sherman holds a Bachelor’s degree in Accounting from St. Thomas University.

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

The COVID-19 pandemic has had, and is expected to continue to have, significant negative impacts on all aspects of our business. In March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands. We began resuming cruise voyages in July 2021 in a phased manner as part of our return to service plan. We expect the remaining ships in our fleet will continue incrementally resuming voyage operations through the early part of the second quarter of 2022, but due to the uncertainties surrounding the COVID-19 pandemic, we have cancelled some announced restart cruise voyages and delayed the expected restart dates for some of our ships. It may take us longer than expected to return our entire fleet to cruise voyage operations and/or the suspension could potentially be reinstated, and the total length of time the majority of our fleet is out of cruise voyage operations or operating at significantly reduced occupancy levels may be prolonged. In addition, we have been, and will continue to be, further negatively impacted by related developments, including heightened governmental regulations, travel advisories, travel bans and restrictions, including those implemented by the U.S. Department of State, the CDC, the Department of Homeland Security and other state, Federal and international governments and regulators, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call around the globe. Additionally, in the U.S., certain states have enacted legislation prohibiting companies from verifying the vaccination status of guests, which in some instances we have challenged in court. As a result of these requirements and other logistical challenges, the timeline for our ability to return our entire fleet to cruises is fluid. We expect to continue to incur significant COVID-19 related costs in relation to these regulations and as we implement and maintain health-related protocols on our ships, such as controlled capacity and testing, which have had and may continue to have a significant effect on our operations. We have had instances of COVID-19 on our ships and there is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of COVID-19 onboard our ships and among our passengers and crew.

To date, the COVID-19 pandemic has resulted in significant costs and lost revenue as a result of the suspension of cruise voyages, implementation of additional health and safety measures, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations, protected commissions, costs to return our passengers to their home destinations and expenses to transport our crew to and from our ships and to assist some of our crew with quarantine or isolation and food and housing in the event they are prevented from returning home in an optimal time frame.

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

We have been and may continue to be the subject of lawsuits and investigations stemming from COVID-19. For example, in March 2020 the Florida Attorney General announced an investigation related to our marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

We have nine newbuilds on order, scheduled to be delivered through 2027. The impacts of COVID-19 on the shipyards where our ships are under construction or will be constructed, have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

Demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-pandemic demand or pricing levels. Due to the discretionary nature of leisure travel spending and the competitive nature of the cruise industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased demand for cruise vacations, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may continue to have in the future, a strong negative effect on our business. In particular, our bookings may be negatively impacted by enhanced health and safety protocols, including vaccination requirements, concerns that cruises are susceptible to the spread of infectious diseases as well as adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. The ongoing COVID-19 pandemic and associated disruption to economic activity is expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for cruise vacations into the foreseeable future. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted by any adverse impact our partners suffer. The global supply chain has also been negatively impacted by COVID-19, which has had an effect on our operations and our ability to source supplies. We cannot predict the impact on our financial performance and our cash flows required for cash refunds of fares for cancelled sailings as a result of the effects of the COVID-19 pandemic and the public’s concern regarding the health and safety of travel, including by cruise ship, and related decreases in demand for travel and cruising. Depending on the timing for bringing our full fleet back in service and number of cancellations, we may be required to provide cash refunds for a substantial portion of the balance of our advance ticket sales. Accordingly, as a result of these unprecedented circumstances, we cannot predict the full impact of COVID-19 on our business, financial condition and results of operations.

Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our Company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruise industry and our ships. Actual or perceived risk of infection could have an adverse effect on the public’s perception of the Company, which could harm our reputation and business. Additionally, some of our protocols, such as our requirement that all guests, with the exception of guests under the age of 12 on Norwegian Cruise Line sailings beginning March 1, 2022, and all crew must be vaccinated for our initial voyages, may attract negative publicity.

As a result of the impacts of COVID-19, provisions in our credit card processing and other commercial agreements have and may continue to adversely affect our liquidity. We have agreements with several credit card companies to process the sale of tickets and provide other services. Under these agreements, the credit card companies could, under certain circumstances and upon written notice, require us to maintain a reserve, which reserve would be funded by the credit card companies withholding or offsetting our credit card receivables, or our posting of cash or other collateral. As a result of the impacts of COVID-19, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. As of December 31, 2021, we had cash collateral reserves of approximately $1.2 billion with credit card processors recognized in accounts receivable, net or other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity. As a consequence, our financial position and liquidity could be further materially impacted.

As a result of all of the foregoing, we expect to report a net loss until we are able to resume regular voyages. Our ability to forecast our cash inflows and additional capital needs is hampered, and we could be required to raise additional capital in the future. Our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, the terms and conditions of our existing debt agreements and any agreements governing future indebtedness, our prospects and our credit ratings. Since March 2020, Moody’s and S&P Global have both downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. Accordingly, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things: incur or guarantee additional debt or issue certain preference shares; pay dividends on or make distributions in respect of our share capital or make other restricted payments, including the ability of our subsidiaries to pay dividends or make distributions to us; repurchase or redeem capital stock or subordinated indebtedness; make certain investments or acquisitions; transfer, sell or create liens on certain assets; and consolidate or merge with, or sell or otherwise dispose of all or substantially all of our assets to other companies. As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The terms of any instruments governing future indebtedness may also require us to provide incremental collateral, which may further restrict our business operations. Our ability to incur future indebtedness could be impacted by the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise.

The extent of the effects of the pandemic on our business and the cruise industry at large is highly uncertain and will ultimately depend on future developments, many of which are outside of our control, including, but not limited to, the duration and severity of the pandemic, including the severity and transmission rates of more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, the duration and scope of related federal, state and local government orders and restrictions, the extent of the impact of COVID-19 on overall demand for cruise vacations and the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume, all of which are highly uncertain and cannot be predicted. COVID-19 has also had the effect of heightening many of the other risks described herein, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Additionally, epidemics, pandemics and viral outbreaks or other wide-ranging health scares in the future would likely also adversely affect our business, financial condition and results of operations.

If our phased restart of cruise operations does not resume as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Senior Secured Credit Facility, we are required to maintain a loan to value ratio of no less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $200,000,000 at all times, a total net funded debt to total capitalization ratio of less than 0.86 to 1.00 on March 31, 2023, 0.85 to 1.00 on June 30, 2023 and 0.83 to 1.00 at the end of each fiscal quarter thereafter and an EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter unless free liquidity is greater than or equal to $200,000,000 at that time. The testing of the covenants under the Senior Secured Credit Facility has been suspended to and including December 31, 2022, with the exception of the free liquidity test. As a result of the COVID-19 pandemic, we paused our global fleet cruise operations from March 2020 until July 2021. Although we resumed our cruise voyages on a limited basis in July 2021, if we are unable to re-commence our normal operations in the time period and manner expected or if we must again pause our voyages, we may be out of compliance with some or all of the maintenance and financial covenants in certain of our debt facilities. If we expect to not be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

Any covenant waiver or renegotiation of any of our debt facilities has led, and may in the future lead, to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain waivers or renegotiate these facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities or renegotiate such facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver under any one or more of these debt facilities or renegotiate these facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

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

We anticipate that we will need additional financing in the future, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing may be dilutive to existing shareholders.

We anticipate that we will need additional equity and/or debt financing to fund our operations in the future, especially if our phased resumption of cruise voyages does not progress as expected. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, our credit ratings and investors’ and lenders’ assessments of our prospects and the prospects of the cruise industry in general, all of which may be impacted by the COVID-19 pandemic. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded as a result of the impact on our business of the COVID-19 pandemic, could be further downgraded, which could have an impact on the availability and/or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability and/or cost of financing. There can be no assurance that our ability to access the credit and/or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

If we raise additional funds through equity and/or debt issuances, NCLH’s shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of NCLH’s ordinary shares. Further, the exchange of some or all of our outstanding exchangeable notes may dilute the ownership interests of NCLH’s shareholders. Upon exchange of any of the exchangeable notes, any sales in the public market of NCLH’s ordinary shares issuable upon such exchange could adversely affect prevailing market prices of NCLH’s ordinary shares. In addition, the existence of the exchangeable notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated exchange of any of the exchangeable notes into NCLH ordinary shares could depress the price of NCLH’s ordinary shares.

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

We evaluate trade names and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment, such as the operating environment created by the COVID-19 pandemic, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s trade name or goodwill. We recognized significant impairment losses during 2020 related to the COVID-19 pandemic. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

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

In 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulated the London Interbank Offered Rate (“LIBOR”), announced its intention to phase out LIBOR by the end of 2021 and the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”) as the rate recommended to replace U.S. dollar LIBOR (“USD LIBOR”). In December 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, released a consultation disclosing that it would cease publication of one-week and two-month USD LIBOR after December 31, 2021, but continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. These remaining tenors of USD LIBOR—overnight, one-month, three-month, six-month and 12-months—encompass the tenors referenced in certain of our borrowings and interest rate swaps. However, uncertainty remains as many market participants await the development of term SOFR products, i.e., forward-looking rates and indices that might co-exist with SOFR. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.

We plan to transition away from LIBOR as a reference rate in the coming months. We will need to amend our credit facilities to determine replacement rates, which may result in interest payments that differ from our original expectations and which may materially impact the amount of our interest payments under our variable rate debt. We will also need to consider any new contracts and whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. Additionally, SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

Operational Related Risk Factors

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters such as hurricanes, floods, typhoons and earthquakes, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees, local community concerns about port development and other adverse impacts on their communities from additional tourists and sanctions programs implemented by the Office of Foreign Assets Control of the United States Treasury Department or other regulatory bodies. The COVID-19 pandemic has at times limited the number of ports that are able and willing to accommodate passenger cruise voyages and we expect these limitations will continue as the prevalence of COVID-19 fluctuates in certain destinations. In the past, regulatory changes have prohibited us from visiting ports in destinations like Cuba and we have temporarily changed certain itineraries in the Caribbean due to damage some ports sustained from hurricanes. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. For example, Dubrovnik, Venice and Barcelona have either implemented or considered implementing such limitations on cruise ships and passengers. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes, significant delays and disruptions, or reduction in, commercial airline services could undermine our customer base or disrupt our operations.

A number of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes or other staffing shortages, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our ships and thereby increase our cruise operating expenses which would, in turn, have an adverse effect on our financial condition and results of operations. For example, many commercial airlines have reduced services and experienced staffing shortages and other disruptions due to the COVID-19 pandemic. COVID-19 related regulations have also sometimes prevented us from using commercial airline services to transport our crew members to and from our ships, which has resulted in increased costs to our Company.

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

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions such as hurricanes, floods and typhoons, fire, mechanical failure, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrection in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs and the frequency and severity of natural disasters may increase due to climate change. The operation of cruise ships also involves the risk of other incidents at sea or while in port, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. We have experienced accidents and other incidents involving our cruise ships in the past and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel a cruise or a series of cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. The expanded use of social media has increased the speed that negative publicity spreads and makes it more difficult to mitigate reputational damage. Anything that damages our reputation (whether or not justified), could have an adverse impact on demand, which could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or increased expenditures.

The adverse impact of general economic and related factors, such as fluctuating or increasing levels of interest rates, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets and perceptions of these conditions can decrease the level of disposable income of consumers or consumer confidence. The demand for cruises is affected by international, national and local economic conditions.

The demand for cruises is affected by international, national and local economic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, inflation, higher taxes, changes in governmental policies and political developments impacting international trade, trade disputes and increased tariffs, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Consequently, this may negatively affect demand for cruise vacations in these countries, which are a discretionary purchase. Decreases in demand for cruise vacations could result in price discounting, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us.

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

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We experience cyber-attacks of varying degrees on our systems and networks and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have in the past experienced and may in the future experience such attacks. Cyber-attacks can include computer viruses, malware, worms, hackers and other malicious software programs or other attacks, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. For example, in October 2018, we discovered limited instances of unauthorized access to certain employee e-mail communications, some of which contained proprietary business and personally identifiable information. We have implemented additional safeguards, and we do not believe that we experienced any material losses related to this incident; however, there can be no assurance that this or any other breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cyber-attacks or incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

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

Fuel expense is a significant cost for our Company. Future increases in the cost of fuel globally or regulatory requirements which require us to use more expensive types of fuel, including more costly alternate fuel sources, would increase the cost of our cruise ship operations. For example, as of January 2020, the IMO’s convention entitled Prevention of Pollution from Ships (MARPOL) set a global limit on fuel sulfur content of 0.5% (reduced from the previous 3.5% global limit). Various compliance methods, such as the use of low-sulfur fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur emissions, may be utilized. We have elected to install exhaust gas cleaning systems on some ships in our fleet, which will allow us to continue to use high-sulfur fuel on those ships in certain areas. However, if exhaust gas cleaning systems are not widely used in the industry, low demand for high-sulfur fuel may increase the price for such fuel. Ships in our fleet that do not have exhaust gas cleaning systems, and in specified areas even ships with exhaust gas cleaning systems, will be required to use low-sulfur fuels. Low-sulfur fuels may be costly due to increased demand and scarcity if suppliers are not able to produce sufficient quantities. We may also be required to use alternate fuel sources in the future as additional regulations aimed at reducing carbon intensity are introduced or in order to achieve any emissions reductions targets we may adopt. For example, the IMO adopted two new requirements going into effect in 2023, the Carbon Intensity Indicator and Energy Efficiency Ship Index which each regulate carbon emissions for ships. In addition, we could experience increases in other cruise operating costs due to market forces and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, or other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. Currently, the impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Additionally, we are reliant on a third party to oversee certain newbuild and Dry-dock projects. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

The impacts of and uncertainty related to the COVID-19 pandemic may make it more difficult to retain crew members to re-staff our fleet as we continue our phased relaunch of ships and to recruit new employees generally.

Impacts related to climate change may adversely affect our business, financial condition and results of operations.

There has been an increased focus on greenhouse gas and other emissions from global regulators, consumers and other stakeholders. Regulations addressing climate change that have already been adopted or are being considered, as described under “Risks Related to the Regulatory Environment in Which We Operate,” may have significant adverse impacts to our profitability and operations. In addition, concern about climate change may cause consumers to avoid certain kinds of travel including cruise and air travel, which could impact our ability to source guests. Increasing concerns about greenhouse gas emissions may attract scrutiny from investors and may make it more difficult for us to raise capital. Our ships, port facilities, corporate offices and island destinations may also be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. We may be required or choose to make significant investments in technology, equipment and alternative fuels in order to achieve any climate-related targets we may set and our profitability and operations may be adversely impacted by such investments.

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

Our expansion into new markets and investments in new markets and land-based destination projects may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets in the future, such as Europe and Australia, as well as into emerging markets and to expand our itineraries in new markets. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations. We have also made, and plan to continue to make, investments in land-based projects including port facilities and destination projects that are susceptible to impacts from, among other things, weather events, regulatory restrictions, labor risks, shortages of goods and materials and resistance from local populations. Any such impacts to our land-based projects could adversely impact our business, financial condition and results of operations.

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

Risks Related to the Regulatory Environment in Which We Operate

We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and certain recently introduced laws and regulations and future changes in laws and regulations could lead to increased costs and/or decreased revenue.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at restricting or taxing emissions, including those of greenhouse gases, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements, reducing the threat of invasive species in ballast water, and improving sewage and greywater-handling capabilities. For example, MARPOL regulations have established special Emission Control Areas (“ECAs”) with stringent limitations on sulfur and nitrogen oxide emissions from fuel burning aboard ships. Ships operating in designated ECAs are generally expected to meet the new sulfur oxide emissions limits through the use of low-sulfur fuels or installation of exhaust gas cleaning systems. In 2021, the IMO adopted two new requirements going into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”) which each regulate carbon emissions for ships. The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. In 2023, ships will be required to reduce carbon intensity by 5% from a 2019 baseline with 2% incremental improvements each year thereafter until 2030. The EEXI is a design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. In addition, in July 2021, the E.U. published proposed legislation that would extend its carbon dioxide Emissions Trading System to the maritime transport sector. Under the proposal, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state ports would be required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. ports or an E.U. and a non-E.U. port. The requirements are proposed to be phased in from 2023 to 2026. Beginning in 2023, covered entities would be required to surrender allowances equivalent to 20% of their verified emissions, with the amount increasing to 45% in 2024, 70% in 2026, and 100% in 2026.

Compliance with such laws and regulations may entail significant expenses for ship modification and the purchase of emissions allowances, increase costs for compliant newbuilds, render some ships obsolete, significantly increase costs for alternative fuels and require changes in operating procedures, including limitations on our ability to operate in certain locations or slowing the speed of our ships, which could adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more extensive oversight of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

Additionally, in the past, states have implemented taxes that impact the cruise industry. It is possible that other states, countries or ports of call that our ships regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could increase our operating costs and/or could decrease the demand for cruises.

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

We believe and have taken the position that substantially all of our income derived from the international operation of ships is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly traded test under Section 883 as described in “Item 1—Business—Taxation—Exemption of International Shipping Income under Section 883 of the Code.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Finally, any changes in our operations could significantly increase our exposure to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”), and we can give no assurances on this matter.

If we or any of our subsidiaries were not to qualify for the exemption under Section 883, our or such subsidiary’s U.S.-source income would be subject to either the Net Tax Regime or the 4% Regime (each as defined in “Item 1—Business—Taxation”). As of the date of this filing, we believe that NCLH and its subsidiaries will satisfy the publicly traded test imposed under Section 883 and therefore believe that NCLH will qualify for the exemption under Section 883. However, as discussed above, there are factual circumstances beyond our control that could cause NCLH to not meet the stock ownership or publicly traded tests. Therefore, we can give no assurances on this matter. We refer you to “Item 1—Business—Taxation.”

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

Our Company and certain of its subsidiaries may be subject to economic substance requirements in their jurisdictions of formation, including, but not limited to, Bermuda, Guernsey, Isle of Man, British Virgin Islands, Cayman Islands, the Bahamas, Saint Lucia and Marshall Islands. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws, are required to demonstrate substantial economic substance in that jurisdiction. In general terms, substantial economic substance means: (i) the entity is actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity are performed in the jurisdiction; (iii) there are adequate employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that in some cases, those activities are 'relevant activities' for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We may be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot establish compliance with these requirements, we may be liable to penalties and fines in the applicable jurisdictions and/or required to re-domicile such entities to different jurisdictions that may have tax regimes and other regulatory regimes which may be less favorable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information about our cruise ships may be found under “Item 1. Business—Our Fleet” and “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

NCLH’s principal executive offices are located in Miami, Florida where we lease approximately 376,100 square feet of facilities.

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

Item 3. Legal Proceedings

See “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13 Commitments and Contingencies” in Part II of this annual report for information about material legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

NCLH owns all the outstanding ordinary shares of NCLC. Therefore, there is no market for NCLC’s ordinary shares.

Holders

As of February 16, 2022, there is one record holder of NCLC’s ordinary shares, NCLH.

Item 6. [Reserved]

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

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual phased return to service at reduced occupancy levels, increasing over time until we reach historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and
●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

Due to the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories and our ability to re-staff certain ships, we cannot predict with certainty when our full fleet will be back in service at historical occupancy levels. Our projected liquidity requirements reflect our principal assumptions surrounding ongoing operating costs, as well as liquidity requirements for financing costs and necessary capital expenditures.

We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because we have never experienced a complete cessation and resumption of our cruise voyages. Accordingly, the full effect of our suspension of cruise voyages on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. The Company has taken and will continue to take proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of COVID-19.

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

We determine the weighted average useful lives of our ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull. The useful lives of ship improvements are estimated based on the economic lives of the new components. In addition, to determine the useful lives of the ship or ship components, we consider the impact of the historical useful lives of similar assets, manufacturer recommended lives and anticipated changes in technological conditions. Given the large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require judgment and are uncertain. Should certain factors or circumstances cause us to revise our estimate of ship service lives or projected residual values, depreciation expense could be materially lower or higher. In 2020, one ship had significant improvements that extended the remaining weighted average useful life of the vessel. Accordingly, we updated our estimate of both its useful life and residual value based on the new weighted average useful life of its current components. The impact of the change in estimate was accounted on a prospective basis and was not material.

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average 30-year ship service life by one year, depreciation expense for the year ended December 31, 2021 would have increased by $16.2 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $76.4 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

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

We evaluate goodwill and trade names for impairment on December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable. For our evaluation of goodwill, we use a qualitative assessment which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

In order to make this evaluation, we consider whether any of the following factors or conditions exist:

●	Changes in general macroeconomic conditions, such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
●	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
●	Changes in cost factors that have a negative effect on earnings and cash flows;
●	Decline in overall financial performance (for both actual and expected performance);
●	Entity and reporting unit specific negative events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
●	Decline in share price (in both absolute terms and relative to peers).

We believe our estimates and judgments with respect to our long-lived assets, principally ships, goodwill, tradenames and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. If a material change occurred or the result of the qualitative assessment indicated it is more likely than not that the estimated fair value of the asset is less than its carrying value, we would conduct a quantitative assessment comparing the fair value to its carrying value.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a qualitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. As part of our analysis, we performed an assessment of the key assumptions impacting the quantitative tests performed in 2020 and performed sensitivities on cash flow projections, discount rates and royalty rates. As of December 31, 2021, there was $98.1 million of goodwill remaining for the Regent Seven Seas reporting unit. Trade names were $500.5 million as of December 31, 2021. As of December 31, 2021, our annual impairment reviews support the carrying values of these assets.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income (Loss) to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings from March 2020 until July 2021, we did not have any Capacity Days during the suspension period. Accordingly, we have not presented herein per Capacity Day data for the years ended December 31, 2021 or 2020.

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

In addition, Adjusted Net Income (Loss) is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income (loss). We use Adjusted Net Income (Loss) as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income (Loss) may not be indicative of future adjustments or results. For example, for the year ended December 31, 2020, we incurred $1.6 billion related to impairment losses. We included this as an adjustment in the reconciliation of Adjusted Net Income (Loss) since the expenses are not representative of our day-to-day operations; however, this adjustment did not occur and is not included in the comparative period presented within this Form 10-K.

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

Update Regarding COVID-19 Pandemic

Suspension of Cruise Voyages

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels.

Beginning in December 2021, the spread of the Omicron variant of COVID-19, with its increased transmissibility, caused several operational challenges and disruptions, including new travel restrictions and increased protocols in ports of call limiting port availability, which led to the cancellation of certain voyages in the fourth quarter of 2021 and first quarter of 2022, and the postponement of the restart of certain vessels. As of the date hereof, 16 of our 28 ships, or 70% of our Berth capacity, are operating with guests on board. This excludes a vessel which was paused from service beginning December 2021 due to the cancellation of its South Africa and related itineraries as a result of travel restrictions and other operational challenges due to the Omicron variant. We continue to execute on the phased relaunch plans for our 28-ship fleet. We expect to have approximately 85% of capacity operating by the end of the first quarter of 2022 with the full fleet expected to be back in operation during the early part of the second quarter of 2022. Refer to “Item 1A. Risk Factors” for further details regarding the uncertainties of returning to sailing at full fleet capacity, and “Item 1A. Risk Factors—If our phased restart of cruise operations does not resume as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities” for details regarding the potential effect of delays on our debt covenants.

In connection with the expiration of the Temporary Extension and Modification of Framework for Conditional Sailing Order on January 15, 2022, the CDC announced that it would be implementing the COVID-19 Program for Cruise Ships Operating in U.S. Waters (the “Program”), a voluntary COVID-19 risk mitigation program for foreign-flagged cruise ships operating in U.S. waters. The CDC released details regarding the Program in February 2022, which we have reviewed. We currently remain opted into the Program. As part of our SailSAFE health and safety program, our SailSAFE Global Health and Wellness Council, chaired by former head of the U.S. Food and Drug Administration, Dr. Scott Gottlieb, continues to advise the Company on health and safety protocols in light of advancements in medicine and technology.

As a result of the unprecedented circumstances caused by the pandemic, we are not able to predict the full impact of the pandemic on our Company. Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations.

Modified Policies

Our brands have launched cancellation policies for certain sailings booked during certain time periods to permit our guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days or 48 hours prior, depending on the brand, to embarkation and receive a refund in the form of a credit to be applied toward a future cruise. These programs were in place for cruises booked through specific time periods specified by brand. Certain cruises booked for certain periods, will be permitted a 60-day cancellation window for refunds. The future cruise credits issued under these programs are generally valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we have also extended our modified final payment schedule for most voyages on Regent Seven Seas Cruises through July 31, 2022, for certain voyages on Oceania Cruises through June 30, 2022 and for all voyages on Norwegian Cruise Line through April 30, 2022, which now requires payment 60 days prior to embarkation versus the standard 120 days.

Update on Bookings

Net booking volumes at the beginning of the fourth quarter of 2021 continued to demonstrate substantial week-over-week sequential growth after the slowdown in booking activity caused by the Delta variant of COVID-19. Net booking volumes in the latter part of the fourth quarter of 2021 began to be negatively impacted by the Omicron variant of COVID-19, primarily for close-in voyages in the first and second quarters of 2022. In recent weeks, as the Omicron wave subsided, net booking trends have improved sequentially. As a result, the Company’s current cumulative booked position for the first half of 2022 is below the strong levels of 2019 at higher prices even when including the dilutive impact of future cruise credits, while booked position for the second half, when the full fleet is expected to be back in operation, is in line with the comparable 2019 period and at higher prices, also including the impact of future cruise credits. Booked position for each quarter compared to the comparable quarter in 2019 improves sequentially through the year. Booking trends for 2023 demonstrate continued strong demand for sailings with booked position and pricing higher and at record levels when compared to bookings for 2020 in 2019. Our full fleet may not resume operations on our expected schedule and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

There are remaining uncertainties about when our full fleet will be back in service at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we expect to report a net loss until we are able to resume regular voyages. As a result of Omicron variant-related impacts to operations in the first quarter of 2022, we now expect net cash provided by operating activities to be positive during the second quarter of 2022. Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations.

Financing Transactions and Cost Containment Measures

In 2021 and 2022, we continued to take actions to bolster our financial condition while our global cruise voyages are disrupted. We have taken the following additional actions to enhance our liquidity profile and financial flexibility:

●	In March 2021, we received additional financing through various debt financings and an NCLH equity offering, collectively totaling $2.7 billion in gross proceeds. From the proceeds, approximately $1.5 billion was used to extinguish debt.

●	In November 2021, we executed a $1 billion commitment through August 15, 2022 that provides additional liquidity to the Company. The Company has not drawn and currently does not intend to draw under this commitment. If drawn, this commitment will convert into an unsecured note maturing in April 2024.

●	In November 2021, we repurchased $715.9 million aggregate principal amount of our 2024 Exchangeable Notes for approximately $1.4 billion.

●	In November 2021, NCLC issued $1.15 billion aggregate principal amount of 1.125% exchangeable senior notes due 2027, which includes the full exercise of the initial purchasers’ greenshoe option. The proceeds were used to repurchase a portion of our 2024 Exchangeable Notes.

●	In November 2021, NCLH issued 46,858,854 ordinary shares to certain holders of the exchangeable senior notes due 2024 in a registered direct offering. The proceeds of such offering were used to redeem $236.25 million aggregate principal amount of our 2024 Senior Secured Notes and $262.50 million aggregate principal amount of our 2026 Senior Secured Notes, including any accrued but unpaid interest thereon, to pay related premiums, fees and expenses and for general corporate purposes, including the repurchase of a portion of our 2024 Exchangeable Notes.

●	In addition, in February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, all of which has been, or will be, used to redeem all of the outstanding

2024 Senior Secured Notes and 2026 Senior Secured Notes and to make principal payments on debt maturing in the short-term, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

Refer to Note 8 – “Long-Term Debt” for further details about the above transactions.

We undertook several proactive cost reduction and cash conservation measures to mitigate the financial and operational impacts of the COVID-19 pandemic, including the reduction of capital expenditures and deferral of debt amortization as well as a reduction in operating expenses, including ship operating expenses and selling, general and administrative expenses. Cost savings initiatives to reduce selling, general and administrative expenses, which had already been implemented at the beginning of 2021, included the significant reduction or deferral of marketing expenditures, the implementation of hiring freezes, a 20% salary or hours reduction for certain shoreside team members, a pause in our 401(k) matching contributions, corporate travel freezes for shoreside employees, and employee furloughs. These cost savings initiatives have now been discontinued as we resume cruise voyages.

See “—Liquidity and Capital Resources” below for more information.

We have been experiencing some cost pressure in our supply chain due to inflation. In an attempt to mitigate risks related to inflation, our Supply Chain Department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines, and diversified our sourcing options.

Executive Overview

The ongoing effects of COVID-19 on our operations and global bookings have had a significant adverse effect on our results of operations.

Total revenue decreased 49.4% to $0.6 billion for the year ended December 31, 2021 compared to $1.3 billion for the year ended December 31, 2020. Capacity Days decreased by 18.1%.

For the year ended December 31, 2021, we had net loss of $(3.6) billion. For the year ended December 31, 2020, we had net loss of $(5.0) billion. Operating loss decreased 26.7% to $(2.6) billion for the year ended December 31, 2021 from $(3.5) billion for the year ended December 31, 2020.

We had Adjusted Net Loss of $(2.9) billion, for the year ended December 31, 2021, including $0.7 billion of adjustments primarily consisting of losses on the extinguishment and modification of debt compared to Adjusted Net Loss of $(2.2) billion for the year ended December 31, 2020. A 65.2% decrease in Adjusted EBITDA was incurred for the same period. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income (Loss) and Adjusted EBITDA.

Results of Operations

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenue	$647,986	$1,279,908	$6,462,376
Total cruise operating expense	$1,608,037	$1,693,061	$3,663,261
Operating income (loss)	$(2,550,921)	$(3,482,049)	$1,180,713
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue
Passenger ticket	60.6%	67.7%	69.9%
Onboard and other	39.4%	32.3%	30.1%
Total revenue	100.0%	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	22.2%	29.7%	17.4%
Onboard and other	8.3%	6.7%	6.1%
Payroll and related	82.9%	40.7%	14.3%
Fuel	46.6%	20.7%	6.3%
Food	9.7%	5.1%	3.4%
Other	78.4%	29.4%	9.2%
Total cruise operating expense	248.1%	132.3%	56.7%
Other operating expense
Marketing, general and administrative	137.4%	58.1%	15.0%
Depreciation and amortization	108.2%	56.1%	10.0%
Impairment loss	—%	125.6%	—%
Total other operating expense	245.6%	239.8%	25.0%
Operating income (loss)	(393.7)%	(272.1)%	18.3%
Non-operating income (expense)
Interest expense, net	(215.5)%	(40.6)%	(4.2)%
Other income (expense), net	53.2%	(76.9)%	0.1%
Total non-operating income (expense)	(162.3)%	(117.5)%	(4.1)%
Net income (loss) before income taxes	(556.0)%	(389.6)%	14.2%
Income tax benefit (expense)	(0.5)%	(1.7)%	0.4%
Net income (loss)	(556.5)%	(391.3)%	14.6%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2021	2020	2019
Passengers carried	232,448	499,729	2,695,718
Passenger Cruise Days	1,778,899	4,278,602	20,637,949
Capacity Days	3,376,703	4,123,858	19,233,459
Occupancy Percentage	52.7%	103.8%	107.3%

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
		2021		2020
		Constant		Constant
	2021	Currency	2020	Currency	2019
Total cruise operating expense	$1,608,037	$1,601,030	$1,693,061	$1,696,364	$3,663,261
Marketing, general and administrative expense	890,025	886,542	743,259	742,913	972,214
Gross Cruise Cost	2,498,062	2,487,572	2,436,320	2,439,277	4,635,475
Less:
Commissions, transportation and other expense	143,524	143,186	380,710	382,132	1,120,886
Onboard and other expense	54,037	54,037	85,678	85,678	394,673
Net Cruise Cost	2,300,501	2,290,349	1,969,932	1,971,467	3,119,916
Less: Fuel expense	301,852	301,852	264,712	264,712	409,602
Net Cruise Cost Excluding Fuel	1,998,649	1,988,497	1,705,220	1,706,755	2,710,314
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,619	3,619	2,665	2,665	2,135
Non-cash share-based compensation (2)	124,077	124,077	111,297	111,297	95,055
Severance payments and other fees (3)	—	—	—	—	6,514
Redeployment of Norwegian Joy (4)	—	—	—	—	7,051
Adjusted Net Cruise Cost Excluding Fuel	$1,870,953	$1,860,801	$1,591,258	$1,592,793	$2,599,559
Capacity Days	3,376,703	3,376,703	4,123,858	4,123,858	19,233,459
Gross Cruise Cost per Capacity Day					$241.01
Net Cruise Cost per Capacity Day					$162.21
Net Cruise Cost Excluding Fuel per Capacity Day					$140.92
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day					$135.16
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(4)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	4,012	3,967	3,514
Non-cash share-based compensation (2)	124,077	111,297	95,055
Severance payments and other fees (3)	—	—	6,514
Extinguishment and modification of debt (4)	664,303	27,795	16,676
Amortization of intangible assets (5)	—	9,831	18,414
Redeployment of Norwegian Joy (6)	—	—	30,629
Impairment loss (7)	—	1,633,337	—
Debt conversion option, discount and expenses (8)	(130,616)	1,016,822	—
Adjusted Net Income (Loss)	$(2,943,959)	$(2,205,134)	$1,112,008
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(4)	Losses on extinguishments and modifications of debt are primarily included in interest expense, net.
(5)	Amortization of intangible assets related to the Acquisition of Prestige are included in depreciation and amortization expense.
(6)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense, marketing, general and administrative expense and depreciation and amortization expense.
(7)	Impairment loss consists of goodwill, trade name and property and equipment impairments. The impairments of goodwill and trade names are included in impairment loss and the impairment of property and equipment is included in depreciation and amortization expense.
(8)	Consists of non-cash gains and losses related to our debt conversion options as well as the associated financing costs, which are recognized in other income (expense), net. Also includes the related debt discount and additional payment-in-kind interest recognized upon transfer to the debt principal, which is recognized in interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206
Interest expense, net	1,396,109	520,063	272,867
Income tax (benefit) expense	3,321	21,570	(27,205)
Depreciation and amortization expense	700,845	717,840	646,188
EBITDA	(1,505,460)	(3,748,710)	1,833,056
Other (income) expense, net (1)	(344,616)	984,501	(6,155)
Non-GAAP Adjustments:
Non-cash deferred compensation (2)	3,619	2,665	2,135
Non-cash share-based compensation (3)	124,077	111,297	95,055
Severance payments and other fees (4)	—	—	6,514
Redeployment of Norwegian Joy (5)	—	—	7,051
Impairment loss (6)	—	1,607,797	—
Adjusted EBITDA	$(1,722,380)	$(1,042,450)	$1,937,656
(1)	In 2021 and 2020, primarily consists of gains and losses, net on debt conversion options. In 2019, primarily consists of gains and losses, net for forward currency exchanges and proceeds from insurance and litigation settlements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(4)	Severance payments related to restructuring costs are included in marketing, general and administrative expense.
(5)	Expenses related to the redeployment of Norwegian Joy from Asia to the U.S. and the closing of the Shanghai office, which are included in other cruise operating expense and marketing, general and administrative expense.
(6)	Impairment loss consists of goodwill and trade name impairments.

Year Ended December 31, 2021 (“2021”) Compared to Year Ended December 31, 2020 (“2020”)

Revenue

Total revenue decreased 49.4% to $0.6 billion in 2021 compared to $1.3 billion in 2020. The adverse impact on revenue was due to the suspension of all cruise voyages in March 2020 through the first half of 2021 and the phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels in the second half of 2021 as a result of the COVID-19 pandemic, which resulted in a decrease in Capacity Days of 18.1%.

Expense

Total cruise operating expense decreased 5.0% in 2021 compared to 2020. In 2021, our cruise operating expenses prior to the resumption of cruise voyages were primarily related to crew costs, including salaries, food and other travel costs; fuel; and other ongoing costs such as insurance and ship maintenance, including Dry-dock expenses. The reduction in cruise operating expense in 2021 reflects lower direct costs, such as commissions, in the second half of 2021 due to fewer Capacity Days partially offset by increases in expenses related to our return to service, such as costs related to crew and passenger testing for COVID-19. In 2020, our cruise operating expenses subsequent to the suspension of cruise voyages on March 13, 2020 primarily included the cost of protected commissions and crew costs, including salaries, food and other repatriation costs; fuel; and other ongoing costs such as insurance and ship maintenance. Gross Cruise Cost increased 2.5% in 2021 compared to 2020, primarily related to the change in costs described above offset by an increase in marketing, general and administrative expenses primarily related to the discontinuation of cost savings initiatives described under “Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures” as we return to service. Total other operating expense decreased 48.2% in 2021 compared to 2020 primarily due to the impairment of goodwill and trade names triggered by the COVID-19 pandemic in 2020. Depreciation and amortization expense decreased primarily due to a $25.5 million impairment loss recognized in 2020.

Interest expense, net was $1.4 billion in 2021 compared to $520.1 million in 2020. The increase in 2021 primarily reflects losses on extinguishment of debt and debt modification costs of $0.7 billion related to the repurchase of certain exchangeable notes as well as additional debt outstanding at higher interest rates, partially offset by lower LIBOR. 2020 included losses on extinguishment of debt and debt modification costs of $ 27.8 million.

Other income (expense), net was income of $344.6 million in 2021 compared to expense of $984.5 million in 2020. Other income in 2021 was primarily due to gains from conversion options on our exchangeable notes.  Other expense in 2020 was primarily due to losses from conversion options on our exchangeable notes.

Income tax benefit (expense) was an expense of $3.3 million in 2021 compared to $21.6 million in 2020. In 2020, the tax expense is primarily due to a valuation allowance of $39.6 million recognized in the fourth quarter on certain net operating loss carryforwards partially offset by operating losses.

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

Liquidity and Capital Resources

General

As of December 31,  2021, our liquidity was $2.7 billion, consisting of cash and cash equivalents, short-term investments and a $1 billion commitment available through August 15, 2022. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service. As of December 31, 2021, we had a working capital deficit of $0.5 billion. This deficit included $1.6 billion of advance ticket sales, which represents the total revenue we collect in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our liquidity and undrawn export-credit backed facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

During 2021 and 2022, NCLC and NCLH completed various debt financings and equity offerings totaling $7.0 billion in gross proceeds, of which $5.5 billion was used, or will be used, to extinguish debt and make principal payments maturing in the short-term. See Note 8 – “Long-Term Debt” for further information.

In January 2021, we amended our Senior Secured Credit Facility to further defer certain amortization payments due prior to June 30, 2022 and to waive certain financial and other covenants through December 31, 2022. In connection with such amendment, our minimum liquidity requirement was increased to $200 million and such requirement applies through December 31, 2022. In November 2021, the Company further amended the Senior Secured Credit Facility to provide that among other things, certain financial covenants shall be modified to provide that following the covenant relief period ending on December 31, 2022, (a) free liquidity shall be required to be greater than or equal to $200,000,000 at any time, (b) the ratio of total net funded debt to total capitalization shall be required to be not greater than 0.86 to 1.00 on March 31, 2023, 0.85 to 1.00 on June 30, 2023 and 0.83 to 1.00 thereafter, and (c) the ratio of EBITDA to consolidated debt service shall be required to be greater than or equal to 1.25 to 1.00 unless free liquidity is greater than $200,000,000. This amendment also included changes to certain baskets providing the ability to make certain investments and incur debt.

In addition, in February 2021, we amended certain of our export-credit backed facilities to defer amortization payments aggregating approximately $680 million through March 31, 2022. We also amended all of our export-credit backed facilities to provide that, from the effective date of the amendments to and including December 31, 2022, certain of the financial covenants under such facilities will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity. The amendments also made certain other changes to the facilities, including imposing further restrictions on NCLC’s ability to incur debt, create security, issue equity and make dividends and other distributions. Additionally, in December 2021, our export-credit backed facilities were amended to provide for, among other things, the expiration of certain provisions upon repayment in full of certain amortization payments that are the subject of previous deferral arrangements and the modification of certain financial covenants to apply from January 1, 2023 until September 30, 2025, including the covenant to maintain at least $200 million in free liquidity, which was previously imposed until December 31, 2022. The amendments also made certain additional changes, including the relaxation of certain restrictions on our ability to incur and repay or prepay debt, create security and make dividends and other distributions.

In July 2021, we amended nine credit facilities for our newbuild agreements and increased the combined commitments under such credit facilities by approximately $770 million to cover owner’s supply (generally consisting of provisions for the ship), modifications and financing premiums.

In November 2021, the Company executed a $1 billion commitment through August 15, 2022 that provides additional liquidity to the Company. The Company has not drawn and currently does not intend to draw under this commitment. If drawn, this commitment will convert into an unsecured note maturing in April 2024.

The Company's monthly average cash burn for the fourth quarter of 2021 was approximately $345 million, slightly below the prior estimate of approximately $350 million. Looking ahead, the Company expects the first quarter of 2022 monthly average cash burn to increase to approximately $390 million driven by the continued phased relaunch of additional vessels. This cash burn rate does not include expected cash inflows from new and existing bookings or contribution from ships that have re-entered service.

Cash burn rates include ongoing ship operating expenses, administrative operating expenses, interest expense, taxes, debt deferral fees and expected non-newbuild capital expenditures and excludes cash refunds of customer deposits as well as cash inflows from new and existing bookings, newbuild related capital expenditures and other working capital changes. Future cash burn rate estimates also exclude unforeseen expenses. The fourth quarter of 2021 cash burn rate and first quarter of 2022 estimate reflect the previously agreed to deferral of debt amortization and newbuild related payments.

We continue to expect a gradual phased relaunch of our ships, with our ships initially operating at reduced occupancy levels as described in “Update Regarding COVID-19 Pandemic.” Refer to “Item 1A. Risk Factors” for further details regarding the significant impact the COVID-19 pandemic has had, and is expected to continue to have, on our financial condition and operations. The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 global pandemic. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if we are unable to resume our cruise voyages on the schedule expected, and particularly if a substantial portion of our fleet continues to have suspended cruise voyages or operate at significantly reduced occupancy levels for a prolonged period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond 12 months, we will pursue refinancings and other balance sheet optimization transactions from time to time in order to reduce interest rates and extend debt maturities. We expect to collaborate with financing institutions regarding these refinancing and optimization transactions as opportunities arise in the short-term to amend long-term arrangements.

We have received certain financial and other debt covenant waivers and added new free liquidity requirements. At December 31, 2021, taking into account such waivers, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek to amend the covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. Since April 2020, S&P Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $1.5 billion Term Loan A Facility to BB-, our issue-level rating on our other senior secured notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have significant capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of December 31, 2021, we had advance ticket sales of $1.8 billion, including the long-term portion, which included approximately $0.7 billion of future cruise credits. We also have agreements with our credit card processors that, as of December 31, 2021, governed approximately $1.3 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2021, we had cash collateral reserves of approximately $1.2 billion with credit card processors recognized in accounts receivable, net or other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may reduce our liquidity.

Sources and Uses of Cash

In this section, references to 2021 refer to the year ended December 31, 2021, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.

Net cash used in operating activities was $2.5 billion in 2021 compared to net cash used in operating activities of $2.6 billion in 2020 and net cash provided by operating activities of $1.8 billion in 2019. The net cash used in operating activities included net losses due to the suspension of global cruise voyages from March 2020 through July 2021 and timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash used in operating activities in 2021 included net loss of $(3.6) billion and a decrease of $1.2 billion in cash from accounts receivable, which includes our collateral reserves with credit card processors, offset by an increase in advance ticket sales of $521.9 million and loss on extinguishment of $635.3 million. The net cash used in operating activities in 2020 includes net loss of $(5.0) billion, a decrease in advance ticket sales of $811.8 million and timing differences in cash receipts and payments relating to various operating assets and liabilities, which was offset primarily by a $1.6 billion impairment loss. The net cash provided by operating activities in 2019 includes net income of $0.9 billion as well as timing differences in cash receipts and payments relating to various operating assets and liabilities, including an increase in advance ticket sales of $347.4 million.

Net cash used in investing activities was $1.0 billion in 2021, primarily related to newbuild payments and ship improvement projects and net purchases and maturities of short-term investments. Net cash used in investing activities was $1.0 billion in 2020, primarily related to payments for the delivery of Seven Seas Splendor, ships under construction, ship improvement projects and shoreside projects. Net cash used in investing activities was $1.7 billion in 2019, primarily related to payments for the delivery of Norwegian Encore, ships under construction, ship improvements and shoreside projects.

Net cash provided by financing activities was $1.7 billion in 2021, primarily due to $2.6 billion in proceeds from the issuance of debt and a $2.7 billion contribution from NCLH and $1.4 billion of early redemption premiums. Net cash provided by financing activities was $6.6 billion in 2020, primarily due to $6.1 billion in proceeds from the issuance of debt and a $1.6 billion contribution from NCLH. Net cash used in financing activities was $88.3 million in 2019, reflecting a dividend of $341.0 million for the repurchase of NCLH’s ordinary shares, net repayments of our Revolving Loan Facility and the net refinancing of term loans partially offset by the issuance of new debt.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts are $1.6 billion, $2.5 billion and $1.4 billion for the years ending December 31, 2022, 2023 and 2024, respectively. We have export-credit backed financing in place for the anticipated expenditures related to ship construction contracts of $1.0 billion, $2.0 billion and $0.7 billion for the years ending December 31, 2022, 2023 and 2024, respectively. Anticipated non-newbuild capital expenditures are $0.5 billion for the year ended December 31, 2022, which includes health and safety investments. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, we have six Prima Class Ships on order, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths.

The combined contract prices of the nine ships on order for delivery was approximately €7.7 billion, or $8.8 billion based on the euro/U.S. dollar exchange rate as of December 31, 2021. We have obtained export-credit backed financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the year ended December 31, 2021, 2020 and 2019 was $43.6 million, $25.2 million, and $32.9 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of December 31, 2021, our material cash requirements for debt and ship construction were as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (1)	$1,355,898	$1,396,110	$4,478,143	$1,351,834	$2,633,812	$3,342,820	$14,558,617
Ship construction contracts (2)	1,483,391	2,278,139	1,105,038	1,605,329	1,008,318	881,541	8,361,756
Total	$2,839,289	$3,674,249	$5,583,181	$2,957,163	$3,642,130	$4,224,361	$22,920,373
(1)

Includes principal as well as estimated interest payments with LIBOR held constant as of December 31, 2021. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities. Subsequent to December 31, 2021, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, all of which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make principal payments on debt maturing in the short-term, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. See Note 8 – “Long-Term Debt” for further information.

(2)

Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2020. As of December 31, 2021, we have committed undrawn export-credit backed facilities of $7.8 billion which funds approximately 80% of our ship construction contracts.

For other operational commitments for lease and port obligations we refer you to Note 5 – “Leases” and Note 13 – “Commitments and Contingencies,” respectively, for further information.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio, and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We have received certain financial and other debt covenant waivers through December 31, 2022 and added new free liquidity requirements. We believe we were in compliance with these covenants as of December 31, 2021.

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

In light of the measures described under "Update Regarding COVID-19 Pandemic—Financing Transactions and Cost Containment Measures", we believe our cash on hand, short-term investments, the undrawn $1 billion commitment, the expected return of a portion of the cash collateral from our credit card processors, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers and modifications were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of December 31, 2021, we had an interest rate swap to hedge our exposure to interest rate movements and to manage our interest expense. As of December 31, 2021, 72% of our debt was fixed and 28% was variable, which includes the effects of the interest rate swap. The notional amount of outstanding debt associated with the interest rate derivative agreements was $0.2 billion as of December 31, 2021. As of December 31, 2020, 74% of our debt was fixed and 26% was variable, which includes the effects of the interest rate swaps and collars. The notional amount of outstanding debt associated with the interest rate derivative agreements was $0.7 billion as of December 31, 2020. The change in our fixed rate percentage from December 31, 2020 to December 31, 2021 was primarily due to the maturity of interest rate swaps.

Based on our December 31, 2021 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $35.6 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2021, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.0 billion, or $5.7 billion based on the euro/U.S. dollar exchange rate as of December 31, 2021. As of December 31, 2020, the payments not hedged aggregated €5.0 billion, or $6.1 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2020. The change from December 31, 2020 to December 31, 2021 included the addition of foreign currency hedges offset by the maturity of certain foreign currency hedges. We estimate that a 10% change in the euro as of December 31, 2021 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 18.8% for the year ended December 31, 2021 and 15.6% for the year ended December 31, 2020. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2021, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 42% and 24% of our 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2020, we had hedged approximately 37% and 15% of our 2022 and 2023 projected metric tons of fuel purchases, respectively. Additional fuel swaps were executed between December 31, 2020 to December 31, 2021 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2022 fuel expense by $63.3 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of

$33.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12 and 13, Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence, respectively.

As a wholly owned subsidiary of NCLH, we are omitting the information called for by these items in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2021 in connection with its Annual General Meeting of Shareholders.

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

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2021	2020

	(in thousands)
Fees:
Audit	$4,480	$6,174
Audit-related	450	725
Tax	646	2,968
All other	8	2
Total	$5,584	$9,869

Audit fees for the years ended December 31, 2021 and 2020 related to the aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”) in connection with the audit of our financial statements and related internal controls over financial reporting.

Audit-related fees for the years ended December 31, 2021 and 2020 related to an issuance of comfort letters.

Tax fees for the years ended December 31, 2021 and 2020 related to tax preparation and other tax services.

All other fees for the years ended December 31, 2021 and 2020 included the PwC annual on-line subscription research tool.

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

(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2021 are included on page 75.

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

3.6**	Certificate of Designations, Preferences and Other Rights of Series A-4 Preference Shares of NCL Corporation Ltd.

3.7**	Certificate of Designations, Preferences and Other Rights of Series A-5 Preference Shares of NCL Corporation Ltd.

4.1

Indenture, dated as of December 16, 2019, between NCL Corporation Ltd. and U.S. Bank National Association, as trustee, with respect to $565.0 million aggregate principal amount of 3.625% senior unsecured notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 16, 2019 (File No. 001-35784))

4.2	Indenture, dated May 8, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to the 6.00%

exchangeable senior notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 11, 2020 (File No. 001-35784))

4.3

Indenture, dated July 21, 2020, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to the 5.375% exchangeable senior notes due 2025 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2020 (File No. 001-35784))

4.4

Indenture, dated December 18, 2020, by and among NCL Corporation Ltd., as issuer, the guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 5.875% senior notes due 2026 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on December 18, 2020 (File No. 001-35784))

4.5

Indenture, dated March 3, 2021, by and among NCL Finance, Ltd., as issuer, NCL Corporation Ltd., as guarantor, the other guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 6.125% senior notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 3, 2021 (File No. 001-35784))

4.6

Indenture, dated November 19, 2021, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to 1.125% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 19, 2021 (File No. 001-35784))

4.7

Indenture, dated February 18, 2022, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to 5.875% senior secured notes due 2027 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.8

Indenture, dated February 18, 2022, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to 7.750% senior unsecured notes due 2029 (incorporated herein by reference to Exhibit 4.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.9

Indenture, dated February 15, 2022, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 2.50% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1

Fourth Amendment Agreement, dated December 23, 2021, to Breakaway One Credit Agreement, dated November 18, 2010, by and among Breakaway One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.2

Fifth Amendment Agreement, dated December 23, 2021, to Breakaway Two Credit Agreement, dated November 18, 2010, by and among Breakaway Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto, KfW IPEX-Bank GmbH, as facility agent, collateral agent and CIRR agent, Nordea Bank Abp, filial i Norge, as documentation agent, Commerzbank Aktiengesellschaft, as Hermes agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.3

Third Supplemental Agreement, dated December 23, 2021, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.4

Fourth Supplemental Agreement, dated December 23, 2021, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders therein defined and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.5

Amendment Agreement to Fifth Amended and Restated Credit Agreement, dated November 12, 2021, by and among NCL Corporation Ltd., as borrower, Voyager Vessel Company, LLC, as co-borrower, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which amends the Fifth Amended and Restated Credit Agreement, dated May 8, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 15, 2021 (File No. 001-35784))#†

10.6

Fourth Supplemental Agreement, dated December 23, 2021, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.7

Fifth Supplemental Agreement, dated December 23, 2021, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#†

10.8

Amendment and Restatement Agreement, dated as of February 17, 2021, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.9

Supplemental Agreement, dated as of December 23, 2021, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.10

Amendment and Restatement Agreement, dated as of February 17, 2021, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.11

Supplemental Agreement, dated as of December 23, 2021, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.12

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.13

Supplemental Agreement, dated as of December 23, 2021, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.14

Amendment and Restatement Agreement, dated as of February 17, 2021, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 23, 2021 (File No. 001-35784))#†

10.15

Supplemental Agreement, dated as of December 23, 2021, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of February 17, 2021 (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.16

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.17

Supplemental Agreement, dated as of December 23, 2021, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH, HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.18

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.19

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.20

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.21

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.21 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.22

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 6, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.23

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.23 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.24

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.25

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.25 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.26

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.27

Supplemental Agreement, dated as of December 23, 2021, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.27 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.28

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.29

Supplemental Agreement, dated as of December 23, 2021, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.29 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.30

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.31

Supplemental Agreement, dated as of December 23, 2021, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.31 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.32

Amendment and Restatement Agreement, dated as of June 17, 2021, but effective as of July 5, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 9, 2021 (File No. 001-35784))#

10.33

Supplemental Agreement, dated as of December 23, 2021, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends the Amendment and Restatement Agreement, dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))#

10.34

Commitment Letter, dated as of November 1, 2021, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2021 (File No. 001-35784))

10.35

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.36

Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, entered into on October 18, 2015 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2017 (File No. 001-35784))*

10.37

Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and T. Robin Lindsay, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))*

10.38

Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, entered into on September 16, 2016 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 19, 2016 (File No. 001-35784))*

10.39

Amendment to Employment Agreement by and between Prestige Cruise Services, LLC and Jason Montague, dated as of February 14, 2022 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 18, 2022 (File No. 001-35784))*

10.40

Employment Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on October 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on October 5, 2020 (File No. 001-35784))*

10.41

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on September 10, 2018 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2018 (File No. 001-35784))*

10.42

Employment Agreement by and between Prestige Cruise Services, LLC and Howard Sherman, entered into on November 8, 2021 and effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 8, 2021 (File No. 001-35784))*

10.43

Employment Agreement by and between NCL Corporation Ltd. and Harry Sommer, entered into on January 10, 2019 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 10, 2021 (File No. 001-35784))*

10.44

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.45

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 21, 2021 (File No. 001-35784))*

10.46

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.47

Norwegian Cruise Line Holdings Ltd. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on July 31, 2014 (File No. 001-35784))*

10.48

Directors’ Compensation Policy (effective January 1, 2022) (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.49

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.50

Form of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.51

Form of Notice of Grant of Norwegian Cruise Line Holdings Ltd. Time and Performance-based Option and Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 4, 2015 (File No. 001-35784))*

10.52

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.53

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2017) (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2017 (File No. 001-35784))*

10.54

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (August 2017) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on November 9, 2017 (File No. 001-35784))*

10.55

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.77 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.56

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.78 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2020 (File No. 001-35784))*

10.57

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.57 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.58

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (President and Chief Executive Officer 2022) (incorporated herein by reference to Exhibit 10.58 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.59

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2022) (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.60	Form of Restricted Cash Retention Agreement (2022) (incorporated herein by reference to Exhibit 10.60 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

21.1**	List of Subsidiaries of NCL Corporation Ltd.

24.1**	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K)

31.1**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer

31.2**	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer

32.1***	Certification of the Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101**	The following materials from NCL Corporation Ltd.’s Annual Report on Form 10‑K formatted in Inline XBRL:

(i) the Consolidated Statements of Operations of NCLC for the years ended December 31, 2021, 2020 and 2019;

(ii) the Consolidated Statements of Comprehensive Income (Loss) of NCLC for the years ended December 31, 2021, 2020 and 2019;

(iii) the Consolidated Balance Sheets of NCLC as of December 31, 2021 and 2020;

(iv) the Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2021, 2020 and 2019;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2021, 2020 and 2019;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from NCL Corporation Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on March 1, 2022.

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

Signature	Title	Date

/s/ Frank J. Del Rio	Director, President and Chief Executive Officer	March 1, 2022
Frank J. Del Rio	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	March 1, 2022
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	March 1, 2022
Faye L. Ashby	(Principal Accounting Officer)

/s/ Adam M. Aron	Director	March 1, 2022
Adam M. Aron

/s/ Harry C. Curtis	Director	March 1, 2022
Harry C. Curtis

/s/ David M. Abrams	Director	March 1, 2022
David M. Abrams

/s/ Stella David	Director	March 1, 2022
Stella David

/s/ Russell W. Galbut	Director	March 1, 2022
Russell W. Galbut

/s/ Mary E. Landry	Director	March 1, 2022
Mary E. Landry

NCL Corporation Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

		Additions
		Charged to
	Balance	costs and	Charged to		Balance
Description	12/31/18	expenses	other accounts	Deductions (a)	12/31/19

Valuation allowance on deferred tax assets	$41,924	$—	$—	$(36,077)	$5,847

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/19	expenses	accounts (b)	Deductions (a)	12/31/20

Valuation allowance on deferred tax assets	$5,847	$—	$38,150	$(1,121)	$42,876

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	12/31/20	expenses	accounts (b)	Deductions (a)	12/31/21

Valuation allowance on deferred tax assets	$42,876	$—	$40,333	$(190)	$83,019
(a)	Amount relates to (i) utilization of deferred tax assets, (ii) revaluation of deferred tax assets from their functional currency to U.S. dollars and (iii) reversal of valuation allowances.
(b)	Amount relates to a valuation allowance on net U.S. deferred tax assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCL Corporation Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the ongoing effects of COVID-19 on the Company's operations and global bookings have had, and will continue to have, a significant impact on the Company’s financial results and liquidity. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 2.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity - Impact of COVID-19

As described in Note 2 to the consolidated financial statements, due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, management implemented a voluntary suspension of all cruise voyages across its three brands. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. Management believes the ongoing effects of COVID-19 on the Company’s operations and global bookings have had, and will continue to have, a significant impact on the Company’s financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic. In the third quarter of 2021, the Company began a phased relaunch of certain cruise voyages with the Company’s ships initially operating at reduced occupancy levels. Beginning in December 2021, the spread of the Omicron variant of COVID-19, with its increased transmissibility, caused several operational challenges and disruptions, including new travel restrictions and increased protocols in ports of call limiting port availability, which led to the cancellation of certain voyages in the fourth quarter of 2021 and first quarter of 2022, and the postponement of the restart of cruises for certain vessels. The timing for returning ships to service, the level of occupancy on the Company’s ships and the percentage of the Company’s fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, the Company’s ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories and the Company’s ability to re-staff certain ships. Management has taken actions to improve the Company’s liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and management expects to continue to pursue other opportunities to improve the Company’s liquidity and to refinance the Company’s debt to reduce interest expense and extend maturities. The estimation of management’s future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Management’s principal assumptions for future cash flow projections include: (i) the expected gradual phased return to service at reduced occupancy levels, increasing over time until the Company reaches historical occupancy levels; (ii) the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue; (iii) the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements; and (iv) the expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols. Based on these actions and assumptions regarding the impact of COVID-19, and considering the Company’s available liquidity of $2.7 billion, including cash and cash equivalents, short-term investments and the Company’s $1 billion undrawn commitment as of December 31, 2021, management has concluded that the Company has sufficient liquidity to satisfy its obligations for at least the next twelve months from the issuance of the financial statements.

The principal considerations for our determination that performing procedures relating to the impact of COVID-19 on the Company’s liquidity is a critical audit matter are the significant judgment by management when developing the estimate of future liquidity requirements; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of future liquidity requirements and assumptions related to (i) the expected gradual phased return to service at reduced occupancy levels; (ii) the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue; (iii) the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements; and (iv) the expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of future liquidity requirements. These procedures also included, among others (i) testing management’s process for estimating future liquidity requirements for the twelve months after the date the financial statements are issued; (ii) testing the completeness and accuracy of underlying data used in the estimate; (iii) evaluating the reasonableness of the significant assumptions used by management related to the expected gradual phased return to service at reduced occupancy levels, the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue, the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements, and the expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols; and (iv) evaluating management’s estimate of future liquidity requirements and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy the Company’s obligations for the twelve months after the financial statements are issued. Evaluating management’s assumptions related to the expected gradual phased return to service at reduced occupancy levels, the expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue, the forecasted cash collections in accordance with the terms of the Company’s credit card processing agreements, and the expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols, involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

March 1, 2022

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue
Passenger ticket	$392,752	$867,110	$4,517,393
Onboard and other	255,234	412,798	1,944,983
Total revenue	647,986	1,279,908	6,462,376
Cruise operating expense
Commissions, transportation and other	143,524	380,710	1,120,886
Onboard and other	54,037	85,678	394,673
Payroll and related	537,439	521,301	924,157
Fuel	301,852	264,712	409,602
Food	62,999	65,369	222,602
Other	508,186	375,291	591,341
Total cruise operating expense	1,608,037	1,693,061	3,663,261
Other operating expense
Marketing, general and administrative	890,025	743,259	972,214
Depreciation and amortization	700,845	717,840	646,188
Impairment loss	—	1,607,797	—
Total other operating expense	1,590,870	3,068,896	1,618,402
Operating income (loss)	(2,550,921)	(3,482,049)	1,180,713
Non-operating income (expense)
Interest expense, net	(1,396,109)	(520,063)	(272,867)
Other income (expense), net	344,616	(984,501)	6,155
Total non-operating income (expense)	(1,051,493)	(1,504,564)	(266,712)
Net income (loss) before income taxes	(3,602,414)	(4,986,613)	914,001
Income tax benefit (expense)	(3,321)	(21,570)	27,205
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206
Other comprehensive income (loss):
Shipboard Retirement Plan	393	345	(1,930)
Cash flow hedges:
Net unrealized loss	(110,379)	(51,642)	(123,015)
Amount realized and reclassified into earnings	65,017	106,670	(8,898)
Total other comprehensive income (loss)	(44,969)	55,373	(133,843)
Total comprehensive income (loss)	$(3,650,704)	$(4,952,810)	$807,363

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,500,357	$3,299,340
Short-term investments	240,000	—
Accounts receivable, net	1,167,473	20,578
Inventories	118,205	82,381
Prepaid expenses and other assets	264,691	147,556
Total current assets	3,290,726	3,549,855
Property and equipment, net	13,528,806	13,411,226
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,300,804	831,888
Total assets	$18,718,995	$18,391,628
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$876,890	$124,885
Accounts payable	233,172	83,136
Accrued expenses and other liabilities	1,058,401	596,717
Due to NCLH	37,995	37,790
Advance ticket sales	1,561,336	1,109,826
Total current liabilities	3,767,794	1,952,354
Long-term debt	9,863,980	10,128,754
Exchangeable notes	1,801,517	2,691,720
Other long-term liabilities	997,055	447,492
Total liabilities	16,430,346	15,220,320
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020; Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020; and Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020)	—	—
Ordinary shares, $0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at December 31, 2021 and 2020	37	37
Additional paid-in capital	8,489,770	5,721,725
Accumulated other comprehensive income (loss)	(286,799)	(241,830)
Retained earnings (deficit)	(5,914,359)	(2,308,624)
Total shareholders’ equity	2,288,649	3,171,308
Total liabilities and shareholders’ equity	$18,718,995	$18,391,628

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(3,605,735)	$(5,008,183)	$941,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	846,299	789,656	647,102
Impairment loss	—	1,607,797	—
Deferred income taxes, net	2,661	13,592	(25,861)
(Gain) loss on derivatives	(260,505)	930,113	—
Loss on extinguishment of debt	635,306	10,480	13,397
Provision for bad debts and inventory obsolescence	19,284	31,756	3,884
Gain on involuntary conversion of assets	(9,486)	(1,496)	(4,152)
Share-based compensation expense	124,077	111,297	95,055
Payment-in-kind interest premium	—	19,349	—
Net foreign currency adjustments	(9,865)	8,584	(1,934)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,159,998)	30,797	(14,104)
Inventories	(37,481)	10,555	(6,155)
Prepaid expenses and other assets	22,010	(83,100)	(74,101)
Accounts payable	152,026	(21,419)	(58,635)
Accrued expenses and other liabilities	294,464	(193,666)	(25,751)
Advance ticket sales	521,910	(811,846)	347,376
Net cash provided by (used in) operating activities	(2,465,033)	(2,555,734)	1,837,327
Cash flows from investing activities
Additions to property and equipment, net	(752,843)	(946,545)	(1,637,170)
Purchases of short-term investments	(1,010,000)	—	—
Proceeds from maturities of short-term investments	770,000	—	—
Cash paid on settlement of derivatives	(23,496)	(31,520)	(47,085)
Other	12,295	2,703	4,063
Net cash used in investing activities	(1,004,044)	(975,362)	(1,680,192)
Cash flows from financing activities
Repayments of long-term debt	(2,113,063)	(892,481)	(3,806,732)
Proceeds from long-term debt	2,601,317	6,075,090	4,122,297
Dividends	—	—	(341,000)
Due to NCLH, net	205	2,746	(15,350)
Contribution from NCLH	2,661,021	1,564,505	3,500
Net share settlement of restricted share units	(16,687)	(15,407)	(20,939)
Early redemption premium	(1,354,882)	(1,376)	(6,829)
Deferred financing fees and other	(107,817)	(133,880)	(23,262)
Net cash provided by (used in) financing activities	1,670,094	6,599,197	(88,315)
Net increase (decrease) in cash and cash equivalents	(1,798,983)	3,068,101	68,820
Cash and cash equivalents at beginning of period	3,299,340	231,239	162,419
Cash and cash equivalents at end of period	$1,500,357	$3,299,340	$231,239

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated
		Additional	Other	Retained	Total
	Ordinary	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (Loss)	(Deficit)	Equity
Balance, December 31, 2018	$37	$3,983,714	$(163,360)	$2,097,430	$5,917,821
Share-based compensation	—	95,055	—	—	95,055
Net share settlement of restricted share units	—	(20,939)	—	—	(20,939)
Contribution from NCLH	—	3,500	—	—	3,500
Other comprehensive loss, net	—	—	(133,843)	—	(133,843)
Dividends	—	—	—	(341,000)	(341,000)
Net income	—	—	—	941,206	941,206
Balance, December 31, 2019	37	4,061,330	(297,203)	2,697,636	6,461,800
Share-based compensation	—	111,297	—	—	111,297
Net share settlement of restricted share units	—	(15,407)	—	—	(15,407)
Contribution from NCLH	—	1,564,505	—	—	1,564,505
Cumulative change in accounting policy	—	—	—	1,923	1,923
Other comprehensive loss, net	—	—	55,373	—	55,373
Net income	—	—	—	(5,008,183)	(5,008,183)
Balance, December 31, 2020	37	5,721,725	(241,830)	(2,308,624)	3,171,308
Share-based compensation	—	124,077	—	—	124,077
Net share settlement of restricted share units	—	(16,687)	—	—	(16,687)
Contribution from NCLH	—	2,661,021	—	—	2,661,021
Other	—	(366)	—	—	(366)
Other comprehensive income, net	—	—	(44,969)	—	(44,969)
Net loss	—	—	—	(3,605,735)	(3,605,735)
Balance, December 31, 2021	$37	$8,489,770	$(286,799)	$(5,914,359)	$2,288,649

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.          Description of Business

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2021, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

We have six Prima Class Ships on order with expected delivery dates from 2022 through 2027. We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. The addition of these nine ships to our fleet will increase our total Berths to approximately 83,000, which includes additional Berths we plan to add to our Prima Class Ships, subject to certain conditions. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

2.          Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. Significant events affecting travel, including COVID-19, typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of the pandemic.

In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with our ships initially operating at reduced occupancy levels. Beginning in December 2021, the spread of the Omicron variant of COVID-19, with its increased transmissibility, caused several operational challenges and disruptions, including new travel restrictions and increased protocols in ports of call limiting port availability, which led to the cancellation of certain voyages in the fourth quarter of 2021 and first quarter of 2022, and the postponement of the restart of cruises for certain vessels. Nonetheless, the Company continues to execute on the phased relaunch plans for its 28-ship fleet. As of March 1, 2022, 16 of our ships were operating with guests on board as part of our phased return to service. The Company expects to have approximately 85% of capacity operating by March 31, 2022 with the full fleet expected to be back in operation during the early part of the second quarter of 2022. The timing for returning ships to service, the level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences and new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories and our ability to re-staff certain ships.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual phased return to service at reduced occupancy levels, increasing over time until we reach historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 13 - “Commitments and Contingencies”); and

●	Expected incremental expenses for resumption of cruise voyages, including the maintenance of and compliance with additional health and safety protocols.

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the unique and ongoing unpredictable nature of the pandemic, including its magnitude and duration. Accordingly, the full effect of the COVID-19 pandemic on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. We expect to report a net loss until we are able to resume regular voyages. We have taken actions to improve our liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue other opportunities to improve our liquidity and to refinance our debt to reduce interest expense and extend maturities.

Based on these actions and assumptions regarding the impact of COVID-19, and considering our available liquidity of $2.7 billion, including cash and cash equivalents, short-term investments and our $1 billion undrawn commitment as of December 31, 2021, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost and include cash and investments with original maturities of three months or less at acquisition.

Short-term Investments

Short-term investments include time deposits with original maturities of greater than three months and up to 12 months, which are stated at cost and present insignificant risk of changes in value.

Accounts Receivable, Net

Accounts receivable are shown net of an allowance for credit losses of $28.7 million and $35.4 million as of December 31, 2021 and 2020, respectively. Accounts receivable, net includes $1.1 billion due from credit card processors as of December 31, 2021, which is expected to be collected within the next 12 months.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Expenses related to advertising costs totaled $300.3 million, $216.5 million and $400.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Goodwill and Trade Names

Goodwill represents the excess of cost over the estimated fair value of net assets acquired. Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on December 31 or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable. We use the qualitative assessment which allows us to first assess qualitative factors to determine whether it is more likely than not (i.e., more than 50%) that the estimated fair value of a reporting unit is less than its carrying value. For trade names we also provide a qualitative assessment to determine if there is any indication of impairment.

In order to make this evaluation, we consider the following circumstances as well as others:

●	Changes in general macroeconomic conditions, such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
●	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
●	Changes in cost factors that have a negative effect on earnings and cash flows;
●	Decline in overall financial performance (for both actual and expected performance);
●	Entity and reporting unit specific events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
●	Decline in share price (in both absolute terms and relative to peers).

If the result of the qualitative assessment indicated it is more likely than not that the estimated fair value of the asset is less than its carrying value, we would conduct a quantitative assessment comparing the fair value to its carrying value.

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent Seven Seas and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results and, therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a qualitative assessment for the Regent Seven Seas reporting unit and of each brand’s trade names. As part of our analysis, we performed an assessment of the key assumptions impacting the quantitative tests performed in 2020 and performed sensitivities on cash flow projections, discount rates and royalty rates. As of December 31, 2021, our annual review supports the carrying value of these assets.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$424,377	$960,258	$3,807,576
Europe	211,767	27,602	1,666,751
Asia-Pacific	6,186	152,976	500,842
Other	5,656	139,072	487,207
Total revenue	$647,986	$1,279,908	$6,462,376

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations in the U.S. Revenue attributable to U.S.-sourced guests was 87%, 83% and 81% for the years ended December 31, 2021, 2020 and 2019, respectively. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 19 ships with Bahamas registry with a carrying value of $9.7 billion as of December 31, 2021 and $9.9 billion as of December 31, 2020. We had eight ships with Marshall Island registry with a carrying value of $2.3 billion as of December 31, 2021 and $2.4 billion as of December 31, 2020. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2021 and 2020.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in other income (expense), net at each balance sheet date. We recognized a gain of $20.6 million, a loss of $15.9 million and a loss of $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Concentrations of Credit Risk

We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments, our undrawn commitment and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions and insurance companies that we have well-established relationships with and that have credit risks acceptable to us or the credit risk is spread out among a large number of creditors. We do not anticipate non-performance by any of our significant counterparties.

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

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of December 31, 2021, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

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

Timing of Satisfaction of Performance Obligations and Significant Payment Terms

The payment terms and cancellation policies vary by brand, stateroom category, length of voyage, and country of purchase. A deposit for a future booking is required at or soon after the time of booking. Final payment is generally due between 120 days and 180 days before the voyage; however, the Company has modified its final payment schedule for most voyages on Regent Seven Seas Cruises through July 31, 2022, for certain voyages on Oceania Cruises through June 30, 2022 and for all voyages on Norwegian Cruise Line through April 30, 2022, which requires payment 60 days prior to embarkation. Deposits on advance ticket sales are deferred when received and include amounts that are refundable. Deferred amounts are subsequently recognized as revenue ratably during the voyage sailing days as services are rendered over time on the ship. Deposits are generally cancellable and refundable prior to sailing, but may be subject to penalties, depending on the timing of cancellation. Historically, the inception of substantive cancellation penalties generally coincided with the dates that final payment is due, and penalties generally increased as the voyage sail date approaches. In 2020, the Company’s brands launched cancellation policies to permit its guests to cancel cruises booked within certain windows for specified time periods which are not part of the Company’s temporary suspension of voyages up to 15 days or 48 hours prior to departure depending on the brand. Cancellation fees are recognized in passenger ticket revenue in the month of the cancellation.

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

Contract Balances

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Additionally, future cruise credits are not considered contract liabilities. Our contract liabilities are included within advance ticket sales. As of December 31, 2021, our contract liabilities were $161.8 million. Of the amounts included within advance ticket sales, the vast majority of deposits held were refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. As of December 31, 2020, our contract liabilities were $23.1 million. Approximately $2.2 million of the December 31, 2020 contract liability balance has been recognized in revenue for the year ended December 31, 2021. The revenue recognized in the years ended December 31, 2020 and 2019 that was included in contract liabilities as of the beginning of each respective period was $0.9 billion and $1.2 billion, respectively.

Our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages will be phased in gradually as described under “—Liquidity and Management’s Plan” above. As a result of our return to service, there has been an increase in the contract liability balance as of December 31, 2021.

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

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $97.8 million and $41.3 million as of December 31, 2021 and 2020, respectively. Costs to fulfill contracts with customers were $17.4 million and $5.5 million as of December 31, 2021 and 2020, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

For cruise vacations that had been cancelled by us due to COVID-19, approximately $36.3 million and $171.5 million in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings during the year ended December 31, 2021 and 2020, respectively.

4.          Goodwill and Trade Names

Goodwill and trade names are not subject to amortization. As of December 31, 2021 and 2020, the carrying values were $98.1 million for goodwill and $500.5 million for trade names. We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable.

The changes in the carrying amount of goodwill for each reporting unit are as follows (in thousands):

	Norwegian		Regent
	Cruise	Oceania	Seven Seas	Total
	Line	Cruises	Cruises	Goodwill
Accumulated impairment loss	$(403,805)	$(523,026)	$(363,966)	$(1,290,797)
Balance, December 31, 2020	—	—	98,134	98,134
Impairment loss	—	—	—	—
Balance, December 31, 2021	$—	$—	$98,134	$98,134

For the year ended December 31, 2020, we also impaired our trade names for Oceania Cruises and Regent Seven Seas Cruises by $170.0 million and $147.0 million, respectively. Following these impairments, the carrying value of our trade names was $500.5 million, which consists of $207.5 million for Norwegian Cruise Line, $140.0 million for Oceania Cruises and $153.0 million for Regent Seven Seas Cruises.

5.   Leases

Nature of Leases

We have finance leases for certain ship equipment and a corporate office. We have operating leases primarily for port facilities and also for corporate offices, warehouses, and certain equipment. Many of our leases include both lease and non-lease components. We have adopted the practical expedient which allows us to combine lease and non-lease components by class of asset. We have applied this expedient for office leases, port facilities, and certain equipment.

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease expense	$17,534	$19,406	$31,596
Variable lease expense	12,414	9,705	14,284
Short-term lease expense	6,421	11,076	50,832
Finance lease cost:
Amortization of right-of-use assets	1,428	1,924	1,765
Interest on lease liabilities	793	1,072	1,239

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2021	December 31, 2020
Operating leases
Right-of-use assets	Other long-term assets	$794,187	$209,037
Current operating lease liabilities	Accrued expenses and other liabilities	34,407	17,700
Non-current operating lease liabilities	Other long-term liabilities	670,688	185,414

Finance leases
Right-of-use assets	Property and equipment, net	9,820	11,948
Current finance lease liabilities	Current portion of long-term debt	3,866	5,143
Non-current finance lease liabilities	Long-term debt	1,847	4,648

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$31,385	$70,555	$75,539
Operating cash outflows from finance leases	579	898	1,051
Financing cash outflows from finance leases	4,315	4,078	2,826

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	506,761	823	24,834
Finance leases	265	—	705

The right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2021 was primarily for port facilities.

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years) - operating leases	24.28	7.36	8.30
Weighted average remaining lease term (years) - finance leases	2.37	2.89	3.65
Weighted average discount rate - operating leases	5.41%	3.96%	3.76%
Weighted average discount rate - finance leases	7.36%	7.75%	7.47%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Operating	Finance
	leases	leases
2022	$46,179	$4,096
2023	61,675	753
2024	65,727	630
2025	66,773	544
2026	66,226	38
Thereafter	1,031,088	—
Total	1,337,668	6,061
Less: Present value discount	(632,573)	(348)
Present value of lease liabilities	$705,095	$5,713

Sales-Type Lease

We have one sales-type lease for constructed land-based transportation equipment and infrastructure. The term of the lease is 20 years. At the end of the lease term, the assets shall be conveyed to the lessee. As of December 31, 2021, the lease receivable is $43.5 million and is recognized within accounts receivable, net and other long-term assets. The maturities of the lease receivable as of December 31, 2021 were as follows (in thousands):

Sales-type
lease
2022	$3,916
2023	4,563
2024	4,682
2025	4,799
2026	2,947
Thereafter	22,595
Total	$43,502

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

As our leases do not have a readily determinable implicit rate, we estimated our incremental borrowing rate to determine the net present value of the lease payments at the commencement date. Our incremental borrowing rate was estimated based on the rate we would have obtained if we had borrowed collateralized debt over the lease term to purchase the asset.

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

Impact of COVID-19

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. In relation to our rights to use port facilities, we have elected the approach consistent with resolving a contingency, which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset. During the contingency period, we recognized lease expense for these port facilities as incurred.

6.          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(241,830)	$(234,981)		$(6,849)
Current period other comprehensive loss before reclassifications	(110,379)	(110,379)		—
Amounts reclassified into earnings	65,410	65,017	(1)	393	(2)
Accumulated other comprehensive income (loss) at end of period	$(286,799)	$(280,343)	(3)	$(6,456)

	Year Ended December 31, 2020
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(297,203)	$(290,009)		$(7,194)
Current period other comprehensive loss before reclassifications	(51,704)	(51,642)		(62)
Amounts reclassified into earnings	107,077	106,670	(1)	407	(2)
Accumulated other comprehensive income (loss) at end of period	$(241,830)	$(234,981)		$(6,849)

	Year Ended December 31, 2019
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(163,360)	$(158,096)		$(5,264)
Current period other comprehensive loss before reclassifications	(125,323)	(123,015)		(2,308)
Amounts reclassified into earnings	(8,520)	(8,898)	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(297,203)	$(290,009)		$(7,194)
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $18.3 million of gain expected to be reclassified into earnings in the next 12 months.

7.          Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Ships	$14,488,539	$14,528,133
Ship improvements	2,444,910	2,109,015
Ships under construction	833,973	376,062
Land and land improvements	58,370	58,370
Other	767,819	765,739
	18,593,611	17,837,319
Less: accumulated depreciation	(5,064,805)	(4,426,093)
Property and equipment, net	$13,528,806	$13,411,226

The Company capitalized approximately $348.0 million of costs associated with ship improvements during the year ended December 31, 2021. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $690.0 million, $707.9 million and $627.7 million, respectively. Repairs and maintenance expenses including Dry-dock expenses were $199.7 million, $129.9 million and $199.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $43.6 million, $25.2 million and $32.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8.          Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2021	2020	Through	2021	2020

				(in thousands)
$875.0 million senior secured Revolving Loan Facility	2.10%	1.90%	2024	$875,000	$875,000
Term Loan A Facility	2.07%	1.93%	2024	1,508,025	1,536,417
$400.0 million L. Catterton exchangeable notes (1)	—	7.00%	2026	—	638,185
$862.5 million 6.000% exchangeable notes (2)	6.00%	6.00%	2024	203,223	1,444,889
$450.0 million 5.375% exchangeable notes (3)	5.38%	5.38%	2025	519,937	608,645
$1,150.0 million 1.125% exchangeable notes (4)	1.13%	—	2027	1,078,357	—
$675.0 million 12.25% senior secured notes (5)	12.25%	12.25%	2024	427,164	650,178
$750.0 million 10.25% senior secured notes	10.25%	10.25%	2026	481,834	739,295
$525.0 million 6.125% senior unsecured notes	6.13%	—	2028	518,229	—
$850.0 million 5.875% senior unsecured notes	5.88%	5.88%	2026	1,409,336	837,659
$565.0 million 3.625% senior unsecured notes	3.63%	3.63%	2024	561,248	560,019
$260 million Norwegian Jewel term loan	—	1.52%	2022	—	221,718
$230 million Pride of America term loan	—	1.15%	2022	—	229,558
€529.8 million Breakaway one loan (6)	1.12%	1.15%	2026	308,585	307,529
€529.8 million Breakaway two loan (6)	3.47%	3.90%	2027	344,436	343,214
€590.5 million Breakaway three loan (6)	2.65%	2.83%	2027	483,109	481,085
€729.9 million Breakaway four loan (6)	2.71%	2.85%	2029	636,868	633,699
€710.8 million Seahawk 1 term loan (6)	3.44%	3.69%	2030	699,131	695,843
€748.7 million Seahawk 2 term loan (6)	3.50%	3.71%	2031	863,891	860,212
Leonardo newbuild one loan	2.68%	2.68%	2034	256,179	95,563
Leonardo newbuild two loan	2.77%	2.77%	2035	193,455	48,009
Leonardo newbuild three loan	1.22%	1.22%	2036	43,298	46,519
Leonardo newbuild four loan	1.31%	1.31%	2037	43,298	46,519
Splendor newbuild loan	2.88%	2.97%	2032	405,937	402,177
Explorer newbuild loan	3.40%	3.39%	2028	254,548	251,634
Marina newbuild loan	1.07%	1.03%	2027	134,737	134,821
Riviera newbuild loan	1.01%	0.96%	2026	202,888	203,038
Term loan - newbuild related	4.50%	2.50%	2022	68,220	26,387
Finance lease and license obligations	Various	Various	2028	21,454	27,547
Total debt				12,542,387	12,945,359
Less: current portion of long-term debt				(876,890)	(124,885)
Total long-term debt				$11,665,497	$12,820,474
(1)	Includes a conversion option of $623.2 million and related debt discount of $399.4 million as of December 31, 2020.
(2)	Includes a conversion option of $101.4 million and related debt discount of $41.0 million as of December 31, 2021. Includes a conversion option of $921.0 million and related debt discount of $309.8 million as of December 31, 2020.
(3)	Includes a conversion option of $198.5 million and related debt discount of $119.5 million as of December 31, 2021. Includes a conversion option of $311.9 million and related debt discount of $142.4 million as of December 31, 2020.
(4)	Includes a conversion option of $187.7 million and related debt discount of $230.4 million as of December 31, 2021.
(5)	Includes an original issue discount of $2.9 million and $5.9 million as of December 31, 2021 and 2020, respectively.
(6)	Currently U.S. dollar-denominated.

Credit Facilities

In January 2021, NCLC entered into an amendment agreement (the “First Amendment”), which amends the Amended and Restated Credit Agreement, dated as of May 8, 2020 (the “Fifth ARCA” and, as amended by the First Amendment, the “Senior Secured Credit Facility”). The First Amendment provides that, among other things, (a) amortization payments due between the First Amendment effective date and prior to June 30, 2022 (the “First Amendment Deferral Period”) on the Legacy Term Loan A and Term Loan A-1 held by lenders that have consented to such deferral (the “First Amendment Deferring Lenders”) are deferred and such deferred principal amount constitutes a separate tranche of loans (the “Deferred Term Loan A-1”) and (b) the tranche of loans held by certain lenders (the “Fifth ARCA Deferring Lenders”) on which amortization payments due within the first year after effectiveness of the Fifth ARCA were deferred (the “Deferred Term Loan A”) of First Amendment Deferring Lenders were converted into Deferred Term Loan A-1 loans. The class of loans constituting the Term Loan A Facility (other than the Deferred Term Loan A) held by the Fifth ARCA Deferring Lenders (the “Term Loan A-1”) and the class of loans constituting the portion of the Term Loan A Facility that is held by lenders other than the Fifth ARCA Deferring Lenders (the “Legacy Term Loan A”) that were held by the First Amendment Deferring Lenders (other than amounts converted into the Deferred Term Loan A-1) constitute a separate tranche of loans (the “Term Loan A-2”), with the same terms as the Legacy Term Loan A and Term Loan A-1 under the Fifth ARCA, except that amortization payments on the Term Loan A-2 shall be deferred during the First Amendment Deferral Period and thereafter such Term Loan A-2 will amortize in an aggregate principal amount equal to approximately 5.88% per annum and the interest rate for Term Loan A-2 shall be modified as described below. The Deferred Term Loan A-1 will accrue interest (x) in the case of Eurocurrency loans, at a per annum rate based on LIBOR plus a margin of 2.50% or (y) in the case of base rate loans, at a per annum rate based on the base rate plus a margin of 1.50%. After the end of the First Amendment Deferral Period, the Deferred Term Loan A-1 will amortize in an aggregate principal amount equal to 25% per annum of the Deferred Term Loan A-1 outstanding immediately after the consummation of the First Amendment, in quarterly installments, and in the case of such payment due on the maturity date, an amount equal to the then unpaid principal amount of the Deferred Term Loan A-1 outstanding. The Legacy Term Loan A, Term Loan A-1 and Deferred Term Loan A that were held by lenders other than the First Amendment Deferring Lenders constitute separate classes of loans and were unchanged. The First Amendment resulted in deferred amortization payments aggregating to approximately $70 million prior to June 30, 2022.

The First Amendment also provides that, (a) from the First Amendment effective date to and including December 31, 2022 (the “Covenant Relief Period”) the testing of the loan to value, debt to capitalization and EBITDA to debt service covenants under the Senior Secured Credit Facility will be suspended and the free liquidity test will be replaced by a covenant to maintain at least $200 million in free liquidity, certified on a monthly basis. During the Covenant Relief Period the interest rate for Term Loan A-2 and revolving loans held by Lenders that consented to the First Amendment will be LIBOR plus 2.00% (or base rate plus 1.00%) with decreases subject to a leverage-based pricing grid. The First Amendment also makes certain other changes to the Senior Secured Credit Facility, including tightening certain of the baskets applicable to our ability to make certain asset dispositions, investments and restricted payments.

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

In April 2021, an agreement was executed to defer certain newbuild related debt amortization to July 2022. The aggregate amount of debt amortization that was deferred was €31.2 million, or $35.5 million based on the euro/U.S. dollar exchange rate as of December 31, 2021. The interest rate on the newbuild related debt was increased to 4.5% per annum.

The amendments of the agreements described above resulted in aggregate modification expenses of $52.1 million for the year ended December 31, 2021, which is recognized in interest expense, net.

In May 2021, NCLC entered into a €28.8 million loan facility for newbuild related payments. The facility matures on July 1, 2022.

In July 2021, we amended nine credit facilities for our newbuild agreements and increased the combined commitments under such credit facilities by approximately $770 million to cover owner’s supply (generally consisting of provisions for the ship), modifications and financing premiums. Subsequently, in September 2021, excess commitments totaling approximately $230 million were cancelled under two of the credit facilities as a result of hedging euro below the rate used to determine the maximum commitments in U.S. dollars.

In November 2021, the Senior Secured Credit Facility was amended to provide that certain financial covenants shall be modified to provide that following the covenant relief period ending on December 31, 2022 free liquidity shall be required to be greater than or equal to $200,000,000 at any time among other modifications. This amendment also included changes to certain baskets providing the ability to make certain investments and incur debt.

In December 2021, all of NCLC’s export-credit backed facilities were amended to provide the expiration of certain provisions upon repayment in full of certain amortization payments were previously deferred and the modification of certain financial covenants to apply from January 1, 2023 until September 30, 2025, including the covenant to maintain at least $200 million in free liquidity, which was previously imposed until December 31, 2022. The amended facilities also included the relaxation of certain restrictions on our ability to incur and repay or prepay debt, create security and make dividends and other distributions.

Unsecured Notes

In December 2020, NCLC conducted a private offering of $850.0 million aggregate principal amount of 5.875% senior unsecured notes due March 15, 2026 (the “2026 Senior Unsecured Notes”). In March 2021, NCLC completed an add-on offering of $575.0 million aggregate principal amount of additional 2026 Senior Unsecured Notes. The 2026 Senior Unsecured Notes pay interest at 5.875% per annum, semiannually on March 15 and September 15 of each year, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCLC may redeem the 2026 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2025, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCLC may redeem the 2026 Senior Unsecured Notes, in whole or in part, on or after December 15, 2025, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to December 15, 2022, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2026 Senior Unsecured Notes with the net proceeds of certain NCLH equity offerings, subject to certain restrictions, at a redemption price equal to 105.875% of the principal amount of the 2026 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2026 Senior Unsecured Notes issued remains outstanding following such redemption. The proceeds from the March 2021 issuance were used to repay the $230.0 million Pride of America Credit Facility and the remaining $222.6 million of the Jewel Credit Facility.

In March 2021, NCL Finance, Ltd., an indirect, wholly-owned subsidiary of NCLH and NCLC, additionally conducted a private offering of $525.0 million aggregate principal amount of 6.125% senior unsecured notes due March 15, 2028 (the “2028 Senior Unsecured Notes”). The 2028 Senior Unsecured Notes pay interest at 6.125% per annum, semiannually on March 15 and September 15 of each year, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively. NCL Finance may redeem the 2028 Senior Unsecured Notes, in whole or part, at any time prior to December 15, 2027, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date and a “make-whole premium.” NCL Finance may redeem the 2028 Senior Unsecured Notes, in whole or in part, on or after December 15, 2027, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time prior to March 15, 2024, NCL Finance may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Unsecured Notes with the net proceeds of certain NCLH equity offerings, subject to certain restrictions, at a redemption price equal to 106.125% of the principal amount of the 2028 Senior Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Unsecured Notes issued remains outstanding following such redemption.

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

As of December 31, 2021, NCLC had outstanding $146.6 million aggregate principal amount of 6.00% exchangeable senior notes due May 15, 2024 (the “2024 Exchangeable Notes”). The 2024 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2024 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2024 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 72.7273 ordinary shares per $1,000 principal amount of 2024 Exchangeable Notes (equivalent to an initial exchange price of approximately $13.75 per ordinary share). The maximum exchange rate is 89.4454 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2024 Exchangeable Notes pay interest at 6.00% per annum, semiannually on May 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding May 1 and November 1, respectively. As further described below, in November 2021, we received additional financing through a debt financing and an NCLH equity offering, which was used, in part, to extinguish $715.9 in principal amount of 2024 Exchangeable Notes.

As of December 31, 2021, NCLC also had outstanding $450.0 million aggregate principal amount of 5.375% exchangeable senior notes due August 1, 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2025 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2025 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 53.3333 ordinary shares per $1,000 principal amount of 2025 Exchangeable Notes (equivalent to an initial exchange price of approximately $18.75 per ordinary share). The maximum exchange rate is 66.6666 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2025 Exchangeable Notes pay interest at 5.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

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

In March 2021, NCLH completed an equity offering that resulted in 52,577,947 ordinary shares being issued for gross proceeds of $1.6 billion. Approximately $1.0 billion of the cash proceeds from the offering were used to repurchase the Private Exchangeable Notes and extinguish the debt. The resulting loss on extinguishment was $0.2 billion for the year ended December 31, 2021, which is recognized in interest expense, net.

In November 2021, NCLC issued $1,150.0 million aggregate principal amount of 1.125% exchangeable senior notes due February 15, 2027 (the “2027 Exchangeable Notes”). The 2027 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 Exchangeable Notes at their option into redeemable preference shares of NCLC or cash, at the election of NCLC, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The initial exchange rate is 29.6850 ordinary shares per $1,000 principal amount of 2027 Exchangeable Notes (equivalent to an initial exchange price of approximately $33.69 per ordinary share). The maximum exchange rate is 42.3012 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027

Exchangeable Notes pay interest at 1.125% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

Additionally, in November 2021, NCLH completed an equity offering of 46,858,854 ordinary shares to certain holders of the 2024 Exchangeable Notes for gross proceeds of $1.1 billion. The proceeds from the offering of the 2027 Exchangeable Notes along with a portion of the proceeds from the NCLH equity offering were used to repurchase $715.9 million of the 2024 Exchangeable Notes for $1.4 billion. The resulting loss on extinguishment, which is recognized in interest expense, net, was $0.3 billion for the year ended December 31, 2021.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(44,772)	$101,829	$249,358	Level 2
2025 Exchangeable Notes	450,000	(128,603)	321,397	642,591	Level 2
2027 Exchangeable Notes	1,150,000	(259,380)	890,620	1,088,510	Level 2

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.4 years, 3.6 years and 5.1 years for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and 2027 Exchangeable Notes, respectively.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2020 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$862,500	$(338,571)	$523,929	$1,812,975	Level 2
2025 Exchangeable Notes	450,000	(153,299)	296,701	772,412	Level 2
Private Exchangeable Notes	414,311	(399,366)	14,945	1,098,082	Level 2

In addition, we recognize debt conversion options within exchangeable notes. Refer to Note 10— “Fair Value Measurements and Derivatives.”

The following provides a summary of the interest expense recognized related to the exchangeable notes (in thousands):

Year Ended
December 31, 2021
Coupon interest	77,591
Amortization of debt discount, including deferred financing fees	98,054
Total	$175,645

Prior to the adoption of ASU 2020-06, interest expense, including amortization of debt discounts and coupon interest, recognized related to the convertible debt instruments was $130.9 million for the year ended December 31, 2020.

The effective interest rate is 22.78%, 15.89%, and 6.27% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and 2027 Exchangeable Notes, respectively.

Secured Notes

The Company used a portion of the proceeds from the November 2021 NCLH equity offering to redeem $236.25 million aggregate principal amount of 2024 Senior Secured Notes and $262.50 million aggregate principal amount of 2026 Senior Secured Notes, including any accrued but unpaid interest thereon and related premiums, fees and expenses. The resulting loss on extinguishment, which is recognized in interest expense, net, was $0.1 billion for the year ended December 31, 2021.

2022 Transactions

In February 2022, NCLC conducted a private offering (the “Notes Offering”) of $1,000 million in aggregate principal amount of 5.875% senior secured notes due 2027 (the “2027 Secured Notes”) and $600 million in aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Unsecured Notes”).

The 2027 Secured Notes are jointly and severally guaranteed on a senior secured basis by Pride of Hawaii, LLC, Norwegian Epic, Ltd. and Sirena Acquisition. The 2027 Secured Notes and the related guarantees are secured by a first-priority interest in, among other things and subject to certain agreed security principles, three of our vessels, namely the Norwegian Jade vessel, the Norwegian Epic vessel and the Sirena vessel.

NCLC may redeem the 2027 Secured Notes at its option, in whole or in part, at any time and from time to time prior to February 15, 2024, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2027 Secured Notes at its option, in whole or in part, at any time and from time to time on or after February 15, 2024, at the redemption prices set forth in the indenture governing the 2027 Secured Notes, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 15, 2024, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2027 Secured Notes with the net proceeds of certain NCLH equity offerings, subject to certain restrictions, at a redemption price equal to 105.875% of the principal amount of the 2027 Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2027 Secured Notes issued remains outstanding following such redemption.

NCLC may redeem the 2029 Unsecured Notes at its option, in whole or in part, at any time and from time to time prior to November 15, 2028, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2029 Unsecured Notes at its option, in whole or in part, at any time and from time to time on or after November 15, 2028, at a redemption price equal to 100% of the principal amount of 2029 Unsecured Notes redeemed, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 15, 2025, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes with the net proceeds of certain NCLH equity offerings, subject to certain restrictions, at a redemption price equal to 107.750% of the principal amount of the 2029 Unsecured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2029 Unsecured Notes issued remains outstanding following such redemption.

The indentures governing the 2027 Secured Notes and the 2029 Unsecured Notes include requirements that, among other things and subject to a number of qualifications and exceptions, restrict our ability and the ability of our restricted subsidiaries, as applicable, to (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, equity interests and make other restricted payments; (iii) make investments; (iv) consummate certain asset sales; (v) engage in certain transactions with affiliates; (vi) grant or assume certain liens; and (vii) consolidate, merge or transfer all or substantially all of our assets.

In February 2022, NCLC also conducted a private offering (the “Exchangeable Notes Offering”) of $473.2 million in aggregate principal amount of 2.50% exchangeable senior notes due 2027 (the “New 2027 Exchangeable Notes”). The New 2027 Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their New 2027 Exchangeable Notes at their option into redeemable preference shares of NCLC. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged New 2027 Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 28.9765 ordinary shares per $1,000 principal amount of New 2027 Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The New 2027 Exchangeable Notes pay interest at 2.50% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

NCLC has used, or will use, the net proceeds from the Notes Offering and the Exchangeable Notes Offering to redeem (the “Redemption”) all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make principal payments on debt maturing in the short-term, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Simultaneously with the Redemption, and pursuant to certain provisions contained in the indentures governing the 2026 Senior Unsecured Notes and the 2028 Senior Unsecured Notes, each of the guarantors party to such indentures were released from their obligations thereunder.

Interest Expense

Interest expense, net for the year ended December 31, 2021 was $1.4 billion which included $52.0 million of amortization of deferred financing fees and an approximately $0.7 billion loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2020 was $520.1 million which included $42.2 million of amortization of deferred financing fees and a $27.8 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2019 was $272.9 million which included $27.5 million of amortization of deferred financing fees and a $16.7 million loss on extinguishment and modification of debt.

Debt Repayments

The following are scheduled principal repayments on long-term debt, including finance lease obligations, as of December 31, 2021 for each of the next five years (in thousands):

Year	Amount
2022	$876,890
2023	937,406
2024	4,125,223
2025	1,071,019
2026	2,461,973
Thereafter	3,159,466
Total	$12,631,977

We had an accrued interest liability of $112.9 million and $101.9 million as of December 31, 2021 and 2020, respectively.

Debt Covenants

As of December 31, 2021, we were in compliance with all of our debt covenants. During the year ended December 31, 2021, we have received certain financial and other debt covenant waivers, added new free liquidity requirements and modified other financial covenants. If we do not continue to remain in compliance with our covenants, including following the expiration of any current waivers, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

9.          Related Party Disclosures

NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, were all parties to an indenture, dated May 28, 2020 (the “Indenture”) related to the Private Exchangeable Notes, which were held by the Private Investor. The terms of the Private Exchangeable Notes are more fully described under Note 8 — “Long-Term Debt”. Based on the initial exchange rate for the Private Exchangeable Notes, the Private Investor beneficially owned approximately 10% of NCLH’s outstanding ordinary shares as of December 31, 2020. The initial exchange rate for the Private Exchangeable Notes could have been adjusted in the event of certain make-whole fundamental changes or tax redemption events (each, as described in the Indenture), but the maximum number of NCLH ordinary shares issuable upon an exchange in the event of such an adjustment would not have exceeded 46,577,947. The Private Exchangeable Notes also contained certain anti-dilution provisions that could have subjected the exchange rate to additional adjustment if certain events had occurred.

NCLH, NCLC and the Private Investor also entered into an investor rights agreement, dated May 28, 2020 (the “Investor Rights Agreement”), which provided that, among other things, the Private Investor was entitled to nominate one person for appointment to the board of directors of NCLH until the first date on which the Private Investor no longer beneficially owned in the aggregate at least 50% of the number of NCLH’s ordinary shares issuable upon exchange of the Private Exchangeable Notes beneficially owned by the Private Investor in the aggregate as of May 28, 2020 (subject to certain adjustments).

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

As of December 31, 2021, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 408 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of December 31, 2020, we had approximately 199 thousand metric tons of fuel swaps which were not designated as cash flow hedges maturing through December 31, 2023. This included previously dedesignated fuel swaps and additional fuel swaps that were not designated as cash flow hedges.

As of December 31, 2021, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency forward contracts was €2.2 billion, or $2.5 billion based on the euro/U.S. dollar exchange rate as of December 31, 2021.

As of December 31, 2021, we had an interest rate swap, which is used to hedge our exposure to interest rate movements and manage our interest expense. The notional amount of our outstanding debt associated with the interest rate swap was $0.2 billion as of December 31, 2021.

As of December 31, 2020, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of December 31, 2020 were 10.7 million, 24.0 million and 34.1 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes and 2027 Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2021	2020	2021	2020
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$29,349	$—	$—	$—
	Other long-term assets	19,554	—	—	—
	Accrued expenses and other liabilities	—	—	—	35,973
	Other long-term liabilities	—	—	—	28,947
Foreign currency contracts
	Prepaid expenses and other assets	4,898	5,779	—	—
	Other long-term assets	—	43,250	—	—
	Accrued expenses and other liabilities	—	—	98,592	14,778
	Other long-term liabilities	—	6,821	73,496	44,938
Interest rate contracts
	Accrued expenses and other liabilities	—	—	469	6,776
	Other long-term liabilities	—	—	—	452
Total derivatives designated as hedging instruments		$53,801	$55,850	$172,557	$131,864

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts	Prepaid expenses and other assets	$10,836	$—	$—	$—
	Other long-term assets	3,476	—	—	—
	Accrued expenses and other liabilities	—	546	—	6,732
	Other long-term liabilities	—	—	—	3,534

Debt conversion options	Exchangeable notes	—	—	487,671	1,856,145
Total derivatives not designated as hedging instruments		$14,312	$546	$487,671	$1,866,411
Total derivatives		$68,113	$56,396	$660,228	$1,998,275

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$68,113	$—	$68,113	$(68,113)	$—
Liabilities	660,228	—	660,228	(660,228)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2020	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$49,029	$—	$49,029	$(49,029)	$—
Liabilities	1,998,275	(7,367)	1,990,908	(1,913,496)	77,412

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2021	2020	2019		2021	2020	2019
Fuel contracts	$74,434	$(157,669)	$46,154	Fuel	$(41,080)	$(45,488)	$14,093
Fuel contracts	—	—	—	Other income (expense), net	(12,002)	(49,653)	—
Foreign currency contracts	(185,067)	116,496	(163,197)	Depreciation and amortization	(5,067)	(4,929)	(3,062)
Interest rate contracts	254	(10,469)	(5,972)	Interest expense, net	(6,868)	(6,600)	(2,133)
Total gain (loss) recognized in other comprehensive income	$(110,379)	$(51,642)	$(123,015)		$(65,017)	$(106,670)	$8,898

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2021
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$301,852	$700,845	$1,396,109	$344,616

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(41,080)	—	—	—
Foreign currency contracts	—	(5,067)	—	—
Interest rate contracts	—	—	(6,868)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(12,002)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2020
		Depreciation
		and	Interest	Other Income
	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$264,712	$717,840	$520,063	$(984,501)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(45,488)	—	—	—
Foreign currency contracts	—	(4,929)	—	—
Interest rate contracts	—	—	(6,600)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	(49,653)

Amount of gain recognized in income as a result of failing effectiveness tests
Fuel contracts	—	—	—	5,507

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2019
		Depreciation
		and	Interest
	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$409,602	$646,188	$272,867

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	14,093	—	—
Foreign currency contracts	—	(3,062)	—
Interest rate contracts	—	—	(2,133)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2021	2020	2019
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$65,507	$20,932	$—
Debt conversion options	Other income (expense), net	220,663	(938,614)	—

Long-Term Debt

As of December 31, 2021 and 2020, the fair value of our long-term debt, including the current portion, was $12.5 billion and $14.2 billion, respectively, which was $0.2 billion lower and $1.0 billion higher, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally tradenames, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of December 31, 2021, our annual review supports the carrying value of these assets.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

11.          Employee Benefits and Share-Based Compensation

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan, with no more than 5,000,000 shares being granted to one individual in any calendar year. In May 2016, the plan was amended and restated (“Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased by an additional 12,430,000 shares to a new maximum aggregate limit of 27,465,106 shares. Additionally, the expiration date of the Restated 2013 Plan was extended to March 30, 2026. In May 2021, the Restated 2013 Plan was further amended and restated to increase the number of NCLH ordinary shares that may be delivered by 4,910,000 shares to 32,375,106 shares. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three or four years with a contractual life of 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

NCLH Share Option Awards

There were no share option awards granted for the years ended December 31, 2021, 2020 and 2019. The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2021	4,525,207	114,583	208,333	$51.96	$59.43	$59.43	4.42	$—
Forfeited and cancelled	(136,862)	—	—	53.36	—	—
Outstanding as of December 31, 2021	4,388,345	114,583	208,333	$51.92	$59.43	$59.43	3.42	$—
Vested and expected to vest as of December 31, 2021	4,388,345	114,583	—	$51.92	$59.43	$—	3.41	$—
Exercisable as of December 31, 2021	4,388,345	114,583	—	$51.92	$59.43	$—	3.41	$—

The total intrinsic value of share options exercised during 2021, 2020 and 2019 was $0, $0.6 million and $13.3 million, respectively, and total cash received by the Company from exercises was $0, $2.2 million and $28.3 million, respectively. As of December 31, 2021, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

In June 2021, NCLH granted 3.1 million time-based RSU awards to our employees, which primarily vest in substantially equal installments each March 1 over three years. Also, in June 2021, NCLH granted 0.7 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2023 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2024.

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

The following table sets forth a summary of RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2021	6,663,925	$30.54	1,565,184		$39.42	50,000	$59.43
Granted	3,137,453	30.89	736,898	(1)	40.89	—	—
Vested	(1,746,838)	47.01	(460,969)		56.73	—	—
Forfeited or expired	(282,917)	29.17	—		—	—	—
Non-vested as of December 31, 2021	7,771,623	$27.02	1,841,113		$35.68	50,000	$59.43
Non-vested and expected to vest as of December 31, 2021	7,771,623	$27.02	1,549,070		$35.69	—	$—
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2021, there were total unrecognized compensation costs related to non-vested time-based, non-vested performance-based and market-based RSUs of $109.7 million, $21.7 million and $0, respectively. The costs are expected to be recognized over a weighted-average period of 1.7 years, 1.9 years and 0 years, respectively, for the time-based, performance-based and market-based RSUs. Taxes paid pursuant to net share settlements in 2021, 2020 and 2019 were $16.7 million, $15.4 million and $20.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In April 2014, NCLH’s shareholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase NCLH’s ordinary shares at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. A maximum of 2,000,000 of NCLH’s ordinary shares may be purchased under the ESPP. To be eligible to participate in an offering period, on the grant date of that period, an individual must be customarily employed by the Company or a participating subsidiary for more than twenty hours per week and for more than five months per calendar year. Participation in the ESPP is also subject to certain limitations. The ESPP is considered to be compensatory based on: a) the 15% purchase price discount and b) the look-back purchase price feature. Since the plan is compensatory, compensation expense must be recorded in the consolidated statements of operations on a straight-line basis over the six-month withholding period. As of December 31, 2021 and 2020, we had a liability for payroll withholdings received of $2.7 million and $1.4 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2021	2020	2019

Payroll and related (1)	$22,622	$21,190	$17,597
Marketing, general and administrative (2)	101,455	90,107	77,458
Total share-based compensation expense	$124,077	$111,297	$95,055
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

Employee Benefit Plans

We offer annual incentive bonuses pursuant to our Restated 2013 Plan for our executive officers and other key employees. Bonuses under the plan become earned and payable based on NCLH’s performance during the applicable performance period and generally require the individual’s continued employment. Company performance criteria include the attainment of certain financial targets and other strategic objectives.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In 2019 and 2021, we made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. Due to the COVID-19 pandemic, in 2020, we paused our matching contributions under the 401(k) Plan for a portion of the year. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”). We recorded total expenses related to the above 401(k) Plan of $8.7 million, $2.8 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $0.9 million was included in accrued expenses and other liabilities as of December 31, 2021 and 2020, and $33.8 million and $30.7 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2021	2020	2019
Pension expense:
Service cost	$2,902	$2,665	$2,135
Interest cost	717	895	1,001
Amortization of prior service cost	378	378	378
Amortization of actuarial loss	15	29	—
Total pension expense	$4,012	$3,967	$3,514
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$31,619	$28,695	$24,318
Service cost	2,902	2,665	2,135
Interest cost	717	895	1,001
Actuarial (gain) loss	—	62	2,308
Direct benefit payments	(550)	(698)	(1,067)
Projected benefit obligation at end of year	$34,688	$31,619	$28,695
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$34,688	$31,619	$28,695

	For the Year Ended December 31,
	2021	2020	2019
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(3,025)	$(3,403)	$(3,781)
Accumulated actuarial loss	(3,431)	(3,446)	(3,413)
Accumulated other comprehensive income (loss)	$(6,456)	$(6,849)	$(7,194)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2021, 2020 and 2019 were 2.3%, 3.2% and 4.2%, respectively, and the actuarial loss is amortized over 18 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2022	$1,098
2023	1,221
2024	1,311
2025	1,382
2026	1,536
Next five years	12,202

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

For the taxable years ended 2021, 2020 and 2019, NCLC was treated as a disregarded entity for U.S. federal income tax purposes and will be going forward. Two of NCLC’s subsidiaries file a U.S. federal income tax return.

The components of net income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Bermuda	$—	$—	$—
Foreign - Other	(3,602,414)	(4,986,613)	914,001
Net income (loss) before income taxes	$(3,602,414)	$(4,986,613)	$914,001

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Bermuda	$—	$—	$—
United States	(6)	(326)	837
Foreign - Other	(3,264)	(5,502)	(6,294)
Total current:	(3,270)	(5,828)	(5,457)
Deferred:
Bermuda	—	—	—
United States	—	(15,613)	32,315
Foreign - Other	(51)	(129)	347
Total deferred:	(51)	(15,742)	32,662
Income tax benefit (expense)	$(3,321)	$(21,570)	$27,205

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at Bermuda statutory rate	$—	$—	$—
Foreign income taxes at different rates	32,958	17,051	(9,819)
Tax contingencies	(6)	(626)	(206)
Return to provision adjustments	1,476	9	1,538
Benefit (expense) from change in tax rate	—	—	(7)
Valuation allowance	(37,749)	(38,004)	35,699
Income tax benefit (expense)	$(3,321)	$(21,570)	$27,205

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Loss carryforwards	$109,489	$77,093
Other	9,390	4,561
Valuation allowance	(83,019)	(42,876)
Total net deferred assets	35,860	38,778
Deferred tax liabilities:
Property and equipment	(36,206)	(36,463)
Total deferred tax liabilities	(36,206)	(36,463)
Net deferred tax asset (liability)	$(346)	$2,315

We have U.S. net operating loss carryforwards of $507.4 million and $352.9 million for the years ended December 31, 2021 and 2020, respectively, which begin to expire in 2030, a portion of which relate to Prestige discussed further below. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the cruise industry and broader economy. Based on the weight of available evidence, we have recorded a valuation allowance in the fourth quarter of 2021 and 2020 of $37.7 million and $39.6 million, respectively, with respect to the U.S. net deferred tax assets in one of our U.S. and several of our foreign subsidiaries.

Included above are deferred tax assets associated with our operations in Norway for which we have provided a full valuation allowance. We have Norway net operating loss carryforwards of $13.2 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively, which can be carried forward indefinitely.

Included above are deferred tax assets associated with Prestige. We have U.S. net operating loss carryforwards of $155.0 million for the years ended December 31, 2021 and 2020, which begin to expire in 2030. Utilization of the Prestige net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of Prestige’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of Prestige, for which we had previously provided a full valuation allowance. During the first quarter of 2019, we completed a Section 382 study that determined the amount of the Prestige net operating loss carryforwards that could be utilized against future taxable income resulting in a tax benefit of $35.7 million in connection with the reversal of substantially all of the Prestige valuation allowance. In the fourth quarter of 2020, the valuation allowance recognized includes $30.0 million on the Prestige U.S. net operating loss carryforwards.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2018, except for years in which NOLs generated prior to 2018 are utilized.

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

13.         Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have six Prima Class Ships on order, each ranging from approximately 140,000 to 156,300 Gross Tons with approximately 3,215 to 3,550 Berths, with expected delivery dates from 2022 through 2027. For the Regent brand, we have one Explorer Class Ship on order to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19 could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery was approximately €7.7 billion, or $8.8 billion based on the euro/U.S. dollar exchange rate as of December 31, 2021. We have obtained export-credit backed financing for the ships on order which is expected to fund approximately 80% of each contract price, subject to certain conditions. We do not anticipate any contractual breaches or cancellation to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2021, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
2022	$1,483,391
2023	2,278,139
2024	1,105,038
2025	1,605,329
2026	1,008,318
Thereafter	881,541
Total minimum annual payments	$8,361,756

Port Facility Commitments

As of December 31, 2021, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2022	$27,042
2023	33,127
2024	33,661
2025	26,884
2026	22,724
Thereafter	370,499
Total port facility future commitments	$513,937

Our port facilities agreements generally include force majeure provisions that may alleviate an unspecified amount of obligations under certain circumstances.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2021, we have in place approximately £48.1 million of security guarantees for our brands as well as a consumer protection policy covering up to £51.1 million. The Company has provided approximately $28.9 million in cash to secure all the financial security guarantees required.

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

Investigations

In March 2020, the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, the outcomes of which cannot be predicted at this time.

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. Discovery in the Havana Docks Matter has now concluded and appropriate motions for summary judgment have been filed. On January 12, 2022, the Court held an all-day hearing on the motions for summary judgment. To date, no ruling has been issued. The Court has further moved the trial date for the Havana Docks Matter to its May 2022 docket. On September 1, 2020, the Court entered an order staying all case deadlines and administratively closed the Garcia-Bengochea Matter pending the outcome of the appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of December 31, 2021, we are unable to reasonably estimate any potential contingent loss from these matters due to a lack of legal precedent.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $1.3 billion in advance ticket sales as of December 31, 2021 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of December 31, 2021, we had cash reserves of approximately $1.2 billion with credit card processors recognized in accounts receivable, net or other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may reduce our liquidity.

14.         Other Income (Expense), Net

Other income (expense), net was income of $344.6 million, expense of $984.5 million, and income of $6.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, the income was primarily due to gains from conversion options. In 2020, the expense was primarily due to losses from conversion options. In 2019, the income was primarily due to gains from insurance proceeds and a litigation settlement partially offset by losses on foreign currency exchange.

15.         Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $48.6 million, $59.0 million and $153.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.         Supplemental Cash Flow Information

For the year ended December 31, 2021, we had non-cash investing activities related to property and equipment of $109.3 million. For the year ended December 31, 2021, we paid income taxes of $2.7 million and interest and related fees, net of capitalized interest, of $2.1 billion including the early redemption premiums.

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

For the year ended December 31, 2019, we had non-cash investing activities in connection with property and equipment of $8.2 million. For the year ended December 31, 2019, we paid income taxes of $8.7 million and interest and related fees, net of capitalized interest, of $291.2 million.

17. Quarterly Financial Data and Revision to Previously Reported Quarterly Financial Statements (Unaudited) (in thousands)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenue	$3,100	$1,246,882	$4,368	$16,929	$153,081	$6,518	$487,437	$9,579
Operating loss	(571,137)	(1,823,279)	(604,522)	(594,537)	(688,437)	(517,478)	(686,825)	(546,755)
Net loss	(1,322,462)	(1,882,266)	(867,524)	(951,065)	(646,813)	(758,152)	(768,936)	(1,416,700)

The seasonality of the North American cruise industry generally results in the greatest demand for cruises during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages are being phased in gradually.

The Company has identified certain errors in its Consolidated Balance Sheets as of March 31, 2021, June 30, 2021 and September 30, 2021 and Consolidated Statements of Cash Flows for the respective periods then ended. Based on their nature, certain amounts shown as cash and cash equivalents should have been classified as short-term investments. We have determined that these errors were not material to the previously issued interim financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The impact of these changes to our previously reported Consolidated Balance Sheets and Consolidated Statements of Cash Flows as of and for the three, six and nine month periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, is as follows (in thousands):

	As of March 31, 2021
	Previously		As
	Reported	Adjustments	Revised
Current assets
Cash and cash equivalents	$3,507,072	$(205,000)	$3,302,072
Short-term investments	—	205,000	205,000

	Three months ended March 31, 2021
	Previously		As
	Reported	Adjustments	Revised
Cash flows from investing activities
Purchases of short-term investments	$—	$(205,000)	$(205,000)
Net cash used in investing activities	(138,266)	(205,000)	(343,266)

Net increase (decrease) in cash and cash equivalents	207,732	(205,000)	2,732
Cash and cash equivalents at end of period	3,507,072	(205,000)	3,302,072

	As of June 30, 2021
	Previously		As
	Reported	Adjustments	Revised
Current assets
Cash and cash equivalents	$2,749,233	$(385,000)	$2,364,233
Short-term investments	—	385,000	385,000

	Six months ended June 30, 2021
	Previously		As
	Reported	Adjustments	Revised
Cash flows from investing activities
Purchases of short-term investments	$—	$(385,000)	$(385,000)
Net cash used in investing activities	(315,215)	(385,000)	(700,215)

Net increase (decrease) in cash and cash equivalents	(550,107)	(385,000)	(935,107)
Cash and cash equivalents at end of period	2,749,233	(385,000)	2,364,233

	As of September 30, 2021
	Previously		As
	Reported	Adjustments	Revised
Current assets
Cash and cash equivalents	$1,933,908	$(565,000)	$1,368,908
Short-term investments	—	565,000	565,000

	Nine months ended September 30, 2021
	Previously		As
	Reported	Adjustments	Revised
Cash flows from investing activities
Purchases of short-term investments	$—	$(770,000)	$(770,000)
Proceeds from maturities of short-term investments	—	205,000	205,000
Net cash used in investing activities	(542,971)	(565,000)	(1,107,971)

Net increase (decrease) in cash and cash equivalents	(1,365,432)	(565,000)	(1,930,432)
Cash and cash equivalents at end of period	1,933,908	(565,000)	1,368,908

We will revise the historical Consolidated Statement of Cash Flows for the March 31, 2021, June 30, 2021 and September 30, 2021 periods presented in previously issued financial statements in the Company’s future Form 10-Q filings to reflect the impact of the revisions.

18.         Subsequent Events

In February 2022, NCLC authorized the share capital of the Company to be increased from $5,000,048,000 to $6,000,048,000 by the creation of 1,000,000 preference shares of par value $1,000 each, such shares to be designated as "Series A-5 Preference Shares" and have the rights and obligations set out in the certificate of designation. The Series A-5 Preference Shares will be issued on exchange of the New 2027 Exchangeable Notes.