Form 10-Q
period 2022-06-30
NCL CORP Ltd.
filed 2022-08-09
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Passenger ticket	$793,892	$1,584	$1,136,347	$1,750
Onboard and other	393,289	2,784	572,774	5,718
Total revenue	1,187,181	4,368	1,709,121	7,468
Cruise operating expense
Commissions, transportation and other	256,190	6,564	344,148	15,597
Onboard and other	96,155	1,276	128,705	2,535
Payroll and related	262,580	86,647	503,307	168,785
Fuel	181,189	54,090	316,698	96,693
Food	61,157	4,334	100,673	10,642
Other	216,045	96,816	415,198	156,330
Total cruise operating expense	1,073,316	249,727	1,808,729	450,582
Other operating expense
Marketing, general and administrative	328,074	184,901	624,208	387,967
Depreciation and amortization	181,587	174,262	360,663	344,578
Total other operating expense	509,661	359,163	984,871	732,545
Operating loss	(395,796)	(604,522)	(1,084,479)	(1,175,659)
Non-operating income (expense)
Interest expense, net	(167,805)	(179,448)	(516,129)	(639,780)
Other income (expense), net	519,749	(82,627)	490,871	(371,892)
Total non-operating income (expense)	351,944	(262,075)	(25,258)	(1,011,672)
Net loss before income taxes	(43,852)	(866,597)	(1,109,737)	(2,187,331)
Income tax benefit (expense)	547	(927)	(3,846)	(2,655)
Net loss	$(43,305)	$(867,524)	$(1,113,583)	$(2,189,986)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(43,305)	$(867,524)	$(1,113,583)	$(2,189,986)
Other comprehensive income (loss):
Shipboard Retirement Plan	94	99	2,570	197
Cash flow hedges:
Net unrealized gain (loss)	(90,503)	44,674	(51,199)	(28,363)
Amount realized and reclassified into earnings	(36,075)	13,542	(43,577)	35,380
Total other comprehensive income (loss)	(126,484)	58,315	(92,206)	7,214
Total comprehensive loss	$(169,789)	$(809,209)	$(1,205,789)	$(2,182,772)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,897,269	$1,500,357
Short-term investments	—	240,000
Accounts receivable, net	598,256	1,167,473
Inventories	154,397	118,205
Prepaid expenses and other assets	470,984	264,691
Total current assets	3,120,906	3,290,726
Property and equipment, net	13,641,345	13,528,806
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,741,449	1,300,804
Total assets	$19,102,359	$18,718,995
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,005,198	$876,890
Accounts payable	100,336	233,172
Accrued expenses and other liabilities	1,596,374	1,058,401
Due to NCLH	39,512	37,995
Advance ticket sales	2,331,203	1,561,336
Total current liabilities	5,072,623	3,767,794
Long-term debt	10,067,535	9,863,980
Exchangeable notes	1,889,931	1,801,517
Other long-term liabilities	938,561	997,055
Total liabilities	17,968,650	16,430,346
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2022 and December 31, 2021)	37	37
Additional paid-in capital	8,540,619	8,489,770
Accumulated other comprehensive income (loss)	(379,005)	(286,799)
Accumulated deficit	(7,027,942)	(5,914,359)
Total shareholders’ equity	1,133,709	2,288,649
Total liabilities and shareholders’ equity	$19,102,359	$18,718,995

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,113,583)	$(2,189,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	435,387	415,000
(Gain) loss on derivatives	(421,713)	402,102
Loss on extinguishment of debt	188,433	237,065
Provision for bad debts and inventory obsolescence	2,500	7,211
Gain on involuntary conversion of assets	(1,880)	(1,817)
Share-based compensation expense	62,840	49,052
Net foreign currency adjustments	(12,063)	(3,767)
Changes in operating assets and liabilities:
Accounts receivable, net	566,265	(408,120)
Inventories	(36,748)	(9,956)
Prepaid expenses and other assets	(542,410)	(242,630)
Accounts payable	(127,188)	26,205
Accrued expenses and other liabilities	137,507	45,783
Advance ticket sales	755,189	191,609
Net cash used in operating activities	(107,464)	(1,482,249)
Cash flows from investing activities
Additions to property and equipment, net	(326,303)	(309,481)
Purchases of short-term investments	—	(385,000)
Proceeds from maturities of short-term investments	240,000	—
Cash paid on settlement of derivatives	—	(8,559)
Other	5,237	2,825
Net cash used in investing activities	(81,066)	(700,215)
Cash flows from financing activities
Repayments of long-term debt	(1,268,888)	(879,679)
Proceeds from long-term debt	2,073,175	1,223,110
Due to NCLH, net	1,517	1,323
Contribution from NCLH	—	1,558,957
Net share settlement of restricted share units	(11,991)	(16,658)
Early redemption premium	(172,012)	(611,164)
Deferred financing fees and other	(36,359)	(28,532)
Net cash provided by financing activities	585,442	1,247,357
Net increase (decrease) in cash and cash equivalents	396,912	(935,107)
Cash and cash equivalents at beginning of period	1,500,357	3,299,340
Cash and cash equivalents at end of period	$1,897,269	$2,364,233

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2022	$37	$8,510,601	$(252,521)	$(6,984,637)	$1,273,480
Share-based compensation	—	30,048	—	—	30,048
Net share settlement of restricted share units	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	(126,484)	—	(126,484)
Net loss	—	—	—	(43,305)	(43,305)
Balance, June 30, 2022	$37	$8,540,619	$(379,005)	$(7,027,942)	$1,133,709

	Six Months Ended June 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	$37	$8,489,770	$(286,799)	$(5,914,359)	$2,288,649
Share-based compensation	—	62,840	—	—	62,840
Net share settlement of restricted share units	—	(11,991)	—	—	(11,991)
Other comprehensive loss, net	—	—	(92,206)	—	(92,206)
Net loss	—	—	—	(1,113,583)	(1,113,583)
Balance, June 30, 2022	$37	$8,540,619	$(379,005)	$(7,027,942)	$1,133,709

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Continued

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2021
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

NCL Corporation Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

Unless otherwise indicated or the context otherwise requires, references in this report to (i) the “Company,” “we,” “our” and “us” refer to NCLC (as defined below) and its subsidiaries, (ii) “NCLC” refers to NCL Corporation Ltd., (iii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iv) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (v) “Oceania Cruises” refers to the Oceania Cruises brand and (vi) “Regent” refers to the Regent Seven Seas Cruises brand.

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2022, we had 28 ships with approximately 59,150 Berths and had orders for nine additional ships to be delivered through 2027. Due to COVID-19, we temporarily suspended all global cruise voyages from March 2020 until July 2021, when we resumed cruise voyages on a limited basis. We refer you to Note 2 – “Summary of Significant Accounting Policies” for further information.

Norwegian Prima was delivered in July 2022. We refer you to Note 14 – “Subsequent Event” for additional information. We have five additional Prima Class Ships on order with expected delivery dates from 2023 through 2027. We have one Explorer Class Ship on order for delivery in 2023. We have two Allura Class Ships on order for delivery in 2023 and 2025. These additions to our fleet will increase our total Berths to approximately 83,000.

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with our ships initially operating at reduced occupancy levels. In early May 2022, the Company completed the phased relaunch of its entire fleet with all ships now in operation with guests on board.

Significant events affecting travel typically have an impact on demand for cruise vacations, with the full extent of the impact determined by the length of time the event influences travel decisions. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences of COVID-19 or the emergence of other public health crises, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, and our ability to staff our ships. In addition, as a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and may also impact travel or consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected gradual return to historical occupancy levels;
●	Expected increase in revenue per passenger cruise day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Forecasted cash collections in accordance with the terms of our credit card processing agreements (see Note 10 - “Commitments and Contingencies”);
●	Expected continued expenses to maintain and comply with evolving health and safety protocols; and
●	Expected continued higher fuel prices and the impact of inflation.

We cannot make assurances that our assumptions used to estimate our liquidity requirements will not change due to the dynamic nature of the current economic landscape. Accordingly, the full effect of the COVID-19 pandemic and other global events impacting macroeconomic conditions and travel and consumer discretionary spending, including Russia’s invasion of Ukraine, on our financial performance and financial condition cannot be quantified at this time. We have made reasonable estimates and judgments of the impact of these events within our financial statements and there may be material changes to those estimates in future periods. We have taken actions to improve our liquidity, including completing various capital market transactions and making capital expenditure and operating expense reductions, and we expect to continue to pursue further opportunities to improve our liquidity.

Based on these actions and assumptions as discussed above, and considering our cash and cash equivalents of $1.9 billion as of June 30, 2022 and the net impact of our $1 billion undrawn commitment less related fees (see Note 7 – “Long-Term Debt”), we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months.

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

Revisions to Previously Reported Quarterly Financial Statements

During the fourth quarter of 2021, the Company identified an error in its consolidated balance sheet as of June 30, 2021 and consolidated statement of cash flows for the six months ended June 30, 2021. Based on their nature, certain amounts shown as cash and cash equivalents should have been classified as short-term investments. We have determined that these errors were not material to the previously issued interim financial statements for the period ended June 30, 2021.

As a result of the error, the amounts previously reported as cash and cash equivalents have been reclassified to cash flows from investing activities in the consolidated statement of cash flows for the six months ended June 30, 2021 as follows (in thousands):

	Six months ended June 30, 2021
	Previously		As
	Reported	Adjustments	Reported
Cash flows from investing activities
Purchases of short-term investments	$—	$(385,000)	$(385,000)
Net cash used in investing activities	(315,215)	(385,000)	(700,215)

Net increase (decrease) in cash and cash equivalents	(550,107)	(385,000)	(935,107)
Cash and cash equivalents at end of period	2,749,233	(385,000)	2,364,233

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized gains of $36.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and gains of $44.7 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $455.4 million and $1.1 billion due from credit card processors as of June 30, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of June 30, 2022, we have not adopted any expedients and exceptions under ASU 2020-04. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
North America	$673,503	$1,160,938
Europe	499,917	524,714
Asia-Pacific	13,362	21,654
South America	399	1,815
Total revenue	$1,187,181	$1,709,121

Amounts for the comparative three and six months ended June 30, 2021 are excluded as the information is not meaningful. North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia.

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2022, our receivables from customers were $62.5 million.

Our cancellation policies permit certain guests to cancel cruises booked within certain windows for specified time periods up to 15 days prior to departure or in the event of a positive COVID-19 test, and the guests will receive future cruise credits. Certain cruises booked for certain periods will be permitted a 60-day or 75-day cancellation window for refunds. Future cruise credits that have been issued are generally valid for any sailing through December 31, 2022, and we may extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of June 30, 2022 and December 31, 2021, our contract liabilities were $1.4 billion and $161.8 million, respectively. Of the amounts included within contract liabilities as of June 30, 2022, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the vast majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the six months ended June 30, 2022, $120.2 million of revenue recognized was included in the contract liability balance at the beginning of the period.

For cruise vacations that had been cancelled by us due to COVID-19, during the three months ended June 30, 2021, approximately $11.2 million, and during the six months ended June 30, 2022 and 2021, approximately $0.3 million and $26.0 million, respectively, in costs to obtain these contracts, consisting of protected commissions, including those paid to employees, and credit card fees, were recognized in earnings.

4.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	Other long-term assets	$794,680	$794,187
Current operating lease liabilities	Accrued expenses and other liabilities	40,278	34,407
Non-current operating lease liabilities	Other long-term liabilities	667,126	670,688

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2022 was as follows (in thousands):

	Six Months Ended June 30, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(286,799)	$(280,343)		$(6,456)
Current period other comprehensive income (loss) before reclassifications	(48,818)	(51,199)		2,381
Amounts reclassified into earnings	(43,388)	(43,577)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(379,005)	$(375,119)	(3)	$(3,886)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2021 was as follows (in thousands):

	Six Months Ended June 30, 2021
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(241,830)	$(234,981)		$(6,849)
Current period other comprehensive loss before reclassifications	(28,363)	(28,363)		—
Amounts reclassified into earnings	35,577	35,380	(1)	197	(2)
Accumulated other comprehensive income (loss) at end of period	$(234,616)	$(227,964)		$(6,652)
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $87.9 million of gain expected to be reclassified into earnings in the next 12 months.

6.   Property and Equipment, net

Property and equipment, net increased $112.5 million for the six months ended June 30, 2022 primarily due to ships under construction.

7.            Long-Term Debt

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

In February 2022, NCLC also conducted a private offering (the “Exchangeable Notes Offering”) of $473.2 million in aggregate principal amount of 2.5% exchangeable senior notes due February 15, 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. At their option, holders may exchange their 2027 2.5% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. If NCLC elects to satisfy its exchange obligation solely in ordinary shares or in a combination of ordinary shares and cash, upon exchange, the 2027 2.5% Exchangeable Notes will convert into redeemable preference shares of NCLC, which will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate will initially be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

NCLC has used, or will use, the net proceeds from the Notes Offering and the Exchangeable Notes Offering to redeem (the “Redemption”) all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Simultaneously with the Redemption, and pursuant to certain provisions contained in the indentures governing the 2026 Senior Unsecured Notes and the 2028 Senior Unsecured Notes, each of the guarantors party to such indentures were released from their obligations thereunder. The resulting losses on extinguishments, which are recognized in interest expense, net, were $188.4 million for the six months ended June 30, 2022.

In July 2022, the Company entered into a $1 billion amended and restated commitment letter with the purchasers named therein (collectively, the “Commitment Parties”), which supersedes a $1 billion commitment letter previously executed in November 2021. The amended commitment has been extended through March 31, 2023. Under the amended commitment, the Commitment Parties have agreed to purchase an aggregate of $1 billion of notes at NCLC’s option. NCLC has the option to make up to two draws, in which case NCLC will issue an aggregate of (i) $450 million principal amount of 8.0% senior secured notes due 2025 (the “Secured Notes”) and (ii) $550 million principal amount of 8.0% senior notes due three years after the issue date (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Secured Notes must be issued prior to the Unsecured Notes, and the principal amount of Secured Notes issuable will be increased to the extent that NCLC obtains an increase in obligations that may be secured by liens on collateral pursuant to the terms and conditions of NCLC’s debt agreements (with the principal amount of Unsecured Notes decreased commensurately). If drawn, the Secured Notes will be secured by first-priority interests in, among other things and subject to certain agreed security principles, shares of capital stock in certain guarantors, our material intellectual property and two islands that we use in the operations of our cruise business. The Secured Notes will also be guaranteed by our subsidiaries that own the property that secures the Secured Notes as well as certain additional subsidiaries whose assets do not secure the Secured Notes if drawn. If drawn, the Notes will be subject to a quarterly duration fee of 1.5% with respect to the Secured Notes and a semi-annual duration fee of 3.0% with respect to the Unsecured Notes, as well as draw fees of 3.0% with respect to the Secured Notes and 5.0% with respect to the Unsecured Notes. As of August 9, 2022, the Company has not drawn under this commitment.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of June 30, 2022 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(37,250)	$109,351	$157,902	Level 2
2025 Exchangeable Notes	450,000	(114,932)	335,068	423,477	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(237,786)	912,214	738,323	Level 2
2027 2.5% Exchangeable Notes	473,175	(98,663)	374,512	323,595	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2021 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(44,772)	$101,829	$249,358	Level 2
2025 Exchangeable Notes	450,000	(128,603)	321,397	642,591	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(259,380)	890,620	1,088,510	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Coupon interest	$13,924	$18,985	$26,916	$43,125
Amortization of discount and deferred financing fees	26,259	24,150	49,207	47,763
Total	$40,183	$43,135	$76,123	$90,888

The effective interest rate is 22.74%, 15.89%, 6.28% and 7.89% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including finance lease obligations as of June 30, 2022 for each of the following periods (in thousands):

Year	Amount
Remainder of 2022	$529,276
2023	937,406
2024	3,686,473
2025	1,070,738
2026	1,973,939
2027	3,024,927
Thereafter	2,201,918
Total	$13,424,677

Debt Covenants

During the year ended December 31, 2021, we amended certain financial and other debt covenants and added new free liquidity requirements. As of June 30, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2022, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 286 thousand metric tons of our projected fuel purchases, maturing through December 31, 2023.

As of June 30, 2022, we had approximately 173 thousand metric tons which were not designated as cash flow hedges maturing through December 31, 2023.

As of June 30, 2022, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €2.5 billion, or $2.6 billion based on the euro/U.S. dollar exchange rate as of June 30, 2022.

During the three months ended June 30, 2022, we entered into foreign currency forward contracts used as economic hedges to mitigate the financial impact of volatility in foreign currency exchange rates related to our accrued ship construction payments denominated in euros. As of June 30, 2022, the notional amount of these foreign currency forward contracts was €0.3 billion, or $0.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2022.

As of June 30, 2022, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2022 were 10.7 million, 24.0 million, 34.1 million and 13.7 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2022	2021	2022	2021
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$97,263	$29,349	$—	$—
	Other long-term assets	33,093	19,554	—	—
Foreign currency contracts
	Prepaid expenses and other assets	—	4,898	—	—
	Accrued expenses and other liabilities	—	—	322,523	98,592
	Other long-term liabilities	—	—	41,177	73,496
Interest rate contracts
	Accrued expenses and other liabilities	—	—	—	469
Total derivatives designated as hedging instruments		$130,356	$53,801	$363,700	$172,557

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$22,924	$10,836	$—	$—
	Other long-term assets	6,790	3,476	44	—
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	11,277	—

Debt conversion options	Exchangeable notes	—	—	158,786	487,671
Total derivatives not designated as hedging instruments		$29,714	$14,312	$170,107	$487,671
Total derivatives		$160,070	$68,113	$533,807	$660,228

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$160,070	$(44)	$160,026	$—	$160,026
Liabilities	533,763	—	533,763	(533,763)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2021	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$68,113	$—	$68,113	$(68,113)	$—
Liabilities	660,228	—	660,228	(660,228)	—

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Fuel contracts	$52,249	$25,456	Fuel	$37,342	$(8,652)
Fuel contracts	—	—	Other income (expense), net	—	(1,538)
Foreign currency contracts	(142,752)	19,281	Depreciation and amortization	(1,267)	(1,266)
Interest rate contracts	—	(63)	Interest expense, net	—	(2,086)
Total gain (loss) recognized in other comprehensive loss	$(90,503)	$44,674		$36,075	$(13,542)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Fuel contracts	$144,732	$49,506	Fuel	$46,151	$(16,823)
Fuel contracts	—	—	Other income (expense), net	—	(11,728)
Foreign currency contracts	(195,931)	(78,160)	Depreciation and amortization	(2,534)	(2,533)
Interest rate contracts	—	291	Interest expense, net	(40)	(4,296)
Total gain (loss) recognized in other comprehensive loss	$(51,199)	$(28,363)		$43,577	$(35,380)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Depreciation			Depreciation
		and	Interest		and	Interest	Other Income
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$181,189	$181,587	$167,805	$54,090	$174,262	$179,448	$(82,627)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	37,342	—	—	(8,652)	—	—	—
Foreign currency contracts	—	(1,267)	—	—	(1,266)	—	—
Interest rate contracts	—	—	—	—	—	(2,086)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	—	—	—	(1,538)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Depreciation			Depreciation
		and	Interest		and	Interest	Other Income
	Fuel	Amortization	Expense, net	Fuel	Amortization	Expense, net	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$316,698	$360,663	$516,129	$96,693	$344,578	$639,780	$(371,892)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	46,151	—	—	(16,823)	—	—	—
Foreign currency contracts	—	(2,534)	—	—	(2,533)	—	—
Interest rate contracts	—	—	(40)	—	—	(4,296)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	—	—	—	—	(11,728)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$4,335	$17,935	$34,078	$50,107
Foreign currency contracts	Other income (expense), net	(11,856)	(57)	(11,856)	(57)
Debt conversion options	Other income (expense), net	488,759	(108,127)	421,760	(424,636)

Long-Term Debt

As of June 30, 2022 and December 31, 2021, the fair value of our long-term debt, including the current portion, was $11.6 billion and $12.5 billion, respectively, which was $1.5 billion and $0.2 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan. In May 2016 and May 2021, the plan was amended and restated (“Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that may be delivered pursuant to all awards granted under the plan was increased to a maximum aggregate limit of 32,375,106 shares. In June 2022, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 7,000,000, resulting in an increase in the maximum aggregate limit to 39,375,106 shares.

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2022:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2022	7,771,623	$27.02	1,841,113	$35.68	50,000	$59.43
Granted	4,890,659	18.56	1,857,750	18.48	—	—
Vested	(2,553,746)	36.06	(186,339)	55.27	—	—
Forfeited or expired	(175,506)	22.96	(292,043)	35.59	—	—
Non-vested as of June 30, 2022	9,933,030	20.61	3,220,481	24.63	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Payroll and related expense	$5,732	$4,735	$11,936	$9,700
Marketing, general and administrative expense	24,316	17,716	50,904	39,352
Total share-based compensation expense	$30,048	$22,451	$62,840	$49,052

10.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, the first Prima Class Ship, Norwegian Prima, at approximately 143,500 Gross Tons and with 3,100 Berths, was delivered in July 2022. We refer you to Note 14 – “Subsequent Event” for additional information. We have five additional Prima Class Ships on order, each ranging from approximately 143,500 to 156,300 Gross Tons with approximately 3,100 to 3,550 Berths, with expected delivery dates from 2023 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19, Russia’s invasion of Ukraine and/or other macroeconomic events are expected to result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery, including Norwegian Prima, as of June 30, 2022 was approximately €7.7 billion, or $8.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On January 7, 2020, the United States District Court for

the Southern District of Florida dismissed the claim by Havana Docks Corporation. On April 14, 2020, the district court granted Havana Docks Corporation’s motion to reconsider and vacated its order dismissing the claim, allowing Havana Docks Corporation to file an amended complaint on April 16, 2020. On April 24, 2020, we filed a motion seeking permission to appeal the district court’s order which was subsequently denied. Discovery in the Havana Docks Matter has now concluded and appropriate motions for summary judgment were filed. On March 21, 2022, the court in the Havana Docks Matter issued an order granting the plaintiff’s motion for summary judgment on the issue of liability and scheduled a trial on damages only for September 2022, which was subsequently delayed until November 2022. The Company filed a motion for interlocutory appeal seeking to have the appellate court review the district court’s order granting summary judgment which was subsequently denied. On September 1, 2020, the court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff. We believe we have meritorious defenses to the claims and intend to vigorously defend these matters. As of June 30, 2022, we are unable to reasonably estimate any potential loss or range of losses from these matters. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process and involvement of numerous parties. However, if the plaintiffs prevail in the final outcome of these matters, there may be a material adverse impact on the Company’s financial condition or results of operations and cash flows.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.1 billion in advance ticket sales at June 30, 2022 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2022, we had cash reserves of approximately $1.0 billion with credit card processors, of which approximately $455.4 million is recognized in accounts receivable, net and approximately $508.2 million in other long-term assets. As of June 30, 2022, a portion of the cash reserves is classified as long-term due to a change in terms to a static reserve, as currently required by a credit card processor, subject to periodic review. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

11.          Other Income (Expense), Net

For the three months ended June 30, 2022 and 2021, other income (expense), net was income of $519.7 million and expense of $82.6 million, respectively, and for the six months ended June 30, 2022 and 2021, was income of $490.9 million and expense of $371.9 million, respectively, primarily due to net gains and losses from conversion options on our exchangeable notes.

12.          Supplemental Cash Flow Information

For the six months ended June 30, 2022 and 2021, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $145.5 million and $49.1 million, respectively.

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

14. Subsequent Event

In July 2022, we took delivery of Norwegian Prima. We had export credit financing in place for 80% of the contract price. The associated $1.1 billion term loan bears interest at a fixed rate of 2.68% with a maturity date of July 31, 2034. Principal and interest payments are payable semiannually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our expectations regarding the impacts of the COVID-19 pandemic, Russia’s invasion of Ukraine and general macroeconomic conditions, our expectations regarding cruise voyage occupancy, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

•

the spread of epidemics, pandemics and viral outbreaks, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises), which is expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;

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

•	the unavailability of ports of call;
•	future increases in the price of, or major changes or reduction in, commercial airline services;
•	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;

•	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
•	our success in controlling operating expenses and capital expenditures;
•	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
•	adverse events impacting the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine, and threats thereof, acts of piracy, and other international events;
•	adverse incidents involving cruise ships;
•

adverse general economic and related factors, including as a result of the impact of the COVID-19 pandemic, Russia’s invasion of Ukraine or otherwise, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;

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

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic, Russia’s invasion of Ukraine and the impact of general macroeconomic conditions. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2024 Senior Secured Notes. On May 14, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $675.0 million aggregate principal amount of 12.25% senior secured notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2026 Senior Secured Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee and security agent, NCLC issued $750.0 million aggregate principal amount of 10.25% senior secured notes due 2026.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and one additional ship on order.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Constant Currency. A calculation whereby foreign currency-denominated revenue and expenses in a period are converted at the U.S. dollar exchange rate of a comparable period to eliminate the effects of foreign exchange fluctuations.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Private Exchangeable Notes. On May 28, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $400.0 million aggregate principal amount of exchangeable senior notes due 2026.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $1.5 billion as of June 30, 2022.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Adjusted Gross Margin, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. As a result of our voluntary suspension of sailings from March 2020 until July 2021 and our gradual phased return to service beginning in July 2021, per Capacity Day data is not meaningful for the three and six months ended June 30, 2022 or June 30, 2021 and is not presented herein.

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

Russia’s Invasion of Ukraine

The conflict from Russia’s invasion of Ukraine resulted in the cancellation or modification of approximately 60 sailings in 2022, which included all voyages with calls to ports in Russia. Three ships were redeployed as a result of the conflict including Norwegian Getaway to Port Canaveral, Oceania Cruises’ Marina to the British Isles and Regent’s Seven Seas Splendor to Northern Europe. In addition, the Company has also removed all calls to ports in Russia from its itineraries in 2023 and 2024. In addition to the direct impacts noted above, the conflict has also had indirect impacts to customer demand (see “Update on Bookings”) and the cost of fuel and could continue to have an impact on travel and consumer discretionary spending.

Update Regarding COVID-19 Pandemic

Safe Resumption of Operations

Due to the impact of COVID-19, travel restrictions and limited access to ports around the world, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across our three brands. In the third quarter of 2021, we began a phased relaunch of certain cruise voyages with ships initially operating at reduced occupancy levels. In early May 2022, the Company completed the phased relaunch of its entire fleet with all ships now in operation with guests on board. The level of occupancy on our ships and the percentage of our fleet in service will depend on a number of factors including, but not limited to, the duration and extent of the COVID-19 pandemic, further resurgences of COVID-19 or the emergence of other public health crises, our ability to comply with governmental regulations and implement new health and safety protocols, port availability, travel restrictions, bans and advisories, our ability to staff certain ships and additionally the impact of other events impacting travel or consumer discretionary spending, such as Russia’s invasion of Ukraine, and general macroeconomic conditions discussed below under “Macroeconomic Trends and Uncertainties.”

The Company continues to benefit from significant improvements in the public health environment. In July 2022, the CDC announced that its voluntary COVID-19 Program for Cruise Ships Operating in U.S. Waters was no longer in effect, but that it will continue to publish health and safety guidance. The Company continues to operate under its science-backed SailSAFE health and safety program which will evolve along with the public health environment. Effective September 3, 2022, vaccinated guests aged 12 and over will no longer have any pre-cruise COVID-19 related protocols and unvaccinated travelers may embark with a negative COVID-19 test taken within 72 hours prior to departure. Guests 11 and under will be exempt from all vaccination and testing requirements. Requirements may differ for guests traveling on voyages departing from or visiting destinations with specific local regulations, including but not limited to Canada, Greece and Bermuda. The Company will continue to evaluate its protocols and modify as needed as the public health environment evolves.

The Company follows applicable local protocols at the ports and destinations it visits. We continue to work with federal agencies, public health authorities and national and local governments in areas where we operate to take all necessary measures to protect our guests, crew and the communities visited. The protocol revisions in conjunction with continued easing of travel restrictions and reopening to cruise in more ports around the globe are positive as it reduces friction, expands the addressable cruise market, brings variety to itineraries, and provides additional catalysts on the road to recovery.

Modified Policies

We have launched cancellation policies for certain sailings booked during certain time periods to permit certain guests to cancel cruises which were not part of a temporary suspension of voyages up to 15 days prior to embarkation or in the event of a positive COVID-19 test and receive a refund in the form of a credit to be applied toward a future cruise. These programs are in place for cruises booked through specific time periods specified by brand. Certain cruises booked for certain periods, will be permitted a 60-day or 75-day cancellation window for refunds. The future cruise credits issued under these programs are generally valid for any sailing through December 31, 2022, and we may extend the length of time these future cruise credits may be redeemed. The use of such credits may prevent us from garnering certain future cash collections as staterooms booked by guests with such credits will not be available for sale, resulting in less cash collected from bookings to new guests. We may incur incremental commission expense for the use of these future cruise credits. In addition, to provide more flexibility to our guests, we modified our final payment schedules to require payment 60 days prior to embarkation versus the standard 120 days for most voyages on Regent Seven Seas Cruises through July 31, 2022 and for certain voyages on Oceania Cruises through September 30, 2022.

Financing Transactions

In 2022, we have continued to take actions to bolster our financial condition while the global cruise environment remains challenging. To enhance our liquidity profile and financial flexibility, in February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In July 2022, the Company amended its $1 billion commitment, which provides additional liquidity to the Company, extending the commitment through March 31, 2023. The Company has not drawn and currently does not intend to draw under this commitment.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

As expected, the Company’s current cumulative booked position for the second half of 2022 remains below the comparable 2019 period but at higher prices even when including the dilutive impact of future cruise credits and despite the impact in the third quarter of the Russia-Ukraine conflict on premium-priced Baltic and Eastern Mediterranean itineraries.

Booking trends for full year 2023 remain positive with cumulative booked position in line with a record 2019 inclusive of the Company’s 20% increase in capacity. Pricing continues to be significantly higher than that of 2019 at a similar point in time and thus at record levels for full year 2023.

Sequentially, net booking volumes continue to increase as the Company’s brands ramp up to sail at historical load factor levels; however, our full fleet may not achieve historical occupancy levels on our expected schedule and as a result, current booking data may not be informative. In addition, because of our updated cancellation policies, bookings may not be representative of actual cruise revenues.

There are remaining uncertainties about when our full fleet will be back at historical occupancy levels and, accordingly, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty; however, we will report a net loss for the third quarter of 2022.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. Our costs have been and are expected to be impacted by these increases. To attempt to mitigate the risk of adverse changes in fuel prices and interest expense, we have used and may continue to use derivatives. In an attempt to mitigate risks related to inflation, our Supply Chain Department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines as and when they occur, and diversified our sourcing options. Due to the dynamic nature of the current economic landscape, the severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, “Risk Factors” for additional information.

Climate Change

We believe the increasing focus on climate change and evolving regulatory requirements may materially impact our future capital expenditures and results of operations. We expect to incur significant expenses related to these regulatory requirements, which may include expenses related to greenhouse gas emissions reduction initiatives and the purchase of emissions allowances, among other things. If requirements become more stringent, we may be required to change certain operating procedures, for example slowing the speed of our ships, which could adversely impact our operations. We are evaluating the effects of climate change related requirements, which are still evolving, and, consequently, the full impact to the Company is not yet known. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended June 30, 2022 (“2022”) compared to three months ended June 30, 2021 (“2021”)

●	Total revenue increased to $1.2 billion compared to $4.4 million.
●	Net loss was $(43.3) million compared to $(867.5) million.
●	Operating loss was $(395.8) million compared to $(604.5) million.
●	Gross margin was $(56.9) million compared to $(408.9) million. Adjusted Gross Margin was $834.8 million compared to $(3.5) million.
●	Adjusted Net Loss was $(477.3) million in 2022, which included $(434.0) million of adjustments primarily related to our debt conversion options. Adjusted Net Loss was $(713.8) million in 2021, which included $153.8 million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 54.9% to $(183.5) million compared to $(406.9) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Loss and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Passengers carried	393,943	—	585,093	—
Passenger Cruise Days	2,999,303	—	4,428,749	—
Capacity Days (1)	4,639,435	—	7,617,788	—
Occupancy Percentage	64.6%		58.1%
(1)	Excludes certain capacity on Pride of America which is temporarily unavailable.

Adjusted Gross Margin was calculated as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2022			2022
		Constant			Constant
	2022	Currency	2021	2022	Currency	2021
Total revenue	$1,187,181	$1,194,502	$4,368	$1,709,121	$1,717,276	$7,468
Less:
Total cruise operating expense	1,073,316	1,079,679	249,727	1,808,729	1,817,447	450,582
Ship depreciation	170,736	170,736	163,526	337,392	337,392	323,157
Gross margin	(56,871)	(55,913)	(408,885)	(437,000)	(437,563)	(766,271)
Ship depreciation	170,736	170,736	163,526	337,392	337,392	323,157
Payroll and related	262,580	262,712	86,647	503,307	503,433	168,785
Fuel	181,189	181,213	54,090	316,698	316,723	96,693
Food	61,157	61,449	4,334	100,673	101,071	10,642
Other	216,045	219,809	96,816	415,198	420,988	156,330
Adjusted Gross Margin	$834,836	$840,006	$(3,472)	$1,236,268	$1,242,044	$(10,664)

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2022			2022
		Constant			Constant
	2022	Currency	2021	2022	Currency	2021
Total cruise operating expense	$1,073,316	$1,079,679	$249,727	$1,808,729	$1,817,447	$450,582
Marketing, general and administrative expense	328,074	330,755	184,901	624,208	628,246	387,967
Gross Cruise Cost	1,401,390	1,410,434	434,628	2,432,937	2,445,693	838,549
Less:
Commissions, transportation and other expense	256,190	258,341	6,564	344,148	346,527	15,597
Onboard and other expense	96,155	96,155	1,276	128,705	128,705	2,535
Net Cruise Cost	1,049,045	1,055,938	426,788	1,960,084	1,970,461	820,417
Less: Fuel expense	181,189	181,213	54,090	316,698	316,723	96,693
Net Cruise Cost Excluding Fuel	867,856	874,725	372,698	1,643,386	1,653,738	723,724
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	699	699	905	1,398	1,398	1,810
Non-cash share-based compensation (2)	30,048	30,048	22,451	62,840	62,840	49,052
Adjusted Net Cruise Cost Excluding Fuel	$837,109	$843,978	$349,342	$1,579,148	$1,589,500	$672,862
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(43,305)	$(867,524)	$(1,113,583)	$(2,189,986)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,012	1,004	2,024	2,007
Non-cash share-based compensation (2)	30,048	22,451	62,840	49,052
Extinguishment and modification of debt (3)	—	—	188,433	289,190
Debt conversion option, discount and expenses (4)	(465,062)	130,311	(377,329)	468,605
Adjusted Net Loss	$(477,307)	$(713,758)	$(1,237,615)	$(1,381,132)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(43,305)	$(867,524)	$(1,113,583)	$(2,189,986)
Interest expense, net	167,805	179,448	516,129	639,780
Income tax (benefit) expense	(547)	927	3,846	2,655
Depreciation and amortization expense	181,587	174,262	360,663	344,578
EBITDA	305,540	(512,887)	(232,945)	(1,202,973)
Other (income) expense, net (1)	(519,749)	82,627	(490,871)	371,892
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	699	905	1,398	1,810
Non-cash share-based compensation (3)	30,048	22,451	62,840	49,052
Adjusted EBITDA	$(183,462)	$(406,904)	$(659,578)	$(780,219)
(1)	Primarily consists of gains or losses from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended June 30, 2022 (“2022”) compared to three months ended June 30, 2021 (“2021”)

Revenue

Total revenue increased to $1.2 billion in 2022 compared to $4.4 million in 2021. In 2022, revenue increased as we returned to service with 3.0 million Passenger Cruise Days. In 2021, voyages were cancelled due to the COVID-19 pandemic.

Expense

Total cruise operating expense increased 329.8% in 2022 compared to 2021. In 2022, the second quarter started with 23 ships operating with guests onboard and ended with the entire 28-ship fleet in service compared to 2021, during which all voyages were cancelled. In 2022, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Additionally, in 2022, there was an increase in COVID-19 related costs, including testing. Gross Cruise Cost increased 222.4% in 2022 compared to 2021 primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs as we returned to service. Total other operating expense increased 41.9% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $167.8 million in 2022 compared to $179.4 million in 2021. The decrease in interest expense reflects lower interest expense in connection with recent refinancings, partially offset by higher debt balances and higher LIBOR rates.

Other income (expense), net was income of $519.7 million in 2022 compared to expense of $82.6 million in 2021. The gains and losses were primarily due to changes from conversion options on our exchangeable notes.

Six months ended June 30, 2022 (“2022”) compared to six months ended June 30, 2021 (“2021”)

Revenue

Total revenue increased to $1.7 billion in 2022 compared to $7.5 million in 2021. In 2022, revenue increased as we returned to service with 4.4 million Passenger Cruise Days. In 2021, voyages were cancelled due to the COVID-19 pandemic.

Expense

Total cruise operating expense increased 301.4% in 2022 compared to 2021. In 2022, the six months started with 16 ships operating with guests onboard and ended with the entire 28-ship fleet in service compared to 2021, during which all voyages were cancelled. In 2022, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also increased related to inflation. Additionally, in 2022, there was an increase in COVID-19 related costs, including testing. Gross Cruise Cost increased 190.1% in 2022 compared to 2021 primarily related to the change in costs described above plus an increase in marketing, general and administrative expenses primarily related to increased marketing costs as we returned to service. Total other operating expense increased 34.4% in 2022 compared to 2021 primarily due to the increase in marketing, general and administrative expenses.

Interest expense, net was $516.1 million in 2022 compared to $639.8 million in 2021. The decrease in interest expense reflects lower losses in 2022 from extinguishment of debt and debt modification costs, which were $188.4 million in 2022 compared to $289.2 million in 2021. Excluding these losses, interest expense decreased as a result of lower interest expense in connection with the recent refinancings, partially offset by higher debt balances and higher LIBOR rates.

Other income (expense), net was income of $490.9 million in 2022 compared to expense of $371.9 million in 2021. The gains and losses were primarily due to changes from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of June 30, 2022, our liquidity consisted of cash and cash equivalents of $1.9 billion and a $1 billion undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2022, we received additional financing through various debt financings, collectively totaling $2.1 billion in gross proceeds, which has been, or will be, used to redeem all of the outstanding 2024 Senior Secured Notes and 2026 Senior Secured Notes and to make scheduled principal payments on debt maturing in 2022, including, in each case, to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. Refer to Note 7 – “Long-Term Debt” for further information.

In July 2022, the Company amended its $1 billion commitment, which provides additional liquidity to the Company, extending the commitment through March 31, 2023. The Company has not drawn and currently does not intend to draw under this commitment. See Note 7 – “Long-Term Debt” for more information.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity and management’s plan. Refer to “Item 1A. Risk Factors” for further details regarding uncertainty related to Russia’s invasion of Ukraine.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including the impacts of the COVID-19 global pandemic, Russia’s invasion of Ukraine and current macroeconomic conditions such as inflation, rising fuel prices and rising interest rates. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Nonetheless, we anticipate that we will need additional equity and/or debt financing to fund our operations in the future if a substantial portion of our fleet suspends cruise voyages or operates at reduced occupancy levels for a prolonged period. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond 12 months, we will pursue refinancings and other balance sheet optimization transactions from time to time in order to reduce interest expense or extend debt maturities. We expect to collaborate with financing institutions regarding these refinancing and optimization transactions as opportunities arise in the short-term to amend long-term arrangements.

We have received amendments to certain financial and other debt covenants and added new free liquidity requirements. The relief offered by the debt covenant amendments is generally in effect through December 31, 2022. At June 30, 2022, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of June 30, 2022, we had advance ticket sales of $2.5 billion, including the long-term portion, which included approximately $0.4 billion of future cruise credits. We also have agreements with our credit card processors that, as of June 30, 2022, governed approximately $2.1 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2022, we had cash collateral reserves of approximately $1.0 billion with credit card processors, of which approximately $455.4 million is recognized in accounts receivable, net and approximately $508.2 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may further reduce our liquidity.

Sources and Uses of Cash

In this section, references to “2022” refer to the six months ended June 30, 2022 and references to “2021” refer to the six months ended June 30, 2021.

Net cash used in operating activities was $107.5 million in 2022 as compared to net cash used in operating activities of $1.5 billion in 2021. The net cash used in operating activities included net losses and timing differences in cash receipts and payments relating to operating assets and liabilities. The net losses include losses on extinguishment of debt of $188.4 million in 2022 and $237.1 million in 2021. Advance ticket sales increased by $755.2 million in 2022. Advance ticket sales increased by $191.6 million in 2021 while the change in accounts receivable, net and prepaid expenses and other assets, which contain our reserves with credit card processors, decreased cash by $408.1 million and $242.6 million, respectively, in 2021.

Net cash used in investing activities was $81.1 million in 2022 and $700.2 million in 2021. The net cash used in investing activities was primarily related to newbuild payments and ship improvement projects offset by proceeds from maturities of short-term investments in 2022. The net cash used in investing activities was primarily related to purchases of short-term investments and newbuild payments in 2021.

Net cash provided by financing activities was $0.6 billion in 2022 primarily due to the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes. Net cash provided by financing activities was $1.2 billion in 2021 primarily due to the proceeds of $2.7 billion from our various notes and a contribution from NCLH’s equity offering partially offset by debt repayments and a related redemption premium associated with extinguishment of the Private Exchangeable Notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $1.5 billion for the remainder of 2022 and $2.5 billion and $1.3 billion for the years ending December 31, 2023 and 2024, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $1.0 billion for the remainder of 2022 and $2.0 billion and $0.6 billion for the years ending December 31, 2023 and 2024, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2022 are approximately $0.25 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, the first Prima Class Ship, Norwegian Prima, at approximately 143,500 Gross Tons and with 3,100 Berths, was delivered in July 2022. We have five additional Prima Class Ships on order, each ranging from approximately 143,500 to 156,300 Gross Tons with approximately 3,100 to 3,550 Berths, with expected delivery dates from 2023 through 2027. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have orders for two Allura Class Ships to be delivered in 2023 and 2025. Each of the Allura Class Ships will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed) have resulted in some delays in expected ship deliveries, and the impacts of COVID-19, Russia’s invasion of Ukraine and/or other macroeconomic events are expected to result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the nine ships on order for delivery, including Norwegian Prima, was approximately €7.7 billion, or $8.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2022. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2022 and 2021 was $14.8 million and $9.9 million, respectively, and for the six months ended June 30, 2022 and 2021 was $28.1 million and $18.0 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of June 30, 2022, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2022	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$815,527	$1,477,887	$4,094,787	$1,425,683	$2,240,882	$3,190,068	$2,371,482	$15,616,316
Ship construction contracts (2)	1,443,383	2,247,667	1,051,423	1,493,134	932,173	814,250	—	7,982,030
Total	$2,258,910	$3,725,554	$5,146,210	$2,918,817	$3,173,055	$4,004,318	$2,371,482	$23,598,346
(1)	Includes principal as well as estimated interest payments with LIBOR held constant as of June 30, 2022. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2022. As of June 30, 2022, we have committed undrawn export-credit backed facilities of approximately $6.5 billion which funds approximately 80% of our ship construction contracts.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants and added new free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of June 30, 2022.

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

We believe our cash on hand, the net impact of the undrawn $1 billion commitment less related fees, the expected return of a portion of the cash collateral from our credit card processors, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Certain debt covenant waivers and modifications were received in 2021 to enable the Company to maintain this compliance. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of June 30, 2022, 73% of our debt was fixed and 27% was variable. As of December 31, 2021, 72% of our debt was fixed and 28% was variable, which includes the effects of an interest rate swap that matured during the six months ended June 30, 2022. The notional amount of our outstanding debt associated with the interest rate swap was $0.2 billion as of December 31, 2021. The change in our fixed rate percentage from December 31, 2021 to June 30, 2022 was primarily due to principal amortization payments on variable rate debt. Based on our June 30, 2022 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $36.5 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2022, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.5 billion, or $4.7 billion based on the euro/U.S. dollar exchange rate as of June 30, 2022. As of December 31, 2021, the payments not hedged aggregated €5.0 billion, or $5.7 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2021. The change from December 31, 2021 to June 30, 2022 was due to the addition of foreign currency forwards. We estimate that a 10% change in the euro as of June 30, 2022 would result in a $0.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 16.9% and 21.7% for the three months ended June 30, 2022 and 2021, respectively, and was 17.5% and 21.5% for the six months ended June 30, 2022 and 2021, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2022, excluding fuel swaps for transactions that are no longer probable of occurrence, we had hedged approximately 41% and 31% of our remaining 2022 and 2023 projected metric tons of fuel purchases, respectively. As of December 31, 2021, we had hedged approximately 42% and 24% of our 2022 and 2023 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2021 and June 30, 2022 primarily due to changes in forecasted purchases and the addition of fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2022 fuel expense by $48.2 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $32.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We wish to caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The COVID-19 pandemic, Russia’s invasion of Ukraine and the impact of general macroeconomic conditions have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Armed conflicts, including Russia’s ongoing invasion of Ukraine, have impacted, and could in the future impact, our profitability and product offering by limiting the destinations to which we can travel and our operations by making it more difficult to source crew members and third-party vendors from affected regions and making it more difficult or costly to source goods we need to run our operations or to build or maintain our ships. Further, the Russia-Ukraine conflict has contributed to extreme volatility in the global financial markets and has had, and is expected to continue to have, further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity fuel prices. Such volatility or disruptions have had, and may continue to have, adverse consequences to our business, our suppliers and our customers. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity fuel prices resulting from the conflict in Ukraine or any other geopolitical tensions.

The ongoing invasion of Ukraine may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations.

Item 6. Exhibits

10.1

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 17, 2022 (File No. 001-35784))†

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021;

(ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021;

(iii) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: August 9, 2022