Form 10-Q
period 2023-03-31
NCL CORP Ltd.
filed 2023-05-05
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ⌧

(Note: The registrant is a voluntary filer of reports required to be filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 31,164,004 ordinary shares outstanding as of April 30, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Revenue
Passenger ticket	$1,208,841	$342,455
Onboard and other	613,098	179,485
Total revenue	1,821,939	521,940
Cruise operating expense
Commissions, transportation and other	409,684	87,958
Onboard and other	119,697	32,550
Payroll and related	304,155	240,727
Fuel	194,868	135,509
Food	95,966	39,516
Other	156,048	199,153
Total cruise operating expense	1,280,418	735,413
Other operating expense
Marketing, general and administrative	335,940	296,134
Depreciation and amortization	194,790	179,076
Total other operating expense	530,730	475,210
Operating income (loss)	10,791	(688,683)
Non-operating income (expense)
Interest expense, net	(196,728)	(348,324)
Other income (expense), net	(18,571)	(28,878)
Total non-operating income (expense)	(215,299)	(377,202)
Net loss before income taxes	(204,508)	(1,065,885)
Income tax benefit (expense)	10,173	(4,393)
Net loss	$(194,335)	$(1,070,278)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(194,335)	$(1,070,278)
Other comprehensive income (loss):
Shipboard Retirement Plan	64	2,476
Cash flow hedges:
Net unrealized gain (loss)	(18,475)	39,304
Amount realized and reclassified into earnings	(9,874)	(7,502)
Total other comprehensive income (loss)	(28,285)	34,278
Total comprehensive loss	$(222,620)	$(1,036,000)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$694,639	$941,026
Accounts receivable, net	259,289	326,272
Inventories	145,948	148,717
Prepaid expenses and other assets	536,627	446,021
Total current assets	1,636,503	1,862,036
Property and equipment, net	14,508,426	14,516,366
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,598,936	1,569,800
Total assets	$18,342,524	$18,546,861
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,210,248	$991,128
Accounts payable	203,233	228,742
Accrued expenses and other liabilities	1,108,764	1,318,495
Due to NCLH	59,280	53,768
Advance ticket sales	3,177,026	2,516,521
Total current liabilities	5,758,551	5,108,654
Long-term debt	9,740,031	10,452,572
Exchangeable notes	2,000,713	1,962,984
Other long-term liabilities	830,199	803,850
Total liabilities	18,329,494	18,328,060
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022; Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2023 and December 31, 2022)	37	37
Additional paid-in capital	8,599,195	8,582,346
Accumulated other comprehensive income (loss)	(507,077)	(478,792)
Accumulated deficit	(8,079,125)	(7,884,790)
Total shareholders’ equity	13,030	218,801
Total liabilities and shareholders’ equity	$18,342,524	$18,546,861

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(194,335)	$(1,070,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	236,147	216,101
Loss on derivatives	14,019	47,220
Loss on extinguishment of debt	2,434	188,433
Provision for bad debts and inventory obsolescence	1,199	1,294
Share-based compensation expense	28,155	32,792
Net foreign currency adjustments on euro-denominated debt	1,021	(4,126)
Changes in operating assets and liabilities:
Accounts receivable, net	65,391	618,853
Inventories	2,812	(24,141)
Prepaid expenses and other assets	(129,858)	(632,610)
Accounts payable	(25,926)	(136,767)
Accrued expenses and other liabilities	(168,881)	(25,258)
Advance ticket sales	668,261	417,877
Net cash provided by (used in) operating activities	500,439	(370,610)
Cash flows from investing activities
Additions to property and equipment, net	(237,676)	(165,284)
Proceeds from maturities of short-term investments	—	240,000
Other	1,320	4,940
Net cash provided by (used in) investing activities	(236,356)	79,656
Cash flows from financing activities
Repayments of long-term debt	(1,821,412)	(935,444)
Proceeds from long-term debt	1,330,622	2,073,175
Due to NCLH, net	5,512	2,464
Net share settlement of restricted share units	(11,306)	(11,961)
Early redemption premium	—	(172,012)
Deferred financing fees	(13,886)	(34,767)
Net cash provided by (used in) financing activities	(510,470)	921,455
Net increase (decrease) in cash and cash equivalents	(246,387)	630,501
Cash and cash equivalents at beginning of period	941,026	1,500,357
Cash and cash equivalents at end of period	$694,639	$2,130,858

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	$37	$8,582,346	$(478,792)	$(7,884,790)	$218,801
Share-based compensation	—	28,155	—	—	28,155
Net share settlement of restricted share units	—	(11,306)	—	—	(11,306)
Other comprehensive loss, net	—	—	(28,285)	—	(28,285)
Net loss	—	—	—	(194,335)	(194,335)
Balance, March 31, 2023	$37	$8,599,195	$(507,077)	$(8,079,125)	$13,030

	Three Months Ended March 31, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	$37	$8,489,770	$(286,799)	$(5,914,359)	$2,288,649
Share-based compensation	—	32,792	—	—	32,792
Net share settlement of restricted share units	—	(11,961)	—	—	(11,961)
Other comprehensive income, net	—	—	34,278	—	34,278
Net loss	—	—	—	(1,070,278)	(1,070,278)
Balance, March 31, 2022	$37	$8,510,601	$(252,521)	$(6,984,637)	$1,273,480

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2023, we had 29 ships with approximately 61,000 Berths and had orders for eight additional ships to be delivered through 2028.

Oceania Cruises’ Vista was delivered in April 2023. We refer you to Note 12 – “Subsequent Event” for additional information. We have five Prima Class Ships on order with currently scheduled delivery dates from 2023 through 2028. We have one Explorer Class Ship on order for delivery in 2023. We have one Allura Class Ship on order for delivery in 2025. These additions to our fleet will increase our total Berths to approximately 82,000.

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. In the third quarter of 2021, we began a phased relaunch of our fleet, which was completed in early May 2022, with all ships now in operation with guests on board.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected return to and sustained historical occupancy levels;
●	Expected increase in revenue per Passenger Cruise Day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Expected timing of cash collections in accordance with the terms of our credit card processing agreements (see Note 9 - “Commitments and Contingencies”); and
●	Expected sustained higher fuel prices and the impact of inflation.

Our projected liquidity requirements also reflect our principal assumptions surrounding ongoing operating costs, as well as liquidity requirements for financing costs and necessary capital expenditures. We have a substantial debt balance as a result of the impacts of the COVID-19 pandemic, and we require a significant amount of our liquidity and cash flows provided by operating activities to service our debt. In addition, as a result of conditions associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and may also impact travel or consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings have had, and will continue to have, a significant impact on our financial results and liquidity.

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

Based on these actions and assumptions as discussed above, and considering our cash and cash equivalents of $694.6 million as of March 31, 2023 and the impact of our $591 million undrawn Revolving Loan Facility and $650 million undrawn commitment less related fees (see Note 6 – “Long-Term Debt”), we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months. In addition, we have $300 million of backstop committed financing for amounts outstanding under the Senior Secured Credit Facility, which is available between October 4, 2023 and January 2, 2024 (see Note 6 – “Long-Term Debt”).

Basis of Presentation

The accompanying consolidated financial statements are unaudited and, in our opinion, contain all normal recurring adjustments necessary for a fair statement of the results for the periods presented.

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually through May 2022. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $8.7 million and a gain of $8.4 million for the three months ended March 31, 2023 and 2022, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $77.3 million and $118.4 million due from credit card processors as of March 31, 2023 and December 31, 2022, respectively.

Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as deferred by ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. As of March 31, 2023, we have not completed any contract amendments within the scope of ASU 2020-04 or adopted any expedients or exceptions. We will continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
North America	$1,361,053	$487,435
Europe	81,318	24,797
Asia-Pacific	205,662	8,292
Other	173,906	1,416
Total revenue	$1,821,939	$521,940

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests has approximated 83-87% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2023 and December 31, 2022, our receivables from customers were $97.8 million and $94.2 million, respectively, primarily related to in-transit credit card receivables.

Our standard payment and cancellation penalties apply for all sailings after March 31, 2023. Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are generally valid for any sailing through June 30, 2023, and we may further extend this offer. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of March 31, 2023 and December 31, 2022, our contract liabilities were $2.3 billion and $1.7 billion, respectively. Of the amounts included within contract liabilities as of March 31, 2023, approximately 45% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the three months ended March 31, 2023, $1.4 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	Other long-term assets	$723,761	$707,086
Current operating lease liabilities	Accrued expenses and other liabilities	40,697	39,689
Non-current operating lease liabilities	Other long-term liabilities	603,015	588,064

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 was as follows (in thousands):

	Three Months Ended March 31, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive loss before reclassifications	(18,475)	(18,475)		—
Amounts reclassified into earnings	(9,810)	(9,874)	(1)	64	(2)
Accumulated other comprehensive income (loss) at end of period	$(507,077)	$(509,574)	(3)	$2,497

Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 was as follows (in thousands):

	Three Months Ended March 31, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(286,799)	$(280,343)		$(6,456)
Current period other comprehensive income before reclassifications	41,685	39,304		2,381
Amounts reclassified into earnings	(7,407)	(7,502)	(1)	95	(2)
Accumulated other comprehensive income (loss) at end of period	$(252,521)	$(248,541)		$(3,980)
(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $14.4 million of loss expected to be reclassified into earnings in the next 12 months.

6.            Long-Term Debt

In February 2023, NCLC issued $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes and related guarantees are secured by first-priority interests in, among other things and subject to certain agreed security principles, thirteen of our vessels that also secure the Senior Secured Credit Facility. The 2028 Senior Secured Notes are guaranteed by our subsidiaries that own the vessels that secure the 2028 Senior Secured Notes. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time prior to February 1, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the 2028 Senior Secured Notes at its option, in whole or in part, at any time and from time to time on or after February 1, 2025, at the redemption prices set forth in the indenture governing the 2028 Senior Secured Notes plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. At any time and from time to time prior to February 1, 2025, NCLC may choose to redeem up to 40% of the aggregate principal amount of the 2028 Senior Secured Notes with the net proceeds of certain equity offerings, subject to certain restrictions, at a redemption price equal to 108.375% of the principal amount of the 2028 Senior Secured Notes redeemed plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2028 Senior Secured Notes issued remains outstanding following such redemption. The 2028 Senior Secured Notes pay interest at 8.375% per annum, semiannually on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively.

The proceeds from the 2028 Senior Secured Notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses. As a result, all of the remaining term loans outstanding under our Term Loan A Facility will mature in January 2025, subject to, if a one-time minimum liquidity threshold is not satisfied on September 16, 2024, a springing maturity date of September 16, 2024.

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

In February 2023, NCLC entered into a Backstop Agreement with Morgan Stanley & Co. LLC (“MS”), pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part amounts outstanding under the Senior Secured Credit Facility. Pursuant to the Backstop Agreement, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes up to an aggregate principal amount sufficient to generate gross proceeds of $300 million at any time between October 4, 2023 and January 2, 2024.

In April 2023, $82.5 million in aggregate principal amount of the Revolving Loan Facility due January 2024 was assigned to a new lender, and the maturity date was extended by one year to January 2025. The terms of the assigned principal are the same as the existing lenders who extended commitments in December 2022 under Amendment No. 4 to the Senior Secured Credit Facility.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of March 31, 2023 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(24,209)	$122,392	$171,352	Level 2
2025 Exchangeable Notes	450,000	(91,905)	358,095	471,600	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(203,763)	946,237	847,861	Level 2
2027 2.5% Exchangeable Notes	473,175	(84,974)	388,201	366,815	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2022 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(28,705)	$117,896	$161,840	Level 2
2025 Exchangeable Notes	450,000	(99,684)	350,316	433,580	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(215,070)	934,930	763,830	Level 2
2027 2.5% Exchangeable Notes	473,175	(89,506)	383,669	331,743	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Coupon interest	$14,438	$12,992
Amortization of discount and deferred financing fees	28,114	22,948
Total	$42,552	$35,940

As of March 31, 2023, the effective interest rate is 22.74%, 15.89%, 6.28% and 7.88% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of March 31, 2023 (in thousands):

Year	Amount
Remainder of 2023	$770,436
2024	1,943,331
2025	1,846,760
2026	2,053,382
2027	3,106,106
2028	1,762,008
Thereafter	1,883,802
Total	$13,365,825

Debt Covenants

As of March 31, 2023, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use critical terms match or regression analysis for hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant, as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of March 31, 2023, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 493 thousand metric tons of our projected fuel purchases, maturing through December 31, 2024.

As of March 31, 2023, we had fuel swaps pertaining to approximately 8 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2023.

As of March 31, 2023, we had foreign currency forward contracts, matured foreign currency options and matured foreign currency collars which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €1.7 billion, or $1.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2023.

As of March 31, 2023, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of March 31, 2023 were 10.7 million, 24.0 million, 34.1 million and 13.7 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2023	2022	2023	2022
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$20,208	$53,224	$—	$7,137
	Other long-term assets	—	3,869	—	655
	Accrued expenses and other liabilities	9,857	—	20,812	—
	Other long-term liabilities	32	—	3,439	—
Foreign currency contracts
	Prepaid expenses and other assets	4,661	3,617	—	—
	Accrued expenses and other liabilities	6,561	4,386	170,638	177,746
Total derivatives designated as hedging instruments		$41,319	$65,096	$194,889	$185,538

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$84	$—	$348
	Other long-term assets	—	—	—	191
	Accrued expenses and other liabilities	—	—	576	—
Debt conversion options
	Exchangeable notes	—	—	185,788	176,173
Total derivatives not designated as hedging instruments		$—	$84	$186,364	$176,712
Total derivatives		$41,319	$65,180	$381,253	$362,250

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$24,869	$—	$24,869	$(4,661)	$20,208
Liabilities	381,253	(16,450)	364,803	(318,828)	45,975

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$60,794	$(8,331)	$52,463	$(3,617)	$48,846
Liabilities	353,919	(4,386)	349,533	(322,554)	26,979

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2023	March 31, 2022		March 31, 2023	March 31, 2022
Fuel contracts	$(29,015)	$92,483	Fuel	$12,597	$8,809
Fuel contracts	—	—	Other income (expense), net	(37)	—
Foreign currency contracts	10,540	(53,179)	Depreciation and amortization	(2,686)	(1,267)
Interest rate contracts	—	—	Interest expense, net	—	(40)
Total gain (loss) recognized in other comprehensive loss	$(18,475)	$39,304		$9,874	$7,502

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Depreciation			Depreciation
		and	Other Income		and	Interest
	Fuel	Amortization	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$194,868	$194,790	$(18,571)	$135,509	$179,076	$348,324

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	12,597	—	—	8,809	—	—
Foreign currency contracts	—	(2,686)	—	—	(1,267)	—
Interest rate contracts	—	—	—	—	—	(40)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(37)	—	—	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Three Months Ended
		March 31,
	Location of Gain (Loss)	2023	2022
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(596)	$29,743
Debt conversion options	Other income (expense), net	(9,615)	(66,999)

Long-Term Debt

As of March 31, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $11.9 billion, which was $1.3 billion and $1.8 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.          Employee Benefits and Compensation Plans

Restricted Share Unit Awards

In March 2023, NCLH granted 5.8 million time-based restricted share unit awards to our employees, which primarily vest in substantially equal installments over three years. Additionally, in March 2023, NCLH granted 0.8 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2025 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2026.

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2023:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2023	6,980,707	$22.83	2,749,939	$26.30	50,000	$59.43
Granted	5,874,554	15.07	819,020	15.14	—	—
Vested	(2,773,670)	25.81	(292,043)	35.59	—	—
Forfeited or expired	(97,332)	20.61	—	—	—	—
Non-vested as of March 31, 2023	9,984,259	17.46	3,276,916	22.68	50,000	59.43

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Payroll and related expense	$4,457	$6,204
Marketing, general and administrative expense	23,698	26,588
Total share-based compensation expense	$28,155	$32,792

9.          Commitments and Contingencies

Ship Construction Contracts

For the Oceania Cruises brand, the first Allura Class Ship, Oceania Cruises’ Vista, at approximately 67,000 Gross Tons and with 1,200 Berths, was delivered in April 2023. We refer you to Note 12 – “Subsequent Event” for additional information. For the Norwegian brand, we have five Prima Class Ships on order, each ranging from approximately 143,500 to 169,000 Gross Tons with 3,100 or more Berths, with currently scheduled delivery dates from 2023 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the eight ships on order for delivery, including Oceania Cruises’ Vista, as of March 31, 2023 was approximately €7.0 billion, or $7.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

After giving effect to amendments for our ships on order subsequent to March 31, 2023, minimum annual payments for non-cancelable ship construction contracts with initial or remaining terms in excess of one year were as follows (in thousands):

Year	Amount
Remainder of 2023	$2,273,090
2024	276,055
2025	1,872,552
2026	1,303,221
2027	1,228,119
2028	1,143,925
Thereafter	—
Total minimum annual payments	$8,096,962

In connection with the increases in our ship construction contracts, our export-credit backed facilities were increased such that 80% of the contract price and our related financing premiums are financed. This financing includes increases in the Company’s export-credit agency backed commitments of approximately €1.7 billion through 2028 to finance improvements, changes and modifications to certain newbuilds, owners’ supplies associated with preparing these ships to enter service and related financing premiums.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, and the complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On September 1, 2020, the district court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff, in which the district court granted another cruise line defendant judgment on the pleadings. As to the appeal in the related case, in November 2022, the Eleventh Circuit issued an opinion affirming the dismissal and, on February 8, 2023, issued its mandate to the district court. After the April 10, 2023 deadline for filing a petition for certiorari with the U.S. Supreme Court passed in the related appeals with the plaintiff taking no action there, on April 19, 2023, the plaintiff voluntarily dismissed with prejudice the action against the Company. In the Havana Docks Matter, after various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On

April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. For the Havana Docks Matter, we believe that the likelihood of loss is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, availment of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

Other

We are a party to a claim against a vendor which resulted in a verdict of approximately $159 million in favor of the Company in October 2022. At this time, there can be no assurance that the Company will ultimately prevail in the final outcome of this claim as the vendor filed a notice of appeal and posted a bond with the court in February 2023. No receivable has been recognized.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.1 billion in advance ticket sales at March 31, 2023 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2023, we had cash reserves of approximately $577.6 million with credit card processors, of which approximately $77.3 million is recognized in accounts receivable, net and approximately $500.3 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may adversely affect our liquidity.

10.          Other Income (Expense), Net

For the three months ended March 31, 2023, other income (expense), net was expense of $18.6 million primarily due to losses on our exchangeable notes and foreign currency remeasurements. For the three months ended March 31, 2022, other income (expense), net was expense of $28.9 million primarily due to losses on our exchangeable notes.

11.          Supplemental Cash Flow Information

For the three months ended March 31, 2023 and 2022, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $53.4 million and $17.4 million, respectively.

12. Subsequent Event

In April 2023, we took delivery of Oceania Cruises’ Vista. We had export credit financing in place for 80% of the contract price. The associated $632.6 million term loan bears interest at a fixed rate of 3.64% with a maturity date of April 30, 2035. Principal and interest payments are payable semiannually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our expectations regarding the impacts of the COVID-19 pandemic, Russia’s invasion of Ukraine and general macroeconomic conditions, our expectations regarding cruise voyage occupancy, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	the spread of epidemics, pandemics and viral outbreaks, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises), which is expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with regulatory restrictions related to the pandemic;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;

●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine, and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	any further impairment of our trademarks, trade names or goodwill;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10 K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (“Annual Report on Form 10 K”).

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

Terminology

This report includes certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss. Definitions of these non- GAAP financial measures are included below. For further information about our non-GAAP financial measures including detailed adjustments made in calculation our non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measure, we refer you to “Results of Operations” below.

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Loss. Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021, November 12, 2021 and December 6, 2022, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $0.8 billion as of March 31, 2023.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Loss, to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. Per Capacity Day data is not considered meaningful for the three months ended March 31, 2022 and is not presented herein.

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

Financial Presentation

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months; however, our cruise voyages were completely suspended from March 2020 until July 2021 due to the COVID-19 pandemic and our resumption of cruise voyages was phased in gradually, with full operation of our fleet resumed in May 2022. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, port fees and taxes and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casino, beverage sales, shore excursions, specialty dining, retail sales, spa services and Wi-Fi services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

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

Financing Transactions

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC will use the net proceeds for general corporate purposes.

In February 2023, NCLC entered into a Backstop Agreement with MS, pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part up to $300 million of amounts outstanding under the Senior Secured Credit Facility at any time between October 4, 2023 and January 2, 2024.

In April 2023, $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was assigned to a new lender under the same terms as the existing lenders who extended commitments in December 2022 under Amendment No. 4 to the Senior Secured Credit Facility.

See Note 6 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience strong consumer demand. The cumulative booked position for the remainder of 2023 is ahead of 2019 levels inclusive of the Company’s increase in capacity, at continued higher pricing. Onboard revenue generation remains robust and the Company continues to focus on increasing its pre-sold revenue from guests prior to voyage sailing. The phased Occupancy ramp-up is expected to be complete in the second quarter of 2023.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global events, including the downstream effects of the COVID-19 pandemic and Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices and interest rates. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, cost savings from our ongoing margin enhancement initiative were realized earlier than anticipated, and as a result, we expect operating costs per capacity day to show improvement in 2023. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s recently established targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We expect to incur significant expenses related to these regulatory requirements, which may include expenses related to greenhouse gas emissions reduction initiatives and the purchase of emissions allowances, among other things. If requirements become more stringent, we may be required to change certain operating procedures, for example slowing the speed of our ships, which could adversely impact our operations. We are evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended March 31, 2023 (“2023”) compared to three months ended March 31, 2022 (“2022”)

●	Total revenue increased to $1.8 billion compared to $521.9 million.
●	Net loss was $(194.3) million compared to $(1.1) billion.
●	Operating income was $10.8 million compared to operating loss of $(688.7) million.
●	Gross margin was $360.0 million compared to $(380.1) million. Adjusted Gross Margin was $1.3 billion compared to $401.4 million.

●	Adjusted Net Loss was $(127.7) million in 2023, which included $66.6 million of adjustments primarily related to our debt conversion options and share-based compensation. Adjusted Net Loss was $(760.3) million in 2022, which included $310.0 million of adjustments primarily related to losses on extinguishment and modification of debt and our debt conversion options.
●	Adjusted EBITDA improved 149.2% to $234.3 million compared to $(476.1) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Loss and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2023	2022
Passengers carried	633,910	191,150
Passenger Cruise Days	5,497,106	1,429,446
Capacity Days	5,415,547	2,978,353
Occupancy Percentage	101.5%	48.0%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended
	March 31,
	2023	2022
Total revenue	$1,821,939	$521,940
Less:
Total cruise operating expense	1,280,418	735,413
Ship depreciation	181,569	166,656
Gross margin	359,952	(380,129)
Ship depreciation	181,569	166,656
Payroll and related	304,155	240,727
Fuel	194,868	135,509
Food	95,966	39,516
Other	156,048	199,153
Adjusted Gross Margin	$1,292,558	$401,432
Capacity Days	5,415,547	2,978,353
Gross margin per Capacity Day	$66.47
Net Yield	$238.68

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
	2023	2022
Total cruise operating expense	$1,280,418	$735,413
Marketing, general and administrative expense	335,940	296,134
Gross Cruise Cost	1,616,358	1,031,547
Less:
Commissions, transportation and other expense	409,684	87,958
Onboard and other expense	119,697	32,550
Net Cruise Cost	1,086,977	911,039
Less: Fuel expense	194,868	135,509
Net Cruise Cost Excluding Fuel	892,109	775,530
Less Non-GAAP Adjustments:
Non-cash deferred compensation (1)	578	699
Non-cash share-based compensation (2)	28,155	32,792
Adjusted Net Cruise Cost Excluding Fuel	$863,376	$742,039
Capacity Days	5,415,547	2,978,353
Gross Cruise Cost per Capacity Day	$298.47
Net Cruise Cost per Capacity Day	$200.71
Net Cruise Cost Excluding Fuel per Capacity Day	$164.73
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$159.43
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Loss was calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(194,335)	$(1,070,278)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,010	1,012
Non-cash share-based compensation (2)	28,155	32,792
Extinguishment and modification of debt (3)	2,434	188,433
Debt conversion option, discount and expenses (4)	35,005	87,733
Adjusted Net Loss	$(127,731)	$(760,308)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(194,335)	$(1,070,278)
Interest expense, net	196,728	348,324
Income tax (benefit) expense	(10,173)	4,393
Depreciation and amortization expense	194,790	179,076
EBITDA	187,010	(538,485)
Other (income) expense, net (1)	18,571	28,878
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	578	699
Non-cash share-based compensation (3)	28,155	32,792
Adjusted EBITDA	$234,314	$(476,116)
(1)	Primarily consists of gains or losses from conversion options on our exchangeable notes and foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended March 31, 2023 (“2023”) compared to three months ended March 31, 2022 (“2022”)

Revenue

Total revenue increased to $1.8 billion in 2023 compared to $521.9 million in 2022. In 2023, revenue primarily increased as a result of our return to service with 5.5 million Passenger Cruise Days compared to 1.4 million in 2022.

Expense

Total cruise operating expense increased 74.1% in 2023 compared to 2022. In 2023, our cruise operating expenses were increased due to the resumption of voyages, resulting in higher payroll, fuel, and direct variable costs of fully operating ships. Costs for certain items such as food, fuel and logistics also continue to be elevated related to inflation. In 2022, the three months started with 16 ships operating with guests onboard and ended with 23 ships in service. Gross Cruise Cost increased 56.7% in 2023 compared to 2022 primarily related to the change in costs described above. Total other operating expense increased 11.7% in 2023 compared to 2022 primarily due to an increase in marketing costs as we return to historical occupancy and prepare for three new ship deliveries in 2023.

Interest expense, net was $196.7 million in 2023 compared to $348.3 million in 2022. The decrease in interest expense reflects lower losses in 2023 from extinguishment of debt and debt modification costs, which were $2.4 million in 2023 compared to $188.4 million in 2022. Excluding these losses, interest expense increased primarily as a result of higher rates.

Other income (expense), net was expense of $18.6 million in 2023 compared to expense of $28.9 million in 2022. The losses were primarily due to losses from conversion options on our exchangeable notes, and in 2023, from foreign currency remeasurements.

Liquidity and Capital Resources

General

As of March 31, 2023, our liquidity consisted of cash and cash equivalents of $694.6 million, a $591 million undrawn Revolving Loan Facility and a $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2023, NCLC issued $600 million aggregate principal amount of 8.375% senior secured notes due 2028. The proceeds from the notes were used to repay the loans outstanding under our Term Loan A Facility that otherwise would have become due in January 2024, including to pay any accrued and unpaid interest thereon, as well as related premiums, fees and expenses.

In February 2023, our $1 billion commitment letter was extended through February 2024, with an option for NCLC to further extend the commitments through February 2025 at its election. Simultaneously, the amount of the commitment was reduced to $650 million, which may be drawn in up to two draws, and in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028. NCLC will use the net proceeds for general corporate purposes.

In February 2023, NCLC entered into a Backstop Agreement with MS, pursuant to which MS has agreed to provide backstop committed financing to refinance and/or repay in whole or in part up to $300 million of amounts outstanding under the Senior Secured Credit Facility at any time between October 4, 2023 and January 2, 2024.

In April 2023, $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was assigned to a new lender under the same terms as the existing lenders who extended commitments in December 2022 under Amendment No. 4 to the Senior Secured Credit Facility. See Note 6 – “Long-Term Debt” for more information on the above financing transactions.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Summary of Significant Accounting Policies” for further information on liquidity. Refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for risks and uncertainties that may cause our results to differ from our expectations.

There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any residual impacts of the COVID-19 global pandemic, Russia’s ongoing invasion of Ukraine and current macroeconomic conditions such as inflation, rising fuel prices and rising interest rates. Based on the liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. Within the next twelve months we will pursue refinancings in order to reduce interest expense and/or extend debt maturities. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities.

We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. At March 31, 2023, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Since March 2020, Moody’s has downgraded our long-term issuer rating to B2, our senior secured rating to B1 and our senior unsecured rating to Caa1. In September 2022, Moody’s reaffirmed our current ratings. Since April 2020, S&P

Global has downgraded our issuer credit rating to B, lowered our issue-level rating on our $875 million Revolving Loan Facility and $0.8 billion Term Loan A Facility to BB-, our issue-level rating on our other senior secured notes to B+ and our senior unsecured rating to B-. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be further negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of March 31, 2023, we had advance ticket sales of $3.4 billion, including the long-term portion, which included approximately $100.0 million of future cruise credits. We also have agreements with our credit card processors that, as of March 31, 2023, governed approximately $3.1 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2023, we had cash collateral reserves of approximately $577.6 million with credit card processors, of which approximately $77.3 million is recognized in accounts receivable, net and approximately $500.3 million in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2023” refer to the three months ended March 31, 2023 and references to “2022” refer to the three months ended March 31, 2022.

Net cash provided by operating activities was $500.4 million in 2023 as compared to net cash used in operating activities of $370.6 million in 2022. The net cash provided by operating activities included net losses and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $668.3 million in 2023 and by $417.9 million in 2022. The net losses also include losses on extinguishment of debt of $188.4 million in 2022.

Net cash used in investing activities was $236.4 million in 2023 and net cash provided by investing activities was $79.7 million in 2022. The net cash used in investing activities was primarily related to newbuild payments in 2023. The net cash provided by investing activities was primarily related to maturities of short-term investments partially offset by newbuild payments and ship improvement projects in 2022.

Net cash used in financing activities was $510.5 million in 2023 primarily due debt repayments and a net decrease in our Revolving Loan Facility partially offset by the proceeds of $850 million from our various note offerings. Net cash provided by financing activities was $921.5 million in 2022 primarily due to the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $2.4 billion for the remainder of 2023, including Oceania Cruises’ Vista, and $0.4 billion and $1.9 billion for the years ending December 31, 2024 and 2025, respectively, reflecting delays in certain scheduled ship delivery dates. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $2.0 billion for the remainder of 2023 and $0.2 billion and $1.5 billion for the years ending December 31, 2024 and 2025, respectively. This financing includes increases in the Company’s export-credit agency backed commitments of approximately €1.7 billion through 2028 to finance improvements, changes and modifications to certain newbuilds, owners’ supplies associated with preparing these ships to enter service and related financing premiums. These changes include the modification and enlargement of the last four Prima Class Ships, which will increase gross tonnage by up to 20% compared to the Norwegian Prima and Norwegian Viva. The modifications for the last two Prima Class Ships also include changes to accommodate the use of methanol as an alternative fuel source in the future, reinforcing our commitment to reduce greenhouse gas emissions. Anticipated non-newbuild capital expenditures for the remainder of 2023 are approximately $0.3 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Oceania Cruises brand, the first Allura Class Ship, Oceania Cruises’ Vista, at approximately 67,000 Gross Tons and with 1,200 Berths, was delivered in April 2023. For the Norwegian brand, we have five Prima Class Ships on order, each ranging from approximately 143,500 to 169,000 Gross Tons with 3,100 or more Berths, with currently scheduled delivery dates from 2023 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of March 31, 2023, the combined contract prices of the eight ships on order for delivery, including Oceania Cruises’ Vista, was approximately €7.0 billion, or $7.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2023 and 2022 was $14.7 million and $13.3 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of March 31, 2023, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$1,190,961	$2,517,463	$2,304,505	$2,416,954	$3,363,092	$1,903,216	$2,004,038	$15,700,229
Ship construction contracts (2)	2,158,106	219,068	1,590,340	1,085,046	1,040,524	970,351	—	7,063,435
Total	$3,349,067	$2,736,531	$3,894,845	$3,502,000	$4,403,616	$2,873,567	$2,004,038	$22,763,664
(1)	Includes principal as well as estimated interest payments with LIBOR/Term SOFR held constant as of March 31, 2023. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2023. As of March 31, 2023, we have committed undrawn export-credit backed facilities of approximately $5.6 billion which funds approximately 80% of our ship construction contracts. After giving effect to amendments of our newbuild agreements subsequent to March 31, 2023, our material cash requirements for ship construction contracts are as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	2028	Thereafter	Total
Ship construction contracts	$2,273,090	$276,055	$1,872,552	$1,303,221	$1,228,119	$1,143,925	$—	$8,096,962

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships and certain other assets are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of March 31, 2023.

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

Interest Rate Risk

As of March 31, 2023, 84% of our debt was fixed and 16% was variable. As of December 31, 2022, 75% of our debt was fixed and 25% was variable. The change in our fixed rate percentage from December 31, 2022 to March 31, 2023 was primarily due to the addition of fixed rate debt, which partially replaced variable rate debt. Based on our March 31, 2023 outstanding variable rate debt balance, a one percentage point increase in annual LIBOR interest rates would increase our annual interest expense by approximately $21.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of March 31, 2023, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €4.6 billion, or $5.0 billion based on the euro/U.S. dollar exchange rate as of March 31, 2023. As of December 31, 2022, the payments not hedged aggregated €4.5 billion, or $4.8 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2022. The change from December 31, 2022 to March 31, 2023 was due to an increase in contract price for two newbuild agreements. We estimate that a 10% change in the euro as of March 31, 2023 would result in a $0.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 15.2% and 18.4% for the three months ended March 31, 2023 and 2022, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2023, we had hedged approximately 53% and 13% of our remaining 2023 and 2024 projected metric tons of fuel purchases, respectively. As of December 31, 2022, we had hedged approximately 50% of our 2023 projected metric tons of fuel purchases. The percentage of fuel purchases hedged changed between December 31, 2022 and March 31, 2023 primarily due to the addition of fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2023 fuel expense by $50.3 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $27.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The COVID-19 pandemic, Russia’s invasion of Ukraine and the impact of general macroeconomic conditions have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits

10.1

Indenture, dated February 2, 2023, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent, with respect to 8.375% Senior Secured Notes Due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 2, 2023 (File No. 001-35784))

10.2

Indenture, dated February 22, 2023, by and among, inter alia, NCL Corporation Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, with respect to the First Lien Senior Secured Notes (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.3

Second Amended and Restated Commitment Letter, dated February 22, 2023, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.4

Backstop Agreement, dated February 23, 2023, between NCL Corporation Ltd. and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 27, 2023 (File No. 001-35784))

10.5

Employment Agreement by and between NCL (Bahamas) Ltd. and Harry Sommer, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))†

10.6

Employment Agreement by and between NCL (Bahamas) Ltd. and David Herrera, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))†

10.7

Transition, Release and Consulting Agreement by and between NCL (Bahamas) Ltd. and Frank J. Del Rio, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))†

10.8*	Extension Agreement, dated April 21, 2023, to the Fifth Amended and Restated Credit Agreement dated May 8, 2020 (as further amended), among NCL Corporation Ltd. as a borrower and KfW IPEX-Bank GmbH

10.9

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.10

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.11

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.12

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.13

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.14

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022;

(ii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022;

(iii) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: May 5, 2023