Form 10-Q
period 2023-06-30
NCL CORP Ltd.
filed 2023-08-08
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Passenger ticket	$1,478,474	$793,892	$2,687,315	$1,136,347
Onboard and other	727,018	393,289	1,340,116	572,774
Total revenue	2,205,492	1,187,181	4,027,431	1,709,121
Cruise operating expense
Commissions, transportation and other	506,855	256,190	916,539	344,148
Onboard and other	161,880	96,155	281,577	128,705
Payroll and related	308,220	262,580	612,375	503,307
Fuel	164,242	181,189	359,110	316,698
Food	87,770	61,157	183,736	100,673
Other	154,643	216,045	310,691	415,198
Total cruise operating expense	1,383,610	1,073,316	2,664,028	1,808,729
Other operating expense
Marketing, general and administrative	351,335	328,074	687,275	624,208
Depreciation and amortization	197,115	181,587	391,905	360,663
Total other operating expense	548,450	509,661	1,079,180	984,871
Operating income (loss)	273,432	(395,796)	284,223	(1,084,479)
Non-operating income (expense)
Interest expense, net	(204,269)	(167,805)	(400,997)	(516,129)
Other income (expense), net	(348,639)	519,749	(367,210)	490,871
Total non-operating income (expense)	(552,908)	351,944	(768,207)	(25,258)
Net loss before income taxes	(279,476)	(43,852)	(483,984)	(1,109,737)
Income tax benefit (expense)	(809)	547	9,364	(3,846)
Net loss	$(280,285)	$(43,305)	$(474,620)	$(1,113,583)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(280,285)	$(43,305)	$(474,620)	$(1,113,583)
Other comprehensive loss:
Shipboard Retirement Plan	64	94	128	2,570
Cash flow hedges:
Net unrealized loss	(4,577)	(90,503)	(23,052)	(51,199)
Amount realized and reclassified into earnings	2,547	(36,075)	(7,327)	(43,577)
Total other comprehensive loss	(1,966)	(126,484)	(30,251)	(92,206)
Total comprehensive loss	$(282,251)	$(169,789)	$(504,871)	$(1,205,789)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$893,188	$941,026
Accounts receivable, net	219,116	326,272
Inventories	153,850	148,717
Prepaid expenses and other assets	576,143	446,021
Total current assets	1,842,297	1,862,036
Property and equipment, net	15,054,710	14,516,366
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,146,264	1,569,800
Total assets	$18,641,930	$18,546,861
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$979,153	$991,128
Current portion of exchangable notes	225,373	—
Accounts payable	148,328	228,742
Accrued expenses and other liabilities	1,198,136	1,318,495
Due to NCLH	60,376	53,768
Advance ticket sales	3,345,767	2,516,521
Total current liabilities	5,957,133	5,108,654
Long-term debt	9,957,827	10,452,572
Exchangeable notes	2,145,370	1,962,984
Other long-term liabilities	820,201	803,850
Total liabilities	18,880,531	18,328,060
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; Series A-3: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2023 and December 31, 2022)	37	37
Additional paid-in capital	8,629,815	8,582,346
Accumulated other comprehensive income (loss)	(509,043)	(478,792)
Accumulated deficit	(8,359,410)	(7,884,790)
Total shareholders’ equity (deficit)	(238,601)	218,801
Total liabilities and shareholders’ equity	$18,641,930	$18,546,861

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(474,620)	$(1,113,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	477,336	435,387
(Gain) loss on derivatives	359,635	(421,713)
Loss on extinguishment of debt	2,801	188,433
Provision for bad debts and inventory obsolescence	1,497	2,500
Gain on involuntary conversion of assets	(4,583)	(1,880)
Share-based compensation expense	72,691	62,840
Net foreign currency adjustments on euro-denominated debt	1,822	(12,063)
Changes in operating assets and liabilities:
Accounts receivable, net	106,709	566,265
Inventories	(5,815)	(36,748)
Prepaid expenses and other assets	316,583	(542,410)
Accounts payable	(72,345)	(127,188)
Accrued expenses and other liabilities	(75,294)	137,507
Advance ticket sales	826,221	755,189
Net cash provided by (used in) operating activities	1,532,638	(107,464)
Cash flows from investing activities
Additions to property and equipment, net	(974,190)	(326,303)
Proceeds from maturities of short-term investments	—	240,000
Cash paid on settlement of derivatives	(23,379)	—
Other	5,367	5,237
Net cash used in investing activities	(992,202)	(81,066)
Cash flows from financing activities
Repayments of long-term debt	(2,500,777)	(1,268,888)
Proceeds from long-term debt	2,038,187	2,073,175
Due to NCLH, net	6,608	1,517
Net share settlement of restricted share units	(25,222)	(11,991)
Early redemption premium	—	(172,012)
Deferred financing fees	(107,070)	(36,359)
Net cash provided by (used in) financing activities	(588,274)	585,442
Net increase (decrease) in cash and cash equivalents	(47,838)	396,912
Cash and cash equivalents at beginning of period	941,026	1,500,357
Cash and cash equivalents at end of period	$893,188	$1,897,269

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2023	$37	$8,599,195	$(507,077)	$(8,079,125)	$13,030
Share-based compensation	—	44,536	—	—	44,536
Net share settlement of restricted share units	—	(13,916)	—	—	(13,916)
Other comprehensive loss, net	—	—	(1,966)	—	(1,966)
Net loss	—	—	—	(280,285)	(280,285)
Balance, June 30, 2023	$37	$8,629,815	$(509,043)	$(8,359,410)	$(238,601)

	Six Months Ended June 30, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	$37	$8,582,346	$(478,792)	$(7,884,790)	$218,801
Share-based compensation	—	72,691	—	—	72,691
Net share settlement of restricted share units	—	(25,222)	—	—	(25,222)
Other comprehensive loss, net	—	—	(30,251)	—	(30,251)
Net loss	—	—	—	(474,620)	(474,620)
Balance, June 30, 2023	$37	$8,629,815	$(509,043)	$(8,359,410)	$(238,601)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) - Continued

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2022	$37	$8,510,601	$(252,521)	$(6,984,637)	$1,273,480
Share-based compensation	—	30,048	—	—	30,048
Net share settlement of restricted share units	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	(126,484)	—	(126,484)
Net loss	—	—	—	(43,305)	(43,305)
Balance, June 30, 2022	$37	$8,540,619	$(379,005)	$(7,027,942)	$1,133,709

	Six Months Ended June 30, 2022
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	$37	$8,489,770	$(286,799)	$(5,914,359)	$2,288,649
Share-based compensation	—	62,840	—	—	62,840
Net share settlement of restricted share units	—	(11,991)	—	—	(11,991)
Other comprehensive loss, net	—	—	(92,206)	—	(92,206)
Net loss	—	—	—	(1,113,583)	(1,113,583)
Balance, June 30, 2022	$37	$8,540,619	$(379,005)	$(7,027,942)	$1,133,709

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2023, we had 30 ships with approximately 62,000 Berths and had orders for seven additional ships to be delivered through 2028.

Norwegian Viva was delivered in August 2023. We refer you to Note 13 – “Subsequent Event” for additional information. We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Explorer Class Ship on order for delivery in 2023. We have one Allura Class Ship on order for delivery in 2025. These additions to our fleet will increase our total Berths to approximately 82,000.

2.            Summary of Significant Accounting Policies

Liquidity and Management’s Plan

Due to the impact of COVID-19, in March 2020, the Company implemented a voluntary suspension of all cruise voyages across its three brands. In the third quarter of 2021, we began a phased relaunch of our fleet, which was completed in early May 2022, with all ships now in operation with guests on board. As a result of actions the Company undertook in response to the impacts of the COVID-19 pandemic, we have a substantial debt balance and we require a significant amount of our liquidity and cash flows to service our debt.

The estimation of our future cash flow projections includes numerous assumptions that are subject to various risks and uncertainties. Our principal assumptions for future cash flow projections include:

●	Expected normalized Occupancy levels, which are expected to be between approximately 105% to 106% annually;
●	Expected sustained increase in revenue per Passenger Cruise Day through a combination of both passenger ticket and onboard revenue as compared to 2019;
●	Expected timing of cash collections for bookings;
●	Expected fuel prices based on forward curves; and
●	Expected impact of inflation on cost items other than fuel.

Our projected liquidity requirements also reflect our principal assumptions surrounding ongoing operating costs, as well as liquidity requirements for financing costs and necessary capital expenditures and our expectation that holders of the

2024 Exchangeable Notes will exchange their 2024 Exchangeable Notes for shares. In addition, as a result of lingering impacts associated with the COVID-19 pandemic and other global events, such as Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including increases in inflation rates, fuel prices, and interest rates. These conditions have resulted, and may continue to result, in increased expenses and may also impact travel or consumer discretionary spending. We believe the ongoing effects of the foregoing factors and events on our operations and global bookings, including our substantial debt balance, have had, and will continue to have, a significant impact on our financial results and liquidity.

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

Based on these actions and assumptions as discussed above, and considering our liquidity of approximately $2.4 billion, including cash and cash equivalents of $893.2 million and borrowings available under our $875 million undrawn Revolving Loan Facility and $650 million undrawn commitment less related fees (see Note 7 – “Long-Term Debt”) as of June 30, 2023, we have concluded that we have sufficient liquidity to satisfy our obligations for at least the next twelve months. In addition, we have $300 million of backstop committed financing for amounts outstanding under the Senior Secured Credit Facility, which is available between October 4, 2023 and January 2, 2024 (see Note 7 – “Long-Term Debt”).

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $11.1 million and a gain of $36.4 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $19.8 million and a gain of $44.7 million for the six months ended June 30, 2023 and 2022, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $31.5 million and $118.4 million due from credit card processors as of June 30, 2023 and December 31, 2022, respectively.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	$1,221,177	$673,503	$2,582,230	$1,160,938
Europe	880,129	499,917	961,447	524,714
Asia-Pacific	89,890	13,362	295,552	21,654
Other	14,296	399	188,202	1,815
Total revenue	$2,205,492	$1,187,181	$4,027,431	$1,709,121

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Segment Reporting

We have concluded that our business has a single reportable segment. Each brand, Norwegian, Oceania Cruises and Regent, constitutes a business for which discrete financial information is available and management regularly reviews the brand level operating results and, therefore, each brand is considered an operating segment. Our operating segments have similar economic and qualitative characteristics, including similar long-term margins, products and services; therefore, we aggregate all of the operating segments into one reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests has approximated 83-87% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2023 and December 31, 2022, our receivables from customers were $91.6 million and $94.2 million, respectively, primarily related to in-transit credit card receivables.

Our standard payment and cancellation penalties apply for all sailings after March 31, 2023. Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $81.2 million. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of June 30, 2023 and December 31, 2022, our contract liabilities were $2.5 billion and $1.7 billion, respectively. Of the amounts included within contract liabilities as of June 30, 2023, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. Refunds payable to guests are included in accounts payable. For the six months ended June 30, 2023, $1.7 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	Other long-term assets	$715,537	$707,086
Current operating lease liabilities	Accrued expenses and other liabilities	40,149	39,689
Non-current operating lease liabilities	Other long-term liabilities	597,056	588,064

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2023 was as follows (in thousands):

	Six Months Ended June 30, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive loss before reclassifications	(23,052)	(23,052)		—
Amounts reclassified into earnings	(7,199)	(7,327)	(1)	128	(2)
Accumulated other comprehensive income (loss) at end of period	$(509,043)	$(511,604)	(3)	$2,561

Accumulated other comprehensive income (loss) for the six months ended June 30, 2022 was as follows (in thousands):

	Six Months Ended June 30, 2022
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(286,799)	$(280,343)		$(6,456)
Current period other comprehensive income (loss) before reclassifications	(48,818)	(51,199)		2,381
Amounts reclassified into earnings	(43,388)	(43,577)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(379,005)	$(375,119)		$(3,886)
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $24.0 million of loss expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $538.3 million for the six months ended June 30, 2023 primarily due to the delivery of Oceania Cruises’ Vista. We determine the weighted average useful lives of our ships based primarily on our estimates of the useful lives of the ships’ major component systems on the date of acquisition, such as cabins, main diesels, main electric, superstructure and hull, and their related proportional weighting to the ship as a whole. We have assessed the weighted-average useful life of the components of Oceania Cruises’ Vista and assigned a useful life and residual value to the Allura Class Ships consistent with our accounting policy. The useful life and residual value consider the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, anticipated changes in technological conditions and the related proportional weighting of the major components of the Allura Class Ships.

7.            Long-Term Debt

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

In February 2023, in connection with the execution of the amended commitment letter, NCLC issued $250 million aggregate principal amount of 9.75% senior secured notes due 2028 (the “Class A Notes” and, collectively with the Class B Notes and the Backstop Notes, the “Notes”), subject to an issue fee of 2.00%. NCLC used the net proceeds from the Class A Notes for general corporate purposes. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time prior to February 22, 2025, at a “make-whole” redemption price, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. NCLC may redeem the Class A Notes at its option, in whole or in part, at any time and from time to time on or after February 22, 2025, at the redemption prices set forth in the indenture governing the Class A Notes, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. The Class A Notes pay interest at 9.75% per annum, quarterly on February 15, May 15, August 15 and November 15 of each year, to holders of record at the close of business on the immediately preceding February 1, May 1, August 1 and November 1, respectively.

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

In May and June 2023, certain of NCLC’s export-credit backed facilities were amended to replace LIBOR with Term SOFR. In connection with these amendments, the Company adopted Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. As of June 30, 2023, we have applied certain optional expedients in our accounting for these amendments and the impact was immaterial.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of June 30, 2023 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes (1)	$146,601	$(19,370)	$127,231	$242,046	Level 2
2025 Exchangeable Notes	450,000	(83,658)	366,342	616,397	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(192,120)	957,880	1,059,518	Level 2
2027 2.5% Exchangeable Notes	473,175	(80,270)	392,905	450,458	Level 2
(1)	We expect that the 2024 Exchangeable Notes will be redeemed for shares. We expect that the holders of the 2024 Exchangeable Notes will exchange their 2024 Exchangeable Notes for shares.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2022 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(28,705)	$117,896	$161,840	Level 2
2025 Exchangeable Notes	450,000	(99,684)	350,316	433,580	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(215,070)	934,930	763,830	Level 2
2027 2.5% Exchangeable Notes	473,175	(89,506)	383,669	331,743	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Coupon interest	$14,437	$13,924	$28,875	$26,916
Amortization of discount and deferred financing fees	29,433	26,259	57,547	49,207
Total	$43,870	$40,183	$86,422	$76,123

As of June 30, 2023, the effective interest rate is 22.74%, 15.89%, 6.28% and 7.88% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes which can be settled in shares and finance lease obligations as of June 30, 2023 (in thousands):

Year	Amount
Remainder of 2023	$475,986
2024	1,712,045
2025	1,899,496
2026	2,106,171
2027	3,158,887
2028	1,815,376
Thereafter	2,227,032
Total	$13,394,993

Debt Covenants

As of June 30, 2023, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2023, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 481 thousand metric tons of our projected fuel purchases, maturing through December 31, 2024.

As of June 30, 2023, we had fuel swaps pertaining to approximately 11 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2023.

As of June 30, 2023, we had foreign currency forward contracts which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €1.2 billion, or $1.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2023.

As of June 30, 2023, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2023 were 10.7 million, 24.0 million, 34.1 million and 13.7 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2023	2022	2023	2022
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$11,535	$53,224	$—	$7,137
	Other long-term assets	—	3,869	—	655
	Accrued expenses and other liabilities	5,695	—	19,504	—
	Other long-term liabilities	385	—	4,323	—
Foreign currency contracts
	Prepaid expenses and other assets	4,739	3,617	—	—
	Accrued expenses and other liabilities	5,259	4,386	139,871	177,746
Total derivatives designated as hedging instruments		$27,613	$65,096	$163,698	$185,538

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$84	$—	$348
	Other long-term assets	—	—	—	191
	Accrued expenses and other liabilities	—	—	1,175	—
Debt conversion options
	Exchangeable notes	—	—	526,385	176,173
Total derivatives not designated as hedging instruments		$—	$84	$527,560	$176,712
Total derivatives		$27,613	$65,180	$691,258	$362,250

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$16,274	$—	$16,274	$(4,739)	$11,535
Liabilities	691,258	(11,339)	679,919	(635,053)	44,866

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2022	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$60,794	$(8,331)	$52,463	$(3,617)	$48,846
Liabilities	353,919	(4,386)	349,533	(322,554)	26,979

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Fuel contracts	$(12,055)	$52,249	Fuel	$572	$37,342
Fuel contracts	—	—	Other income (expense), net	(306)	—
Foreign currency contracts	7,478	(142,752)	Depreciation and amortization	(2,813)	(1,267)
Total gain (loss) recognized in other comprehensive loss	$(4,577)	$(90,503)		$(2,547)	$36,075

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Fuel contracts	$(41,070)	$144,732	Fuel	$13,169	$46,151
Fuel contracts	—	—	Other income (expense), net	(343)	—
Foreign currency contracts	18,018	(195,931)	Depreciation and amortization	(5,499)	(2,534)
Interest rate contracts	—	—	Interest expense, net	—	(40)
Total gain (loss) recognized in other comprehensive loss	$(23,052)	$(51,199)		$7,327	$43,577

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Depreciation			Depreciation
		and	Other Income		and	Interest
	Fuel	Amortization	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$164,242	$197,115	$(348,639)	$181,189	$181,587	$167,805

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	572	—	—	37,342	—	—
Foreign currency contracts	—	(2,813)	—	—	(1,267)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(306)	—	—	—

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Depreciation			Depreciation
		and	Other Income		and	Interest
	Fuel	Amortization	(Expense), net	Fuel	Amortization	Expense, net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$359,110	$391,905	$(367,210)	$316,698	$360,663	$516,129

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	13,169	—	—	46,151	—	—
Foreign currency contracts	—	(5,499)	—	—	(2,534)	—
Interest rate contracts	—	—	—	—	—	(40)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(343)	—	—	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(251)	$4,335	$(847)	$34,078
Foreign currency contracts	Other income (expense), net	(1,315)	(11,856)	(1,528)	(11,856)
Debt conversion options	Other income (expense), net	(340,597)	488,759	(350,212)	421,760

Long-Term Debt

As of June 30, 2023 and December 31, 2022, the fair value of our long-term debt, including the current portion, was $12.2 billion and $11.9 billion, respectively, which was $1.3 billion and $1.8 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which provided for the issuance of up to 15,035,106 of NCLH’s ordinary shares pursuant to awards granted under the plan. In May 2016, May 2021 and June 2022, the plan was amended and restated (the “Restated 2013 Plan”) pursuant to approval from the Board of Directors and NCLH’s shareholders. Among other things, under the Restated 2013 Plan, the number of NCLH’s ordinary shares that could have been delivered pursuant to all awards granted under the plan was increased to a maximum aggregate limit of 39,375,106 shares. In June 2023, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 2,633,900, resulting in an increase in the maximum aggregate limit to 42,009,006 shares.

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2023:

	Number of	Weighted-	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant	Market-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2023	6,980,707	$22.83	2,749,939	$26.30	50,000	$59.43
Granted	5,933,520	15.05	919,890	14.87	—	—
Vested	(3,339,307)	24.66	(1,363,469)	22.14	—	—
Forfeited or expired	(201,540)	18.85	—	—	(50,000)	59.43
Non-vested as of June 30, 2023	9,373,380	17.34	2,306,360	24.20	—	—

Share Option Awards

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

							Weighted-
	Number of Share Option Awards			Weighted-Average Exercise Price			Average	Aggregate
	Time-	Performance-	Market-	Time-	Performance-	Market-	Contractual	Intrinsic
	Based	Based	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2023	4,198,595	114,583	208,333	$51.92	$59.43	$59.43	2.29	$—
Forfeited and cancelled	(587,114)	—	(208,333)	45.11	—	59.43
Outstanding as of June 30, 2023	3,611,481	114,583	—	53.03	59.43	—	1.77	—

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Payroll and related expense	$4,876	$5,732	$9,333	$11,936
Marketing, general and administrative expense	39,660	24,316	63,358	50,904
Total share-based compensation expense	$44,536	$30,048	$72,691	$62,840

10.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, the second Prima Class Ship, Norwegian Viva, at approximately 143,500 Gross Tons and 3,100 Berths, was delivered in August 2023. We refer you to Note 13 – “Subsequent Event” for additional information. For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,450 or more Berths, with currently scheduled delivery dates from 2025 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices of the seven ships on order for delivery, including Norwegian Viva, as of June 30, 2023 was approximately €7.4 billion, or $8.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

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

Helms-Burton Act

On August 27, 2019, two lawsuits were filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint filed by Javier Garcia-Bengochea (the “Garcia-Bengochea Matter”) alleges that he holds an interest in the Port of Santiago, Cuba, and the complaint filed by Havana Docks Corporation (the “Havana Docks Matter”) alleges it holds an interest in the Havana Cruise Port Terminal, both of which were expropriated by the Cuban Government. The complaints further allege that the Company “trafficked” in those properties by embarking and disembarking passengers at these facilities, as well as profiting from the Cuban Government’s possession of the property. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. On September 1, 2020, the district court in the Garcia-Bengochea Matter entered an order staying all case deadlines and administratively closed the case pending the outcome of an appeal in a related case brought by the same plaintiff, in which the district court granted another cruise line defendant judgment on the pleadings. As to the appeal in the related case, in November 2022, the Eleventh Circuit issued an opinion affirming the dismissal and, on February 8, 2023, issued its mandate to the district court. After the April 10, 2023 deadline for filing a petition for certiorari with the U.S. Supreme Court passed in the related appeals with the plaintiff taking no action there, on April 19, 2023, the plaintiff voluntarily dismissed with prejudice the action against the Company. In the Havana Docks Matter, after various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. For the Havana Docks Matter, we believe that the likelihood of loss is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, availment of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

Other

We are a party to a claim against a vendor which resulted in a verdict of approximately $159 million in favor of the Company in October 2022. The court entered a final judgment of approximately that amount in February 2023. Thereafter, the vendor posted a bond and appealed the judgment. On July 12, 2023, the vendor filed its initial appellate brief. At this time, there can be no assurance that the Company will ultimately prevail in the final outcome of this claim, and no receivable has been recognized by the Company.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.2 billion in advance ticket sales at June 30, 2023 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2023, we had cash reserves of approximately $31.5 million with credit card processors recognized in accounts receivable, net. During the three months ended June 30, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

11.          Other Income (Expense), Net

For the three months ended June 30, 2023 and 2022, other income (expense), net was expense of $348.6 million and income of $519.7 million, respectively, and for the six months ended June 30, 2023 and 2022, other income (expense), net was expense of $367.2 million and income of $490.9 million, respectively, primarily due to net gains and losses from conversion options on our exchangeable notes.

12.          Supplemental Cash Flow Information

For the six months ended June 30, 2023 and 2022, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $49.4 million and $145.5 million, respectively.

13. Subsequent Event

In August 2023, we took delivery of Norwegian Viva. We had export credit financing in place for 80% of the contract price. The associated $1.1 billion term loan bears interest at a fixed rate of 2.77% with a maturity date of August 3, 2035. Principal and interest payments are payable semiannually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations (including those regarding expected fleet additions, our expectations regarding macroeconomic conditions, our expectations regarding cruise voyage occupancy, the implementation of and effectiveness of our health and safety protocols, operational position, demand for voyages, plans or goals for our sustainability program and decarbonization efforts, our expectations for future cash flows and profitability, financing opportunities and extensions, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures) are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	the spread of epidemics, pandemics and viral outbreaks, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises), which has adversely impacted and may continue to adversely impact our results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;

●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets as a result of the impact of the COVID-19 pandemic or otherwise;
●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine, and threats thereof, acts of piracy, and other international events;
●	adverse incidents involving cruise ships;
●	breaches in data security or other disturbances to our information technology and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	any further impairment of our trademarks, trade names or goodwill;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and

●	other factors set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (“Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net loss adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	Explorer Class Ships. Regent’s Seven Seas Explorer, Seven Seas Splendor, and Seven Seas Grandeur.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva and four additional ships on order.
●	Revolving Loan Facility. $875.0 million senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Senior Secured Credit Facility. The Credit Agreement, originally dated as of May 24, 2013, as amended and restated on October 31, 2014, June 6, 2016, October 10, 2017, January 2, 2019 and May 8, 2020, and as further amended on January 29, 2021, March 25, 2021, November 12, 2021 and December 6, 2022, by and among NCLC and Voyager Vessel Company, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and various lenders and agents, providing for a senior secured credit facility consisting of (i) the Revolving Loan Facility and (ii) the Term Loan A Facility.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Term Loan A Facility. The senior secured term loan A facility having an outstanding principal amount of approximately $0.8 billion as of June 30, 2023.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income (Loss), to enable us to analyze our performance. See “Terminology” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts net income (loss), we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance. Per Capacity Day data is not considered meaningful for the three or six months ended June 30, 2022 due to our phased restart of cruise operations, which was completed in May 2022, and is not presented herein.

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. In addition, management uses Adjusted EBITDA as a performance measure for our incentive compensation. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income (loss), as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

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

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

Occupancy reached approximately 105% for the three months ended June 30, 2023, in line with our expectations and marking a significant milestone with the phased ramp-up now complete. As expected, Occupancy for the three months ended June 30, 2023 is slightly lower compared to the same period in 2019, reflecting the Company’s strategic shift to longer, more immersive itineraries. This shift naturally results in lower Occupancy levels and is expected to attract higher quality guests, generate higher Net Yield, improve guest satisfaction and cultivate stronger loyalty over time.

The Company continues to experience strong and resilient consumer demand. The cumulative booked position for the second half of 2023 is ahead of 2019 levels at continued higher pricing. On a 12-month forward basis, the Company continues to be in its optimal booked position of approximately 60-65%. Onboard revenue generation remains robust with broad-based strength across all revenue streams. The Company continues to focus on increasing its pre-sold revenue from guests prior to sailing, as this typically results in higher overall spend throughout the cruise journey as well as earlier and more predictable cash inflow.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global events, including the lingering effects of the COVID-19 pandemic and Russia’s ongoing invasion of Ukraine and actions taken by the United States and other governments in response to the invasion, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been, and are expected to continue to be, adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices and interest rates. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, cost savings from our ongoing margin enhancement initiative were realized earlier than anticipated, and as a result, we expect operating costs per Capacity Day to show continued improvement in 2023. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s recently established targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We are now targeting a reduction in greenhouse gas intensity of 10% by 2026 and 25% by 2030, compared to a 2019 baseline and measured on a per Capacity Day basis (the targets cover the Company’s emissions from its fleet of ships, islands and facilities (Scopes 1 & 2) as well as upstream fuel- and energy-related activities, including well-to-tank emissions (a portion of Scope 3). We expect to incur significant expenses related to these regulatory requirements and commitments, which may include expenses related to greenhouse gas emissions reduction initiatives and the purchase of emissions allowances, among other things. If requirements become more stringent, we may be required to change certain operating procedures, for example slowing the speed of our ships, which could adversely impact our operations. We are evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended June 30, 2023 (“2023”) compared to three months ended June 30, 2022 (“2022”)

●	Total revenue increased to $2.2 billion compared to $1.2 billion.

●	Net loss was $(280.3) million compared to $(43.3) million.
●	Operating income was $273.4 million compared to operating loss of $(395.8) million.
●	Gross margin was $638.4 million compared to $(56.9) million. Adjusted Gross Margin was $1.5 billion compared to $834.8 million.
●	Adjusted Net Income was $133.2 million in 2023, which included $413.5 million of adjustments primarily related to our debt conversion options. Adjusted Net Loss was $(477.3) million in 2022, which included $(434.0) million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 381.1% to $515.7 million compared to $(183.5) million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income (Loss) and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Passengers carried	693,085	393,943	1,326,995	585,093
Passenger Cruise Days	5,781,750	2,999,303	11,278,856	4,428,749
Capacity Days	5,513,288	4,639,435	10,928,835	7,617,788
Occupancy Percentage	104.9%	64.6%	103.2%	58.1%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$2,205,492	$1,187,181	$4,027,431	$1,709,121
Less:
Total cruise operating expense	1,383,610	1,073,316	2,664,028	1,808,729
Ship depreciation	183,499	170,736	365,068	337,392
Gross margin	638,383	(56,871)	998,335	(437,000)
Ship depreciation	183,499	170,736	365,068	337,392
Payroll and related	308,220	262,580	612,375	503,307
Fuel	164,242	181,189	359,110	316,698
Food	87,770	61,157	183,736	100,673
Other	154,643	216,045	310,691	415,198
Adjusted Gross Margin	$1,536,757	$834,836	$2,829,315	$1,236,268
Capacity Days	5,513,288	4,639,435	10,928,835	7,617,788
Gross margin per Capacity Day	$115.79		$91.35
Net Yield	$278.74		$258.89

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total cruise operating expense	$1,383,610	$1,073,316	$2,664,028	$1,808,729
Marketing, general and administrative expense	351,335	328,074	687,275	624,208
Gross Cruise Cost	1,734,945	1,401,390	3,351,303	2,432,937
Less:
Commissions, transportation and other expense	506,855	256,190	916,539	344,148
Onboard and other expense	161,880	96,155	281,577	128,705
Net Cruise Cost	1,066,210	1,049,045	2,153,187	1,960,084
Less: Fuel expense	164,242	181,189	359,110	316,698
Net Cruise Cost Excluding Fuel	901,968	867,856	1,794,077	1,643,386
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	578	699	1,156	1,398
Non-cash share-based compensation (2)	44,536	30,048	72,691	62,840
Adjusted Net Cruise Cost Excluding Fuel	$856,854	$837,109	$1,720,230	$1,579,148
Capacity Days	5,513,288	4,639,435	10,928,835	7,617,788
Gross Cruise Cost per Capacity Day	$314.68		$306.65
Net Cruise Cost per Capacity Day	$193.39		$197.02
Net Cruise Cost Excluding Fuel per Capacity Day	$163.60		$164.16
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$155.42		$157.40
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(280,285)	$(43,305)	$(474,620)	$(1,113,583)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,010	1,012	2,020	2,024
Non-cash share-based compensation (2)	44,536	30,048	72,691	62,840
Extinguishment and modification of debt (3)	719	—	3,153	188,433
Debt conversion option, discount and expenses (4)	367,185	(465,062)	402,190	(377,329)
Adjusted Net Income (Loss)	$133,165	$(477,307)	$5,434	$(1,237,615)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(280,285)	$(43,305)	$(474,620)	$(1,113,583)
Interest expense, net	204,269	167,805	400,997	516,129
Income tax (benefit) expense	809	(547)	(9,364)	3,846
Depreciation and amortization expense	197,115	181,587	391,905	360,663
EBITDA	121,908	305,540	308,918	(232,945)
Other (income) expense, net (1)	348,639	(519,749)	367,210	(490,871)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	578	699	1,156	1,398
Non-cash share-based compensation (3)	44,536	30,048	72,691	62,840
Adjusted EBITDA	$515,661	$(183,462)	$749,975	$(659,578)
(1)	Primarily consists of gains or losses from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended June 30, 2023 (“2023”) compared to three months ended June 30, 2022 (“2022”)

Revenue

Total revenue increased to $2.2 billion in 2023 compared to $1.2 billion in 2022. In 2023, revenue primarily increased as a result of increases in our Occupancy following our return to service with 5.8 million Passenger Cruise Days compared to 3.0 million in 2022.

Expense

Total cruise operating expense increased 28.9% in 2023 compared to 2022. In 2023, our cruise operating expenses increased due to the resumption of voyages, resulting in higher direct variable costs of fully operating ships. In 2022, the three months started with 23 ships operating with guests onboard and ended with the full fleet in service. Gross Cruise Cost increased 23.8% in 2023 compared to 2022 primarily related to the change in costs described above. Total other operating expense increased 7.6% in 2023 compared to 2022 primarily due to an increase in salaries and benefits, which includes higher share-based compensation expenses as well as other expenses related to the retirement of our prior President and Chief Executive Officer.

Interest expense, net was $204.3 million in 2023 compared to $167.8 million in 2022. The increase in interest expense is primarily as a result of higher rates.

Other income (expense), net was expense of $348.6 million in 2023 compared to income of $519.7 million in 2022. The income and expense primarily related to net gains and losses from conversion options on our exchangeable notes.

Six months ended June 30, 2023 (“2023”) compared to six months ended June 30, 2022 (“2022”)

Revenue

Total revenue increased to $4.0 billion in 2023 compared to $1.7 billion in 2022. In 2023, revenue primarily increased as a result of increases in our Occupancy following our return to service with 11.3 million Passenger Cruise Days compared to 4.4 million in 2022.

Expense

Total cruise operating expense increased 47.3% in 2023 compared to 2022. In 2023, our cruise operating expenses increased due to the resumption of voyages, resulting in higher payroll, food and direct variable costs of fully operating ships. In 2022, the six months started with 16 ships operating with guests onboard and ended with the full fleet in service. Gross Cruise Cost increased 37.7% in 2023 compared to 2022 primarily related to the change in costs described above. Total other operating expense increased 9.6% in 2023 compared to 2022 primarily due to an increase in salaries and benefits, which includes higher share-based compensation expenses as well as other expenses related to the retirement of our prior President and Chief Executive Officer. Marketing costs also increased in 2023 compared to 2022 as we returned to historical Occupancy and prepared for three new ship deliveries in 2023.

Interest expense, net was $401.0 million in 2023 compared to $516.1 million in 2022. The decrease in interest expense reflects lower losses in 2023 from extinguishment of debt and debt modification costs, which were $3.2 million in 2023 compared to $188.4 million in 2022. Excluding these losses, interest expense increased primarily as a result of higher rates.

Other income (expense), net was expense of $367.2 million in 2023 compared to income of $490.9 million in 2022. The income and expense primarily related to net gains and losses from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of June 30, 2023, our liquidity was approximately $2.4 billion, including cash and cash equivalents of $893.2 million and borrowings available under our $875 million fully undrawn Revolving Loan Facility and $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

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

In April 2023, $82.5 million in aggregate principal amount of the Revolving Loan Facility that was not previously extended was assigned to a new lender under the same terms as the existing lenders who extended commitments in December 2022 under Amendment No. 4 to the Senior Secured Credit Facility. See Note 7 – “Long-Term Debt” for more information on the above financing transactions.

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

We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. At June 30, 2023, taking into account such amendments, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of June 30, 2023, we had advance ticket sales of $3.5 billion, including the long-term portion, which included approximately $81.2 million of future cruise credits. We also have agreements with our credit card processors that, as of June 30, 2023, governed approximately $3.2 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2023, we had cash collateral reserves of approximately $31.5 million with credit card processors recognized in accounts receivable, net. During the three months ended June 30, 2023, the Company received a return of cash collateral from one credit card processor of $500 million, which was previously classified as other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2023” refer to the six months ended June 30, 2023 and references to “2022” refer to the six months ended June 30, 2022.

Net cash provided by operating activities was $1.5 billion in 2023 as compared to net cash used in operating activities of $107.5 million in 2022. The net cash provided by operating activities included net losses and timing differences in cash receipts and payments relating to operating assets and liabilities. The net cash provided by operating activities includes the return of $500 million cash collateral from one credit card processor in 2023. Advance ticket sales increased by

$826.2 million in 2023 and by $755.2 million in 2022. The net losses also include losses on extinguishment of debt of $188.4 million in 2022.

Net cash used in investing activities was $992.2 million in 2023 and $81.1 million in 2022. The net cash used in investing activities was primarily related to newbuild payments in 2023. The net cash used in investing activities was primarily related to newbuild payments and ship improvement projects offset by proceeds from maturities of short-term investments in 2022.

Net cash used in financing activities was $588.3 million in 2023 primarily due to debt repayments and a net decrease in our Revolving Loan Facility balance, partially offset by the proceeds from newbuild loan facilities and $850 million from our various note offerings. Net cash provided by financing activities was $585.4 million in 2022 primarily due to the proceeds of $2.1 billion from our various note offerings partially offset by debt repayments and related redemption premiums associated with extinguishment of certain senior secured notes.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts as of June 30, 2023 were $1.7 billion for the remainder of 2023, including Norwegian Viva, and $0.4 billion and $2.0 billion for the years ending December 31, 2024 and 2025, respectively, reflecting delays in certain scheduled ship delivery dates. As of June 30, 2023, the Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $1.4 billion for the remainder of 2023 and $0.2 billion and $1.5 billion for the years ending December 31, 2024 and 2025, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2023 are approximately $0.2 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

For the Norwegian brand, the second Prima Class Ship, Norwegian Viva, at approximately 143,500 Gross Tons and 3,100 Berths, was delivered in August 2023. For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,300 to 169,000 Gross Tons with 3,450 or more Berths, with currently scheduled delivery dates from 2025 through 2028. For the Regent brand, we have an order for one Explorer Class Ship to be delivered in 2023, which will be approximately 55,000 Gross Tons and 750 Berths. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 67,000 Gross Tons and 1,200 Berths. The impacts of COVID-19 on the shipyards where our ships are under construction (or will be constructed), Russia’s ongoing invasion of Ukraine, initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of June 30, 2023, the combined contract prices of the seven ships on order for delivery, including Norwegian Viva, was approximately €7.4 billion, or $8.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2023. We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship and related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2023 and 2022 was $16.6 million and $14.8 million, respectively, and for the six months ended June 30, 2023 and 2022 was $31.3 million and $28.1 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of June 30, 2023, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$800,027	$2,313,371	$2,378,418	$2,488,149	$3,431,756	$1,970,503	$2,390,955	$15,773,179
Ship construction contracts (2)	1,677,969	277,061	1,888,217	1,308,905	1,260,099	1,173,808	—	7,586,059
Total	$2,477,996	$2,590,432	$4,266,635	$3,797,054	$4,691,855	$3,144,311	$2,390,955	$23,359,238
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of June 30, 2023. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2023. As of June 30, 2023, we have committed undrawn export-credit backed facilities of approximately $7.0 billion which funds approximately 80% of our ship construction contracts.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships and certain other assets are pledged as collateral for certain of our debt. We have received amendments to certain financial and other debt covenants, including the modification of our free liquidity requirements. After taking into account such amendments, we believe we were in compliance with these covenants as of June 30, 2023.

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

We believe our cash on hand, the availability under the Revolving Loan Facility and undrawn commitment less related fees, the backstop financing available from October 4, 2023 through January 2, 2024, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding the debt covenant waivers and liquidity requirements.

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

Interest Rate Risk

As of June 30, 2023, 88% of our debt was fixed and 12% was variable. As of December 31, 2022, 75% of our debt was fixed and 25% was variable. The change in our fixed rate percentage from December 31, 2022 to June 30, 2023 was primarily due to the addition of fixed rate debt, which partially replaced variable rate debt. Based on our June 30, 2023 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $16.7 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2023, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. The payments not hedged aggregate €5.6 billion, or $6.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2023. As of December 31, 2022, the payments not hedged aggregated €4.5 billion, or $4.8 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2022. The change from December 31, 2022 to June 30, 2023 was due to an increase in contract price for our newbuild agreements. We estimate that a 10% change in the euro as of June 30, 2023 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.9% and 16.9% for the three months ended June 30, 2023 and 2022, respectively, and 13.5% and 17.5% for the six months ended June 30, 2023 and 2022, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2023, we had hedged approximately 51% and 26% of our remaining 2023 and 2024 projected metric tons of fuel purchases, respectively. As of December 31, 2022, we had hedged approximately 50% of our 2023 projected metric tons of fuel purchases. The percentage of fuel purchases hedged changed between December 31, 2022 and June 30, 2023 primarily due to the addition of fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2023 fuel expense by $32.2 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $15.7 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934, as amended, as of June 30, 2023. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The impact of macroeconomic conditions have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

10.1

Extension Agreement, dated April 21, 2023, to the Fifth Amended and Restated Credit Agreement dated May 8, 2020 (as further amended), among NCL Corporation Ltd. as a borrower and KfW IPEX-Bank GmbH (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2023 (File No. 001-35784))

10.2

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.3

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.4

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.5

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.6

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.7

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#

10.8*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 31, 2013#

10.9*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017#

10.10*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of April 12, 2017#

10.11*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Marina New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008#

10.12*

Amendment and Restatement Agreement, dated as of May 19, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of December 19, 2018#

10.13*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Riviera New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank and Société Générale, as mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of July 18, 2008#

10.14*

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW Ipex-Bank GmbH, as joint mandated lead arrangers, and the other parties thereto, which amends and restates the Loan Agreement, originally dated as of March 30, 2016#

10.15

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 20, 2023 (File No. 001-35784))†

10.16

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2023 (File No. 001-35784))†

10.17*	Employment Agreement by and between Prestige Cruise Services LLC and Andrea DeMarco, effective as of July 17, 2023†

10.18*	Employment Agreement by and between Prestige Cruise Services LLC and Frank A. Del Rio, effective as of July 17, 2023†

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022;

(ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022;

(iii) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022;

(v) the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

NCL CORPORATION LTD.
(Registrant)

By:	/s/ HARRY SOMMER
Name:	Harry Sommer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK A. KEMPA
Name:	Mark A. Kempa
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2023