Form 10-Q
period 2024-03-31
NCL CORP Ltd.
filed 2024-05-07
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 206,163,934 ordinary shares outstanding as of April 30, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Revenue
Passenger ticket	$1,459,814	$1,208,841
Onboard and other	731,401	613,098
Total revenue	2,191,215	1,821,939
Cruise operating expense
Commissions, transportation and other	436,210	409,684
Onboard and other	132,036	119,697
Payroll and related	344,281	304,155
Fuel	197,734	194,868
Food	84,708	95,966
Other	192,454	156,048
Total cruise operating expense	1,387,423	1,280,418
Other operating expense
Marketing, general and administrative	362,458	335,940
Depreciation and amortization	222,929	194,790
Total other operating expense	585,387	530,730
Operating income	218,405	10,791
Non-operating income (expense)
Interest expense, net	(247,418)	(196,728)
Other income (expense), net	14,551	(18,571)
Total non-operating income (expense)	(232,867)	(215,299)
Net loss before income taxes	(14,462)	(204,508)
Income tax benefit (expense)	(1,001)	10,173
Net loss	$(15,463)	$(194,335)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(15,463)	$(194,335)
Other comprehensive income (loss):
Shipboard Retirement Plan	95	64
Cash flow hedges:
Net unrealized gain (loss)	47,253	(18,475)
Amount realized and reclassified into earnings	(3,333)	(9,874)
Total other comprehensive income (loss)	44,015	(28,285)
Total comprehensive income (loss)	$28,552	$(222,620)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$553,872	$396,473
Accounts receivable, net	282,313	280,271
Inventories	157,879	157,646
Prepaid expenses and other assets	590,148	472,816
Total current assets	1,584,212	1,307,206
Property and equipment, net	16,463,522	16,433,292
Goodwill	98,134	98,134
Trade names	500,525	500,525
Other long-term assets	1,172,853	1,147,891
Total assets	$19,819,246	$19,487,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,597,620	$1,598,177
Current portion of exchangeable notes	221,481	210,375
Accounts payable	204,971	174,338
Accrued expenses and other liabilities	1,019,273	1,058,573
Due to NCLH	63,380	63,389
Advance ticket sales	3,629,707	3,060,666
Total current liabilities	6,736,432	6,165,518
Long-term debt	9,959,505	10,271,259
Exchangeable notes	2,078,765	2,054,142
Other long-term liabilities	859,282	839,335
Total liabilities	19,633,984	19,330,254
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023; Series A-3: $1,000 par value; 999,990 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Ordinary shares ($0.0012 par value; 48,333,330 shares authorized; 39,497,334 shares issued and outstanding at March 31, 2024 and December 31, 2023)	47	47
Additional paid-in capital	8,674,342	8,674,426
Accumulated other comprehensive income (loss)	(466,136)	(510,151)
Accumulated deficit	(8,022,991)	(8,007,528)
Total shareholders’ equity	185,262	156,794
Total liabilities and shareholders’ equity	$19,819,246	$19,487,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(15,463)	$(194,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	274,332	236,147
Loss on derivatives	2,461	14,019
Loss on extinguishment of debt	29,000	2,434
Provision for bad debts and inventory obsolescence	1,532	1,199
Gain on involuntary conversion of assets	(2,846)	—
Share-based compensation expense	21,948	28,155
Net foreign currency adjustments on euro-denominated debt	(6,603)	1,021
Changes in operating assets and liabilities:
Accounts receivable, net	(4,052)	65,391
Inventories	(517)	2,812
Prepaid expenses and other assets	(83,414)	(129,858)
Accounts payable	29,987	(25,926)
Accrued expenses and other liabilities	(31,423)	(168,881)
Advance ticket sales	592,238	668,261
Net cash provided by operating activities	807,180	500,439
Cash flows from investing activities
Additions to property and equipment, net	(258,851)	(237,676)
Other	3,608	1,320
Net cash used in investing activities	(255,243)	(236,356)
Cash flows from financing activities
Repayments of long-term debt	(425,339)	(1,821,412)
Proceeds from long-term debt	92,406	1,330,622
Due to NCLH, net	(9)	5,512
Net share settlement of restricted share units	(22,032)	(11,306)
Early redemption premium	(19,163)	—
Deferred financing fees	(20,401)	(13,886)
Net cash used in financing activities	(394,538)	(510,470)
Net increase (decrease) in cash and cash equivalents	157,399	(246,387)
Cash and cash equivalents at beginning of period	396,473	941,026
Cash and cash equivalents at end of period	$553,872	$694,639

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	$47	$8,674,426	$(510,151)	$(8,007,528)	$156,794
Share-based compensation	—	21,948	—	—	21,948
Net share settlement of restricted share units	—	(22,032)	—	—	(22,032)
Other comprehensive income, net	—	—	44,015	—	44,015
Net loss	—	—	—	(15,463)	(15,463)
Balance, March 31, 2024	$47	$8,674,342	$(466,136)	$(8,022,991)	$185,262

	Three Months Ended March 31, 2023
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	$37	$8,582,346	$(478,792)	$(7,884,790)	$218,801
Share-based compensation	—	28,155	—	—	28,155
Net share settlement of restricted share units	—	(11,306)	—	—	(11,306)
Other comprehensive loss, net	—	—	(28,285)	—	(28,285)
Net loss	—	—	—	(194,335)	(194,335)
Balance, March 31, 2023	$37	$8,599,195	$(507,077)	$(8,079,125)	$13,030

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2024, we had 32 ships with approximately 66,400 Berths and had orders for five additional ships to be delivered through 2028.

As of March 31, 2024, we had four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028, and we had one Allura Class Ship on order for delivery in 2025. Subsequent to March 31, 2024, we announced anticipated additional newbuilds for our fleet.

2.            Summary of Significant Accounting Policies

Liquidity

As of March 31, 2024, we had liquidity of approximately $2.4 billion, including cash and cash equivalents of $553.9 million and borrowings available under our $1.2 billion undrawn Revolving Loan Facility and $650 million undrawn commitment of senior unsecured notes issuable by NCLC less related fees (see Note 6 – “Long-Term Debt”). Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments (see Note 6 – “Long-Term Debt”). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, which are included in our most recent Annual Report on Form 10-K filed with the SEC on February 28, 2024.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $13.3 million and a loss of $8.7 million for the three months ended March 31, 2024 and 2023, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $19.8 million and $20.1 million due from credit card processors as of March 31, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 includes additional disclosures on an interim and annual basis and requires that the disclosures be applied to public entities that have a single reportable segment. These provisions are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. ASU 2023-07 shall be applied retrospectively unless it is impracticable to do so. We are evaluating the impact of ASU 2023-07 on our notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. We are evaluating the impact of ASU 2023-09 on our notes to the consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
North America	$1,560,772	$1,361,053
Europe	25,236	81,318
Asia-Pacific	397,002	205,662
Other	208,205	173,906
Total revenue	$2,191,215	$1,821,939

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

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests has approximated 84-87% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2024 and December 31, 2023, our receivables from customers were $131.8 million and $126.4 million, respectively, primarily related to in-transit credit card receivables.

Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $66.0 million. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of March 31, 2024 and December 31, 2023, our contract liabilities were $2.7 billion and $2.2 billion, respectively. Of the amounts included within contract liabilities as of March 31, 2024, approximately 45% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the three months ended March 31, 2024, $1.7 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	Other long-term assets	$764,045	$753,652
Current operating lease liabilities	Accrued expenses and other liabilities	29,043	23,226
Non-current operating lease liabilities	Other long-term liabilities	648,487	644,646

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 was as follows (in thousands):

	Three Months Ended March 31, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive income before reclassifications	47,253	47,253		—
Amounts reclassified into earnings	(3,238)	(3,333)	(1)	95	(2)
Accumulated other comprehensive income (loss) at end of period	$(466,136)	$(465,251)	(3)	$(885)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 was as follows (in thousands):

	Three Months Ended March 31, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive loss before reclassifications	(18,475)	(18,475)		—
Amounts reclassified into earnings	(9,810)	(9,874)	(1)	64	(2)
Accumulated other comprehensive income (loss) at end of period	$(507,077)	$(509,574)		$2,497
(1)	We refer you to Note 7— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $6.6 million of gains expected to be reclassified into earnings in the next 12 months.

6.            Long-Term Debt

In February 2024, NCLC and the purchasers named therein (collectively, the “Commitment Parties”) entered into a third amended and restated commitment letter (the “third amended commitment letter”), which became effective in March 2024. The third amended commitment letter amended and restated the commitment letter dated February 22, 2023 and extended the commitments thereunder through March 2025. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date (the “Commitment Notes”) at NCLC’s option. If issued, the Commitment Notes will be subject to an issue fee of 0.50% and will bear interest at a rate per annum equal to (A) the greater of (i) the interest rate of the 7.75% senior notes due 2029 (“2029 Unsecured Notes”) and (ii) the then-current secondary trading yield applicable to the 2029 Unsecured Notes plus (B) 200 basis points. The Commitment Notes are subject to a one-time structuring fee of 0.50% and a quarterly commitment fee of 0.75% for so long as the commitments with respect to the Commitment Notes are outstanding.

In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 (the “2028 Secured

Notes”) at a negotiated premium plus accrued and unpaid interest thereon. In March 2024, in connection with the settlement of the repurchase, the aggregate principal amount outstanding under the 2028 Secured Notes was cancelled while also releasing the related collateral. The loss on extinguishment was $29.0 million, recognized in interest expense, net.

In November 2023, we executed an agreement for a commitment of €200 million in connection with financial support for our newbuilds, which became available in April 2024. The commitment if drawn will pay interest quarterly at a rate per annum based on an applicable margin plus Euribor 3-months. The commitment may be drawn at any time and is payable within 364 days, but no later than July 15, 2025. Any amount repaid prior to July 15, 2025 may be drawn again.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of March 31, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes (1)	$146,601	$(2,958)	$143,643	$224,238	Level 2
2025 Exchangeable Notes	449,990	(56,546)	393,444	581,270	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(155,755)	994,245	1,098,273	Level 2
2027 2.5% Exchangeable Notes	473,175	(65,425)	407,750	464,540	Level 2
(1)	We expect that the holders of the 2024 Exchangeable Notes will exchange their 2024 Exchangeable Notes for shares.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2023 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(8,672)	$137,929	$217,790	Level 2
2025 Exchangeable Notes	449,990	(65,811)	384,179	572,567	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(167,939)	982,061	1,068,431	Level 2
2027 2.5% Exchangeable Notes	473,175	(70,405)	402,770	453,784	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Coupon interest	$14,437	$14,438
Amortization of discount and deferred financing fees	32,144	28,114
Total	$46,581	$42,552

As of March 31, 2024, the effective interest rate is 22.74%, 15.89%, 6.28% and 7.88% for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be settled in shares, and finance lease obligations as of March 31, 2024 (in thousands):

Year	Amount
Remainder of 2024	$1,569,504
2025	1,321,130
2026	2,234,657
2027	3,291,131
2028	1,697,619
2029	1,911,513
Thereafter	2,064,110
Total	$14,089,664

Debt Covenants

As of March 31, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives are generally recorded at fair value. Contracts that are designated as normal purchases and normal sales are not recorded at fair value. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. All of our allowance purchase agreements related to the European Union’s Emissions Trading System meet the criteria specified for this exception.

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

As of March 31, 2024, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 630 thousand metric tons of our projected fuel purchases, maturing through December 31, 2025.

As of March 31, 2024, we had fuel swaps pertaining to approximately 4 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through December 31, 2024.

As of March 31, 2024, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of March 31, 2024 were 10.7 million, 24.0 million, 34.1 million and 13.7 million NCLH shares for the 2024 Exchangeable Notes, 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2024	2023	2024	2023
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$22,725	$—	$109	$—
	Other long-term assets	2,839	—	410	—
	Accrued expenses and other liabilities	—	4,309	—	11,247
	Other long-term liabilities	—	137	—	8,932
Total derivatives designated as hedging instruments		$25,564	$4,446	$519	$20,179

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$—	$45	$—
	Accrued expenses and other liabilities	—	141	—	1,031
	Other long-term liabilities	—	—	—	280
Debt conversion options
	Current portion of exchangeable notes	—	—	77,587	71,710
	Exchangeable notes	—	—	283,577	285,868
Total derivatives not designated as hedging instruments		$—	$141	$361,209	$358,889
Total derivatives		$25,564	$4,587	$361,728	$379,068

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$25,564	$(564)	$25,000	$—	$25,000
Liabilities	361,164	—	361,164	(361,164)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	$379,068	$(4,587)	$374,481	$(357,578)	$16,903

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2024	March 31, 2023		March 31, 2024	March 31, 2023
Fuel contracts	$47,253	$(29,015)	Fuel	$6,577	$12,597
Fuel contracts	—	—	Other income (expense), net	875	(37)
Foreign currency contracts	—	10,540	Depreciation and amortization	(4,119)	(2,686)
Total gain (loss) recognized in other comprehensive loss	$47,253	$(18,475)		$3,333	$9,874

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$197,734	$222,929	$14,551	$194,868	$194,790	$(18,571)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	6,577	—	—	12,597	—	—
Foreign currency contracts	—	(4,119)	—	—	(2,686)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	875	—	—	(37)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Three Months Ended
		March 31,
	Location of Gain (Loss)	2024	2023
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$2,199	$(596)
Debt conversion options	Other income (expense), net	(3,586)	(9,615)

Long-Term Debt

As of March 31, 2024 and December 31, 2023, the fair value of our long-term debt, including the current portion, was $13.3 billion and $13.5 billion, respectively, which was $0.9 billion and $1.0 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

8.          Employee Benefits and Compensation Plans

Restricted Share Unit Awards

In March 2024, NCLH granted 4.5 million time-based restricted share unit awards to our employees, which primarily vest in substantially equal installments over three years. Additionally, in March 2024, NCLH granted 0.9 million performance-based restricted share units to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2026 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2027.

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2024:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2024	9,083,120	$17.39	2,140,134	$19.41
Granted	4,619,945	19.27	945,040	19.29
Vested	(4,288,932)	18.84	(334,888)	31.78
Forfeited or expired	(113,048)	17.44	—	—
Non-vested as of March 31, 2024	9,301,085	17.66	2,750,286	17.86

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Payroll and related expense	$4,614	$4,457
Marketing, general and administrative expense	17,334	23,698
Total share-based compensation expense	$21,948	$28,155

9.          Commitments and Contingencies

Ship Construction Contracts

As of March 31, 2024, for the Norwegian brand, we had four Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. As of March 31, 2024, for the Oceania Cruises brand, we had an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,250 Berths. Subsequent to March 31, 2024, we announced anticipated additional newbuilds for our fleet. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices, including amendments and change orders, of the five ships on order for delivery as of March 31, 2024 was approximately €5.8 billion, or $6.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2024. The combined contract prices of the six new ships with contracts that became effective subsequent to March 31, 2024 (which includes two ships on order for Oceania Cruises, which were scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled, and excludes orders for four Norwegian Cruise Line ships, which are not yet effective) was approximately €5.3 billion, or $5.7 billion based on the euro/U.S. dollar exchange rate as of March 31, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. For ships on order as of March 31, 2024 and for four of the six ships effective subsequent to March 31, 2024, we have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Taking into account the six new ship orders with contracts that became effective subsequent to March 31, 2024 (which includes two ships on order for Oceania Cruises that are expected to be cancelled, and excludes orders for four Norwegian Cruise Line ships, which are not yet effective), our minimum annual payments for ship construction contracts, which include non-cancelable contracts or contracts that are cancelable when a replacement agreement is signed with the same party, are as follows (in thousands):

Year	Amount
Remainder of 2024	$390,355
2025	2,040,804
2026	2,181,145
2027	2,205,897
2028	2,119,588
2029	831,316
Thereafter	1,630,747
Total minimum annual payments	$11,399,852

The above presentation reflects the contractual delivery date in the fourth quarter of 2028 of the second Oceania Cruises ship announced subsequent to March 31, 2024. However, it is expected that this delivery date may be moved to early 2029.

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. The Court has scheduled oral argument on the matter for May 17,

2024. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, the availability of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.4 billion in advance ticket sales at March 31, 2024 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2024, we had cash reserves of approximately $51.3 million with credit card processors, which includes approximately $19.8 million recognized in accounts receivable, net and approximately $31.5 million recognized in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

10.          Other Income (Expense), Net

For the three months ended March 31, 2024, other income (expense), net was income of $14.6 million due to gains on foreign currency remeasurements. For the three months ended March 31, 2023, other income (expense), net was expense of $18.6 million primarily due to losses on our exchangeable notes and foreign currency remeasurements.

11.          Supplemental Cash Flow Information

For the three months ended March 31, 2024 and 2023, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $11.3 million and $53.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expected fleet additions and cancellations, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;

●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine or the Israel-Hamas war, or threats thereof, acts of piracy, and other international events;
●	public health crises, including the COVID-19 pandemic, and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	any further impairment of our trademarks, trade names or goodwill;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and

●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (“Annual Report on Form 10-K”).

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

Solely for convenience, certain trademark and service marks referred to in this report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and service marks.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income (Loss). Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua and three additional ships on order.
●	Revolving Loan Facility. $1.2 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Financing Transactions and Newbuild Orders

In February 2024, NCLC and the Commitment Parties entered into the third amended commitment letter, which became effective in March 2024. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date at NCLC’s option, which option is available through March 2025. In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 at a negotiated premium plus accrued and unpaid interest thereon. See Note 6 – “Long-Term Debt” for more information.

In April 2024, we obtained export credit financing for 80% of the contract price of two new Regent Seven Seas Cruises ship orders and two new Oceania Cruises ship orders as well as related premiums. Contemporaneously, the ship orders became effective. The Norwegian brand also expects a four-ship order to replace a separate, effective, two-ship order for Oceania Cruises initially placed to secure availability with the shipyard. The four-ship order for Norwegian is still being finalized and is subject to financing. We refer you to “—Liquidity and Capital Resources— Future Capital Commitments” and “—Liquidity and Capital Resources— Material Cash Requirements” for details regarding our newbuild orders.

Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments. See Note 6 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience healthy consumer demand across all revenue streams and had record bookings during the three months ended March 31, 2024 leading to a continued record booked position for the next twelve months. This strong demand is expected to almost fully offset the impact from the redeployed voyages related to the Middle East and Red Sea in 2024.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global macroeconomic events, the global economy, including the financial and credit markets, has experienced volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been and may be adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices and interest rates. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, during 2024, we continued to see progress from our ongoing margin enhancement initiative. The Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s recently established targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero and provide more details about them in our annual Sail & Sustain Report. We expect to incur significant expenses related to these regulatory requirements and commitments, which may include expenses related to greenhouse gas emissions reduction initiatives, including modifications to our ships, and the purchase of emissions allowances, among other things. We have and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended March 31, 2024 (“2024”) compared to three months ended March 31, 2023 (“2023”)

●	Total revenue increased 20.3% to $2.2 billion compared to $1.8 billion.
●	Net loss was $(15.5) million compared to $(194.3) million.
●	Operating income was $218.4 million compared to $10.8 million.
●	Gross margin increased 65.5% to $595.7 million compared to $360.0 million. Adjusted Gross Margin increased 25.6% to $1.6 billion compared to $1.3 billion.
●	Adjusted Net Income was $69.4 million in 2024, which included $84.8 million of adjustments primarily related to our debt conversion options, losses on extinguishment and modification of debt and share-based compensation. Adjusted Net Loss was $(127.7) million in 2023, which included $66.6 million of adjustments primarily related to our debt conversion options and share-based compensation.
●	Adjusted EBITDA improved 98.0% to $464.0 million compared to $234.3 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income (Loss) and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2024	2023
Passengers carried	736,559	633,910
Passenger Cruise Days	6,112,370	5,497,106
Capacity Days	5,841,015	5,415,547
Occupancy Percentage	104.6%	101.5%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended
	March 31,
	2024	2023
Total revenue	$2,191,215	$1,821,939
Less:
Total cruise operating expense	1,387,423	1,280,418
Ship depreciation	208,094	181,569
Gross margin	595,698	359,952
Ship depreciation	208,094	181,569
Payroll and related	344,281	304,155
Fuel	197,734	194,868
Food	84,708	95,966
Other	192,454	156,048
Adjusted Gross Margin	$1,622,969	$1,292,558
Capacity Days	5,841,015	5,415,547
Gross margin per Capacity Day	$101.99	$66.47
Net Yield	$277.86	$238.68

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
	2024	2023
Total cruise operating expense	$1,387,423	$1,280,418
Marketing, general and administrative expense	362,458	335,940
Gross Cruise Cost	1,749,881	1,616,358
Less:
Commissions, transportation and other expense	436,210	409,684
Onboard and other expense	132,036	119,697
Net Cruise Cost	1,181,635	1,086,977
Less: Fuel expense	197,734	194,868
Net Cruise Cost Excluding Fuel	983,901	892,109
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	719	578
Non-cash share-based compensation (2)	21,948	28,155
Adjusted Net Cruise Cost Excluding Fuel	$961,234	$863,376
Capacity Days	5,841,015	5,415,547
Gross Cruise Cost per Capacity Day	$299.59	$298.47
Net Cruise Cost per Capacity Day	$202.30	$200.71
Net Cruise Cost Excluding Fuel per Capacity Day	$168.45	$164.73
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$164.57	$159.43
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income (Loss) was calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(15,463)	$(194,335)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,233	1,010
Non-cash share-based compensation (2)	21,948	28,155
Extinguishment and modification of debt (3)	29,000	2,434
Debt conversion option, discount and expenses (4)	32,646	35,005
Adjusted Net Income (Loss)	$69,364	$(127,731)
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(15,463)	$(194,335)
Interest expense, net	247,418	196,728
Income tax (benefit) expense	1,001	(10,173)
Depreciation and amortization expense	222,929	194,790
EBITDA	455,885	187,010
Other (income) expense, net (1)	(14,551)	18,571
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	719	578
Non-cash share-based compensation (3)	21,948	28,155
Adjusted EBITDA	$464,001	$234,314
(1)	In 2024, primarily consists of net gains or losses from foreign currency remeasurements. In 2023, primarily consists of net gains or losses from conversion options on our exchangeable notes and foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended March 31, 2024 (“2024”) compared to three months ended March 31, 2023 (“2023”)

Revenue

Total revenue increased to $2.2 billion in 2024 compared to $1.8 billion in 2023 primarily due to an increase in Capacity Days and improved pricing. Gross margin per Capacity Day increased 53.4% and Adjusted Gross Margin increased 25.6% to $1.6 billion in 2024 compared to $1.3 billion in 2023 due to an increase in Capacity Days of 7.9% and reflects an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of three new ships in 2023.

Expense

Total cruise operating expense increased 8.4% and Gross Cruise Cost increased 8.3% in 2024 compared to 2023 primarily related to the delivery of three new ships in 2023. Total other operating expense increased 10.3% in 2024 compared to 2023 largely related to the delivery of three new ships and also reflects an increase in general and administrative costs related to a consulting project.

Interest expense, net was $247.4 million in 2024 compared to $196.7 million in 2023. The increase in interest expense reflects higher losses in 2024 from extinguishment of debt and debt modification costs, which were $29.0 million in 2024 compared to $2.4 million in 2023. Excluding these losses, interest expense increased primarily as a result of higher debt outstanding and higher rates.

Other income (expense), net was income of $14.6 million in 2024 compared to expense of $18.6 million in 2023. In 2024, the income primarily related to net gains and losses from foreign currency remeasurements. In 2023, the expense primarily related to net gains and losses from conversion options on our exchangeable notes and foreign currency remeasurements.

Liquidity and Capital Resources

General

As of March 31, 2024, our liquidity was approximately $2.4 billion, including cash and cash equivalents of $553.9 million and borrowings available under our $1.2 billion fully undrawn Revolving Loan Facility and $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In February 2024, NCLC and the Commitment Parties entered into the third amended commitment letter, which became effective in March 2024. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date at NCLC’s option, which option is available through March 2025. In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 at a negotiated premium plus accrued and unpaid interest thereon.

Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments.

See Note 6 – “Long-Term Debt” for further details about the above financing transactions.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, rising fuel prices and higher interest rates. We intend to refinance the $565.0 million 3.625% senior unsecured notes due in December 2024 prior to September 2024. Within the next twelve months, we may pursue other refinancings in order to reduce interest expense and/or extend debt maturities. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At March 31, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

Our Moody’s long-term issuer rating is B2, our senior secured rating is B1 and our senior unsecured rating is Caa1. Our S&P Global issuer credit rating is B+, our issue-level rating on our $1.2 billion Revolving Loan Facility, $600 million 8.375% senior secured notes due 2028 and $790 million 8.125% senior secured notes due 2029 is BB, our issue-level rating on our other senior secured notes is BB- and our senior unsecured rating is B. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

As of March 31, 2024, we had advance ticket sales of $3.8 billion, including the long-term portion, which included approximately $66.0 million of future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19. We also have agreements with our credit card processors that, as of March 31, 2024, governed approximately $3.4 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of March 31, 2024, we had cash collateral reserves of approximately $51.3 million with credit card processors, which includes $19.8 million recognized in accounts receivable, net and $31.5 million recognized in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2024” refer to the three months ended March 31, 2024 and references to “2023” refer to the three months ended March 31, 2023.

Net cash provided by operating activities was $807.2 million in 2024 as compared to $500.4 million in 2023. The net cash provided by operating activities included net losses and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $592.2 million in 2024 and by $668.3 million in 2023.

Net cash used in investing activities was $255.2 million in 2024 and $236.4 million in 2023. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024. The net cash used in investing activities was primarily related to newbuild payments in 2023.

Net cash used in financing activities was $394.5 million in 2024 primarily due to repayments of newbuild loans and our 2028 Secured Notes. Net cash used in financing activities was $510.5 billion in 2023 primarily due to debt repayments and a net decrease in our Revolving Loan Facility partially offset by the proceeds of $850 million from our various note offerings.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts (which includes two ships on order for Oceania Cruises that are expected to be cancelled, and excludes orders for four Norwegian Cruise Line ships, which are not yet effective) were $0.5 billion for the remainder of 2024 and $2.2 billion and $2.4 billion for the years ending December 31, 2025 and 2026, respectively, reflecting delays in certain scheduled ship delivery dates. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.3 billion for the remainder of 2024 and $1.6 billion and $1.5 billion for the years ending December 31, 2025 and 2026, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2024 are approximately $460 million. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

Newbuilds

The following chart discloses details about our newbuild program. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged. Expected delivery dates for our most recently announced newbuilds are preliminary and subject to change. Orders announced after March 31, 2024 are in bold.

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2025	Norwegian Cruise Line	Next Generation Prima Class	Norwegian Aqua	~156,000	~3,550	Contract effective / financed(4)
2025	Oceania Cruises	Allura Class	Allura	~68,000	~1,250	Contract effective / financed(4)
2026	Norwegian Cruise Line	Next Generation Prima Class	To come	~156,000	~3,550	Contract effective / financed(4)
2026	Regent Seven Seas	New Class	To come	~77,000	~850	Contract effective / financed(4)
2027	Norwegian Cruise Line	Next Gen ”Methanol-Ready(2)”Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
2027	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2028	Norwegian Cruise Line	Next Gen ”Methanol-Ready(2)”Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
Expected 2029(3)	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2029	Regent Seven Seas	New Class	To come	~77,000	~850	Contract effective / financed(4)
2030	Norwegian Cruise Line	New Class	To come	~200,000	~5,000	Contract not yet effective / subject to financing(5)
2030	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled and replaced by listed Norwegian Cruise Line orders from 2030 – 2036(5)
2031	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled and replaced by listed Norwegian Cruise Line orders from 2030 - 2036(5)
2032	Norwegian Cruise Line	New Class	To come	~200,000	~5,000	Contract not yet effective / subject to financing(5)
2034	Norwegian Cruise Line	New Class	To come	~200,000	~5,000	Contract not yet effective / subject to financing(5)
2036	Norwegian Cruise Line	New Class	To come	~200,000	~5,000	Contract not yet effective / subject to financing(5)
(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	Delivery for the second Oceania Cruises ship is contractually scheduled for the fourth quarter of 2028, but may be delayed to 2029.
(4)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.
(5)	We expect the four ship Norwegian Cruise Line order to replace the separate, effective, two ship order for Oceania Cruises. The four-ship order for Norwegian Cruise Line is still being finalized and is subject to financing.

As of March 31, 2024, the combined contract prices, including amendments and change orders, of the five ships on order for delivery was approximately €5.8 billion, or $6.3 billion based on the euro/U.S. dollar exchange rate as of March 31, 2024. The combined contract prices of the six new ships with contracts that became effective subsequent to March 31, 2024 (which includes the two ships on order for Oceania Cruises, which were scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled, and excludes the orders for the four Norwegian Cruise Line ships, which are not yet effective) was approximately €5.3 billion, or $5.7 billion based on the euro/U.S. dollar exchange rate as of March 31, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2024 and 2023 was $10.1 million and $14.7 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of March 31, 2024, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2024	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (1)	$1,961,710	$1,882,085	$2,695,301	$3,638,843	$1,941,473	$2,040,805	$2,239,004	$16,399,221
Ship construction contracts (2)	190,481	1,861,993	1,297,001	1,244,929	1,159,580	—	—	5,753,984
Total	$2,152,191	$3,744,078	$3,992,302	$4,883,772	$3,101,053	$2,040,805	$2,239,004	$22,153,205
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of March 31, 2024. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2024. As of March 31, 2024, we have committed undrawn export-credit backed facilities of approximately $5.3 billion which funds approximately 80% of our ship construction contracts. Taking into account the six new ship orders with contracts that became effective subsequent to March 31, 2024 (which includes the two ships on order for Oceania Cruises that are expected to be cancelled, and excludes the orders for the four Norwegian Cruise Line ships, which are not yet effective), our material cash requirements for ship construction contracts are as follows (in thousands):

	Remainder of
	2024	2025	2026	2027	2028	2029	Thereafter	Total
Ship construction contracts	$390,355	$2,040,804	$2,181,145	$2,205,897	$2,119,588	$831,316	$1,630,747	$11,399,852

The above presentation reflects the contractual delivery date in the fourth quarter of 2028 of the second Oceania Cruises ship announced subsequent to March 31, 2024. However, it is expected that this delivery date may be moved to early 2029.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of March 31, 2024.

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

We believe our cash on hand, the availability under the Revolving Loan Facility and undrawn commitment less related fees, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding liquidity.

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

Interest Rate Risk

As of March 31, 2024 and December 31, 2023, 95% of our debt was fixed and 5% was variable. Based on our March 31, 2024 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $6.5 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros; however, as of March 31, 2024 and December 31, 2023, we had no foreign currency derivatives. As of March 31, 2024, the payments not hedged aggregated €5.3 billion, or $5.7 billion based on the euro/U.S. dollar exchange rate as of March 31, 2024. As of December 31, 2023, the payments not hedged aggregated €5.4 billion, or $6.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2023. The change from December 31, 2023 to March 31, 2024 was due to a payment on a newbuild agreement. We estimate that a 10% change in the euro as of March 31, 2024 would result in a $0.6 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 14.3% and 15.2% for the three months ended

March 31, 2024 and 2023, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of March 31, 2024, we had hedged approximately 55% and 22% of our remaining 2024 and 2025 projected metric tons of fuel purchases, respectively. As of December 31, 2023, we had hedged approximately 53% and 21% of our 2024 and 2025 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2023 and March 31, 2024 primarily due to an update to projected purchases.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2024 fuel expense by $48.6 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $28.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings, could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The impact of macroeconomic conditions and global conflicts have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

10.1

Third Amended and Restated Commitment Letter, dated as of February 23, 2024 and effective as of March 11, 2024, among NCL Corporation Ltd. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 12, 2024 (File No. 001-35784))

10.2

SACE Facility Agreement, dated April 4, 2024, among Oceania Next I, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.3

SACE Facility Agreement, dated April 4, 2024, among Oceania Next II, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.4

SACE Facility Agreement, dated April 4, 2024, among DaVinci One, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Citibank, N.A. London Branch, Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.5

SACE Facility Agreement, dated April 4, 2024, among DaVinci Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.6	Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2024)†

10.7	Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2024)†

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023;

(iii) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: May 7, 2024