Form 10-Q
period 2024-06-30
NCL CORP Ltd.
filed 2024-08-08
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 122,169,448,482 ordinary shares outstanding as of July 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Passenger ticket	$1,602,076	$1,478,474	$3,061,890	$2,687,315
Onboard and other	770,416	727,018	1,501,817	1,340,116
Total revenue	2,372,492	2,205,492	4,563,707	4,027,431
Cruise operating expense
Commissions, transportation and other	501,039	506,855	937,249	916,539
Onboard and other	171,707	161,880	303,743	281,577
Payroll and related	330,578	308,220	674,859	612,375
Fuel	174,964	164,242	372,698	359,110
Food	77,046	87,770	161,754	183,736
Other	199,421	154,643	391,875	310,691
Total cruise operating expense	1,454,755	1,383,610	2,842,178	2,664,028
Other operating expense
Marketing, general and administrative	352,861	351,335	715,319	687,275
Depreciation and amortization	222,405	197,115	445,334	391,905
Total other operating expense	575,266	548,450	1,160,653	1,079,180
Operating income	342,471	273,432	560,876	284,223
Non-operating income (expense)
Interest expense, net	(205,765)	(204,269)	(453,183)	(400,997)
Other income (expense), net	151,323	(348,639)	165,874	(367,210)
Total non-operating income (expense)	(54,442)	(552,908)	(287,309)	(768,207)
Net income (loss) before income taxes	288,029	(279,476)	273,567	(483,984)
Income tax benefit (expense)	(1,549)	(809)	(2,550)	9,364
Net income (loss)	$286,480	$(280,285)	$271,017	$(474,620)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$286,480	$(280,285)	$271,017	$(474,620)
Other comprehensive income (loss):
Shipboard Retirement Plan	94	64	189	128
Cash flow hedges:
Net unrealized gain (loss)	1,157	(4,577)	48,410	(23,052)
Amount realized and reclassified into earnings	(3,150)	2,547	(6,483)	(7,327)
Total other comprehensive income (loss)	(1,899)	(1,966)	42,116	(30,251)
Total comprehensive income (loss)	$284,581	$(282,251)	$313,133	$(504,871)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$588,155	$396,473
Accounts receivable, net	209,343	280,271
Inventories	149,931	157,646
Prepaid expenses and other assets	628,268	472,816
Total current assets	1,575,697	1,307,206
Property and equipment, net	16,632,973	16,433,292
Goodwill	135,764	98,134
Trade names	500,525	500,525
Other long-term assets	1,262,229	1,147,891
Total assets	$20,107,188	$19,487,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,525,488	$1,598,177
Current portion of exchangeable notes	—	210,375
Accounts payable	182,451	174,338
Accrued expenses and other liabilities	1,146,600	1,058,573
Due to NCLH	61,678	63,389
Advance ticket sales	3,779,119	3,060,666
Total current liabilities	6,695,336	6,165,518
Long-term debt	9,864,544	10,271,259
Exchangeable notes	2,012,363	2,054,142
Other long-term liabilities	873,711	839,335
Total liabilities	19,445,954	19,330,254
Commitments and contingencies (Note 11)
Shareholders’ equity:

Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized at June 30, 2024 and 2,000,000 shares authorized at December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023; Series A-3: $1,000 par value; 999,990 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023)

	—	—
Ordinary shares ($0.0012 par value; 122,178,284,478 shares authorized; 122,169,448,482 shares issued and outstanding at June 30, 2024 and 48,333,330 shares authorized; 39,497,334 shares issued and outstanding at December 31, 2023)	146,603	47
Additional paid-in capital	8,719,177	8,674,426
Accumulated other comprehensive income (loss)	(468,035)	(510,151)
Accumulated deficit	(7,736,511)	(8,007,528)
Total shareholders’ equity	661,234	156,794
Total liabilities and shareholders’ equity	$20,107,188	$19,487,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$271,017	$(474,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	544,469	477,336
(Gain) loss on derivatives	(146,970)	359,635
Loss on extinguishment of debt	29,092	2,801
Provision for bad debts and inventory obsolescence	3,198	1,497
Gain on involuntary conversion of assets	(4,462)	(4,583)
Share-based compensation expense	44,932	72,691
Net foreign currency adjustments on euro-denominated debt	(8,587)	1,822
Changes in operating assets and liabilities:
Accounts receivable, net	66,671	106,709
Inventories	7,329	(5,815)
Prepaid expenses and other assets	(123,586)	316,583
Accounts payable	(2,216)	(72,345)
Accrued expenses and other liabilities	56,527	(75,294)
Advance ticket sales	742,360	826,221
Net cash provided by operating activities	1,479,774	1,532,638
Cash flows from investing activities
Additions to property and equipment, net	(599,505)	(974,190)
Cash paid on settlement of derivatives	—	(23,379)
Acquisition, net of cash acquired	(27,322)	—
Other	5,955	5,367
Net cash used in investing activities	(620,872)	(992,202)
Cash flows from financing activities
Repayments of long-term debt	(778,109)	(2,500,777)
Proceeds from long-term debt	261,734	2,038,187
Due to NCLH, net	(1,711)	6,608
Net share settlement of restricted share units	(22,039)	(25,222)
Early redemption premium	(19,163)	—
Deferred financing fees	(107,932)	(107,070)
Net cash used in financing activities	(667,220)	(588,274)
Net increase (decrease) in cash and cash equivalents	191,682	(47,838)
Cash and cash equivalents at beginning of period	396,473	941,026
Cash and cash equivalents at end of period	$588,155	$893,188

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2024	$47	$8,674,342	$(466,136)	$(8,022,991)	$185,262
Share-based compensation	—	22,984	—	—	22,984
Net share settlement of restricted share units	—	(7)	—	—	(7)
Contribution from NCLH	146,556	21,858	—	—	168,414
Other comprehensive loss, net	—	—	(1,899)	—	(1,899)
Net income	—	—	—	286,480	286,480
Balance, June 30, 2024	$146,603	$8,719,177	$(468,035)	$(7,736,511)	$661,234

	Six Months Ended June 30, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	$47	$8,674,426	$(510,151)	$(8,007,528)	$156,794
Share-based compensation	—	44,932	—	—	44,932
Net share settlement of restricted share units	—	(22,039)	—	—	(22,039)
Contribution from NCLH	146,556	21,858	—	—	168,414
Other comprehensive income, net	—	—	42,116	—	42,116
Net income	—	—	—	271,017	271,017
Balance, June 30, 2024	$146,603	$8,719,177	$(468,035)	$(7,736,511)	$661,234

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2024, we had 32 ships with approximately 66,400 Berths. The Company expects to add thirteen additional ships to our fleet from 2025 through 2036.

We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Allura Class Ship on order for delivery in 2025. We also have orders for two new classes of ships: four Oceania Cruises ships with deliveries scheduled from 2027 through 2031 and two Prestige Class Ships with deliveries scheduled in 2026 and 2029. The orders for two of the new class of Oceania Cruises ships currently scheduled for delivery in 2030 and 2031 are expected to be cancelled and replaced with orders for four Norwegian Cruise Line ships of a new class with expected delivery dates from 2030 through 2036.

2.            Summary of Significant Accounting Policies

Liquidity

As of June 30, 2024, we had liquidity of approximately $2.7 billion, including cash and cash equivalents of $588.2 million, borrowings available under our $1.2 billion undrawn Revolving Loan Facility, a €200 million commitment that can be used for future newbuild payments and a $650 million undrawn commitment of senior unsecured notes issuable by NCLC less related fees (see Note 8 – “Long-Term Debt” for further information regarding our commitments). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $2.3 million and a loss of $11.1 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of $15.6 million and a loss of $19.8 million for the six months ended June 30, 2024 and 2023, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $12.4 million and $20.1 million due from credit card processors as of June 30, 2024 and December 31, 2023, respectively.

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

3. Acquisition

On April 25, 2024, Norwegian acquired 100% of the voting equity interest of Independent Maritime Advisors Ltd. (“IMA”), a consulting company specializing in project management for newbuilds and vessel conversions for $37.5 million, which consisted primarily of cash and also included deferred consideration and the settlement of a pre-existing relationship. Norwegian acquired IMA to bring newbuild project management and supervision in-house and optimize the overall capital outflow for newbuild expenditures, which generates synergies that create goodwill.

The preliminary purchase price was allocated as follows (in thousands):

Assets, other than goodwill	$4,302
Goodwill	37,630
Liabilities	(9,088)
Total consideration allocated, net of $4.7 million of cash acquired	$32,844

As of June 30, 2024, the measurement period pertaining to the acquisition remains open and is subject to further adjustment. The acquisition includes deferred consideration, which is currently considered probable of payment in full; however, if new information arises, a change in consideration could impact our goodwill or liabilities. The acquisition of IMA does not have a material impact on the Company’s consolidated statements of operations.

4.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	$1,176,098	$1,221,177	$2,736,870	$2,582,230
Europe	1,055,061	880,129	1,080,297	961,447
Asia-Pacific	118,527	89,890	515,529	295,552
Other	22,806	14,296	231,011	188,202
Total revenue	$2,372,492	$2,205,492	$4,563,707	$4,027,431

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Segment Reporting and Geographic Concentration

We have concluded that our business has a single reportable segment.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests has approximated 84-87% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2024 and December 31, 2023, our receivables from customers were $112.1 million and $126.4 million, respectively, primarily related to in-transit credit card receivables.

Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $64.5 million. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of June 30, 2024 and December 31, 2023, our contract liabilities were $2.9 billion and $2.2 billion, respectively. Of the amounts included within contract liabilities as of June 30, 2024, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the six months ended June 30, 2024, $2.1 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

5.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	Other long-term assets	$761,106	$753,652
Current operating lease liabilities	Accrued expenses and other liabilities	23,348	23,226
Non-current operating lease liabilities	Other long-term liabilities	651,555	644,646

6.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2024 was as follows (in thousands):

	Six Months Ended June 30, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive income before reclassifications	48,410	48,410		—
Amounts reclassified into earnings	(6,294)	(6,483)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(468,035)	$(467,244)	(3)	$(791)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2023 was as follows (in thousands):

	Six Months Ended June 30, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive loss before reclassifications	(23,052)	(23,052)		—
Amounts reclassified into earnings	(7,199)	(7,327)	(1)	128	(2)
Accumulated other comprehensive income (loss) at end of period	$(509,043)	$(511,604)		$2,561
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $0.8 million of gains expected to be reclassified into earnings in the next 12 months.

7.Property and Equipment, Net

Property and equipment, net increased $199.7 million for the six months ended June 30, 2024 primarily due to ships under construction.

8.            Long-Term Debt

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

Exchangeable Notes

The exchangeable notes are convertible into redeemable preference shares of NCLC. Upon conversion, the preference shares are immediately and automatically exchanged, for each $1,000 principal amount of exchangeable notes, into a certain number of NCLH’s ordinary shares based on the applicable exchange rate. Upon NCLH’s receipt of the NCLC preference shares, each preference share will be immediately re-designated into an ordinary share of NCLC of par value $1,000 per share and then subdivided into 833,333 ordinary shares of NCLC of par value $0.0012 per share (the “re-designation”). After the re-designation, the NCLC ordinary shares issued will rank pari passu with the existing ordinary shares of NCLC held by NCLH having the rights and being subject to the restrictions set out in NCLC's bye-laws. During the three and six months ended June 30, 2024, 146,556 series A-1 preference shares were issued and subsequently re-designated and subdivided, as a result of which NCLH holds an additional 122,129,951,148 ordinary shares in the capital of NCLC.

The following is a summary of NCLC’s exchangeable notes as of June 30, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes	$449,990	$(46,925)	$403,065	$533,751	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(143,399)	1,006,601	1,074,399	Level 2
2027 2.5% Exchangeable Notes	473,175	(60,357)	412,818	454,310	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2023 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(8,672)	$137,929	$217,790	Level 2
2025 Exchangeable Notes	449,990	(65,811)	384,179	572,567	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(167,939)	982,061	1,068,431	Level 2
2027 2.5% Exchangeable Notes	473,175	(70,405)	402,770	453,784	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Coupon interest	$13,308	$14,437	$27,745	$28,875
Amortization of discount and deferred financing fees	29,911	29,433	62,055	57,547
Total	$43,219	$43,870	$89,800	$86,422

As of June 30, 2024, the effective interest rate is 15.89%, 6.28% and 7.88% for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be settled in shares, and finance lease obligations as of June 30, 2024 (in thousands):

Year	Amount
Remainder of 2024	$1,070,650
2025	1,324,074
2026	2,240,090
2027	3,301,519
2028	1,708,911
2029	1,924,201
Thereafter	2,190,104
Total	$13,759,549

Debt Covenants

As of June 30, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2024, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 704 thousand metric tons of our projected fuel purchases, maturing through December 31, 2025.

As of June 30, 2024, we had fuel swaps pertaining to approximately 4 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through February 28, 2025.

As of June 30, 2024, we had foreign currency forward contracts, which are used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our hedged foreign currency forward contracts was €54.3 million, or $58.2 million based on the euro/U.S. dollar exchange rate as of June 30, 2024.

As of June 30, 2024, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2024 were 24.0 million, 34.1 million and 13.7 million NCLH shares for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2024	2023	2024	2023
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$17,081	$—	$609	$—
	Other long-term assets	4,454	—	550	—
	Accrued expenses and other liabilities	—	4,309	—	11,247
	Other long-term liabilities	—	137	15	8,932
Foreign currency contracts
	Prepaid expenses and other assets	122	—	—	—
Total derivatives designated as hedging instruments		$21,657	$4,446	$1,174	$20,179

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$19	$—	$61	$—
	Accrued expenses and other liabilities	—	141	—	1,031
	Other long-term liabilities	—	—	—	280
Debt conversion options
	Current portion of exchangeable notes	—	—	—	71,710
	Exchangeable notes	—	—	189,879	285,868
Total derivatives not designated as hedging instruments		$19	$141	$189,940	$358,889
Total derivatives		$21,676	$4,587	$191,114	$379,068

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$21,676	$(1,220)	$20,456	$(122)	$20,334
Liabilities	189,894	—	189,894	(189,879)	15

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	$379,068	$(4,587)	$374,481	$(357,578)	$16,903

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Fuel contracts	$1,035	$(12,055)	Fuel	$6,838	$572
Fuel contracts	—	—	Other income (expense), net	432	(306)
Foreign currency contracts	122	7,478	Depreciation and amortization	(4,120)	(2,813)
Total gain (loss) recognized in other comprehensive loss	$1,157	$(4,577)		$3,150	$(2,547)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Fuel contracts	$48,288	$(41,070)	Fuel	$13,415	$13,169
Fuel contracts	—	—	Other income (expense), net	1,307	(343)
Foreign currency contracts	122	18,018	Depreciation and amortization	(8,239)	(5,499)
Total gain (loss) recognized in other comprehensive loss	$48,410	$(23,052)		$6,483	$7,327

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$174,964	$222,405	$151,323	$164,242	$197,115	$(348,639)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	6,838	—	—	572	—	—
Foreign currency contracts	—	(4,120)	—	—	(2,813)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	432	—	—	(306)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$372,698	$445,334	$165,874	$359,110	$391,905	$(367,210)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	13,415	—	—	13,169	—	—
Foreign currency contracts	—	(8,239)	—	—	(5,499)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	1,307	—	—	(343)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(13)	$(251)	$2,186	$(847)
Debt conversion options	Other income (expense), net	149,427	(340,597)	145,841	(350,212)

Long-Term Debt

As of June 30, 2024 and December 31, 2023, the fair value of our long-term debt, including the current portion, was $13.0 billion and $13.5 billion, respectively, which was $0.8 billion and $1.0 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which as amended and restated through 2023 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 42,009,006 shares that could have been delivered pursuant to all awards granted under the plan. In June 2024, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 3,000,000, resulting in an increase in the maximum aggregate limit to 45,009,006 shares.

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2024:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2024	9,083,120	$17.39	2,140,134	$19.41
Granted	4,673,132	19.25	945,040	19.29
Vested	(4,292,171)	18.85	(334,888)	31.78
Forfeited or expired	(167,226)	17.39	—	—
Non-vested as of June 30, 2024	9,296,855	17.66	2,750,286	17.86

Share Option Awards

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the six months ended June 30, 2024:

					Weighted-
	Number of Share Option Awards		Weighted-Average Exercise Price		Average	Aggregate
	Time-	Performance-	Time-	Performance-	Contractual	Intrinsic
	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2024	3,524,856	114,583	$52.98	$59.43	1.26	$—
Forfeited and cancelled	(1,011,038)	(114,583)	50.91	59.43
Outstanding as of June 30, 2024	2,513,818	—	53.81	—	1.06	—

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Payroll and related expense	$5,077	$4,876	$9,691	$9,333
Marketing, general and administrative expense	17,907	39,660	35,241	63,358
Total share-based compensation expense	$22,984	$44,536	$44,932	$72,691

11.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,250 Berths. For the Oceania Cruises brand, we also have an order for four additional ships (which includes two ships on order, which are currently scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled), each at approximately 86,000 Gross Tons and 1,450 Berths, with scheduled delivery dates from 2027 through 2031. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 850 Berths, with scheduled delivery dates in 2026 and 2029. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices, including amendments and change orders, of the 11 ships on order for delivery as of June 30, 2024 (which includes two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled, and excludes orders for four Norwegian Cruise Line ships, which were not effective as of June 30 ,2024) was approximately €11.0 billion, or $11.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. For ships on order, excluding the two ships on order for Oceania Cruises that are expected to be cancelled, we have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Our minimum annual payments for ship construction contracts, which include non-cancelable contracts or contracts that are cancelable when a replacement agreement is signed with the same party, are as follows (in thousands):

Year	Amount
Remainder of 2024	$235,228
2025	2,026,241
2026	2,165,579
2027	2,190,155
2028	2,104,462
2029	825,383
Thereafter	1,619,109
Total minimum annual payments	$11,166,157

The above presentation reflects the contractual delivery date in the fourth quarter of 2028 of the second new Oceania Cruises ship. However, it is expected that this delivery date may be moved to early 2029.

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. On May 17, 2024, the Court heard oral argument on the matter. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded. The ability to make such estimates and judgments can be affected by various factors including, among other things: lack of legal precedent, stage of the proceedings, legal uncertainties inherent within the litigation process, the availability of appellate remedies, and involvement of numerous parties. We continue to believe we have meritorious defenses to the Havana Docks Matter. However, if the plaintiff prevails in the final outcome of this matter, there may be a material adverse impact on the Company’s financial condition, results of operations and/or cash flows.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.5 billion in advance ticket sales at June 30, 2024 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2024, we had cash reserves of approximately $43.9 million with credit card processors, which includes approximately $12.4 million recognized in accounts receivable, net and approximately $31.5 million recognized in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

12.          Other Income (Expense), Net

For the three and six months ended June 30, 2024, other income (expense), net was income of $151.3 million and $165.9 million, respectively, and for the three and six months ended June 30, 2023, other income (expense), net was expense of $348.6 million and $367.2 million, respectively, primarily due to net gains and losses on our exchangeable notes.

13.          Supplemental Cash Flow Information

For the six months ended June 30, 2024 and 2023, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $36.3 million and $49.4 million, respectively.

14. Subsequent event

In July 2024, the Company entered into a memorandum of agreement regarding the order for the four additional ships for Norwegian Cruise Line that is subject to Board of Director approval in early August. If approved, the aggregate cost of all ships on order (which includes two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled), will be approximately €19.3 billion, or $20.7 billion based on the euro/U.S. dollar exchange rate as of June 30, 2024.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua and three additional ships on order.
●	Revolving Loan Facility. $1.2 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

Financing Transactions and Newbuild Orders

In February 2024, NCLC and the Commitment Parties entered into the third amended commitment letter, which became effective in March 2024. Pursuant to the third amended commitment letter, the Commitment Parties have agreed to purchase from NCLC an aggregate principal amount of $650 million of senior unsecured notes due five years after the issue date at NCLC’s option, which option is available through March 2025. In connection with the execution of the third amended commitment letter, NCLC agreed to repurchase all of the outstanding $250 million aggregate principal amount of 9.75% senior secured notes due 2028 at a negotiated premium plus accrued and unpaid interest thereon. See Note 8 – “Long-Term Debt” for more information.

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

Update on Bookings

The Company continues to experience strong consumer demand as the majority of new bookings are pivoting to 2025 sailings. As a result, the Company remains at the upper range of its optimal booked position on a 12-month forward basis.

Macroeconomic Trends and Uncertainties

As a result of conditions associated with global macroeconomic events, the global economy, including the financial and credit markets, has experienced volatility and disruptions, including impacts to inflation rates, fuel prices, foreign currencies and interest rates. Our costs have been and may be adversely impacted by these factors. We have used, and may continue to use, derivative instruments to attempt to mitigate the risk of volatility in fuel prices, foreign exchange rates and interest rates. In an attempt to mitigate risks related to inflation, our supply chain department has negotiated contracts with varying terms, with a goal of providing us with the ability to take advantage of cost declines when they occur, and diversified our sourcing options. These strategies may not fully offset the impact of current macroeconomic conditions; however, during 2024, we continued to see progress from our ongoing margin enhancement initiative. The

Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s recently established targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero and provide more details about them in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Report). We expect to incur significant expenses related to these regulatory requirements and commitments, which may include expenses related to greenhouse gas emissions reduction initiatives, including modifications to our ships, and will include the purchase of emissions allowances, among other things. We have and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended June 30, 2024 (“2024”) compared to three months ended June 30, 2023 (“2023”)

●	Total revenue increased 7.6% to $2.4 billion compared to $2.2 billion.
●	Net income (loss) was $286.5 million compared to $(280.3) million.
●	Operating income was $342.5 million compared to $273.4 million.
●	Gross margin increased 11.4% to $711.4 million compared to $638.4 million. Adjusted Gross Margin increased 10.6% to $1.7 billion compared to $1.5 billion.
●	Adjusted Net Income was $188.4 million in 2024, which included $(98.1) million of adjustments primarily related to our debt conversion options. Adjusted Net Income was $133.2 million in 2023, which included $413.5 million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 14.1% to $588.6 million compared to $515.7 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Passengers carried	711,918	693,085	1,448,477	1,326,995
Passenger Cruise Days	6,077,574	5,781,750	12,189,944	11,278,856
Capacity Days	5,736,385	5,513,288	11,577,400	10,928,835
Occupancy Percentage	105.9%	104.9%	105.3%	103.2%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenue	$2,372,492	$2,205,492	$4,563,707	$4,027,431
Less:
Total cruise operating expense	1,454,755	1,383,610	2,842,178	2,664,028
Ship depreciation	206,351	183,499	414,445	365,068
Gross margin	711,386	638,383	1,307,084	998,335
Ship depreciation	206,351	183,499	414,445	365,068
Payroll and related	330,578	308,220	674,859	612,375
Fuel	174,964	164,242	372,698	359,110
Food	77,046	87,770	161,754	183,736
Other	199,421	154,643	391,875	310,691
Adjusted Gross Margin	$1,699,746	$1,536,757	$3,322,715	$2,829,315
Capacity Days	5,736,385	5,513,288	11,577,400	10,928,835
Gross margin per Capacity Day	$124.01	$115.79	$112.90	$91.35
Net Yield	$296.31	$278.74	$287.00	$258.89

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total cruise operating expense	$1,454,755	$1,383,610	$2,842,178	$2,664,028
Marketing, general and administrative expense	352,861	351,335	715,319	687,275
Gross Cruise Cost	1,807,616	1,734,945	3,557,497	3,351,303
Less:
Commissions, transportation and other expense	501,039	506,855	937,249	916,539
Onboard and other expense	171,707	161,880	303,743	281,577
Net Cruise Cost	1,134,870	1,066,210	2,316,505	2,153,187
Less: Fuel expense	174,964	164,242	372,698	359,110
Net Cruise Cost Excluding Fuel	959,906	901,968	1,943,807	1,794,077
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	718	578	1,437	1,156
Non-cash share-based compensation (2)	22,984	44,536	44,932	72,691
Adjusted Net Cruise Cost Excluding Fuel	$936,204	$856,854	$1,897,438	$1,720,230
Capacity Days	5,736,385	5,513,288	11,577,400	10,928,835
Gross Cruise Cost per Capacity Day	$315.11	$314.68	$307.28	$306.65
Net Cruise Cost per Capacity Day	$197.84	$193.39	$200.09	$197.02
Net Cruise Cost Excluding Fuel per Capacity Day	$167.34	$163.60	$167.90	$164.16
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$163.20	$155.42	$163.89	$157.40
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$286,480	$(280,285)	$271,017	$(474,620)
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,232	1,010	2,465	2,020
Non-cash share-based compensation (2)	22,984	44,536	44,932	72,691
Extinguishment and modification of debt (3)	92	719	29,092	3,153
Debt conversion option, discount and expenses (4)	(122,412)	367,185	(89,766)	402,190
Adjusted Net Income	$188,376	$133,165	$257,740	$5,434
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$286,480	$(280,285)	$271,017	$(474,620)
Interest expense, net	205,765	204,269	453,183	400,997
Income tax (benefit) expense	1,549	809	2,550	(9,364)
Depreciation and amortization expense	222,405	197,115	445,334	391,905
EBITDA	716,199	121,908	1,172,084	308,918
Other (income) expense, net (1)	(151,323)	348,639	(165,874)	367,210
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	718	578	1,437	1,156
Non-cash share-based compensation (3)	22,984	44,536	44,932	72,691
Adjusted EBITDA	$588,578	$515,661	$1,052,579	$749,975
(1)	Primarily consists of net gains or losses from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended June 30, 2024 (“2024”) compared to three months ended June 30, 2023 (“2023”)

Revenue

Total revenue increased to $2.4 billion in 2024 compared to $2.2 billion in 2023 primarily due to an increase in Capacity Days and improved pricing. Gross margin increased 11.4% and Adjusted Gross Margin increased 10.6% to $1.7 billion in 2024 compared to $1.5 billion in 2023 due to an increase in Capacity Days of 4.0% and reflects an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of three new ships in 2023 partially offset by increased Dry-dock days in 2024.

Expense

Total cruise operating expense increased 5.1% and Gross Cruise Cost increased 4.2% in 2024 compared to 2023 primarily related to the delivery of three new ships in 2023 partially offset by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 4.9% in 2024 compared to 2023 primarily related to an increase in depreciation expense from the delivery of three new ships in 2023.

Interest expense, net was $205.8 million in 2024 compared to $204.3 million in 2023.

Other income (expense), net was income of $151.3 million in 2024 compared to expense of $348.6 million in 2023. The income and expense primarily relate to net gains and losses from conversion options on our exchangeable notes.

Six months ended June 30, 2024 (“2024”) compared to six months ended June 30, 2023 (“2023”)

Revenue

Total revenue increased to $4.6 billion in 2024 compared to $4.0 billion in 2023 primarily due to an increase in Capacity Days and improved pricing. Gross margin increased 30.9% and Adjusted Gross Margin increased 17.4% to $3.3 billion in 2024 compared to $2.8 billion in 2023 due to an increase in Capacity Days of 5.9% and reflects an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of three new ships in 2023 partially offset by increased Dry-dock days in 2024.

Expense

Total cruise operating expense increased 6.7% and Gross Cruise Cost increased 6.2% in 2024 compared to 2023 primarily related to the delivery of three new ships in 2023 partially offset by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 7.5% in 2024 compared to 2023 primarily related to an increase in depreciation expense from the delivery of three new ships in 2023.

Interest expense, net was $453.2 million in 2024 compared to $401.0 million in 2023. The increase in interest expense reflects higher losses in 2024 from extinguishment of debt and debt modification costs, which were $29.1 million in 2024 compared to $3.2 million in 2023. Excluding these losses, interest expense increased primarily as a result of higher debt outstanding with the delivery of three ships in 2023.

Other income (expense), net was income of $165.9 million in 2024 compared to expense of $367.2 million in 2023. The income and expense primarily relate to net gains and losses from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of June 30, 2024, our liquidity was approximately $2.7 billion, including cash and cash equivalents of $588.2 million and borrowings available under our $1.2 billion fully undrawn Revolving Loan Facility, €200 million commitment that can be used for future newbuild payments and $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

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

See Note 8 – “Long-Term Debt” for further details about the above financing transactions.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, rising fuel prices and higher interest rates. We currently intend to refinance a portion of the $565.0 million 3.625% senior unsecured notes due in December 2024 during or prior to September 2024. Within the next twelve months, we will pursue other refinancings in order to reduce interest expense and/or extend debt maturities. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At June 30, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of June 30, 2024, we had advance ticket sales of $3.9 billion, including the long-term portion, which included approximately $64.5 million of future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19. We also have agreements with our credit card processors that, as of June 30, 2024, governed approximately $3.5 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of June 30, 2024, we had cash collateral reserves of approximately $43.9 million with credit card processors, which includes $12.4 million recognized in accounts receivable, net and $31.5 million recognized in other long-term assets. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2024” refer to the six months ended June 30, 2024 and references to “2023” refer to the six months ended June 30, 2023.

Net cash provided by operating activities was $1.5 billion in 2024 and 2023. The net cash provided by operating activities included net income (losses) and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $742.4 million in 2024 and by $826.2 million in 2023. The net cash provided by operating activities includes the return of $500 million cash collateral from one credit card processor in 2023.

Net cash used in investing activities was $620.9 million in 2024 and $1.0 billion in 2023. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024. The net cash used in investing activities was primarily related to newbuild payments in 2023.

Net cash used in financing activities was $667.2 million in 2024 primarily due to repayments of newbuild loans and our 2028 Secured Notes partially offset by the proceeds from newbuild loan facilities. Net cash used in financing activities was $588.3 million in 2023 primarily due to debt repayments and a net decrease in our Revolving Loan Facility balance, partially offset by the proceeds from newbuild loan facilities and $850 million from our various note offerings.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts (which includes two ships on order for Oceania Cruises, currently scheduled for delivery in 2030 and 2031, that are expected to be cancelled, and excludes orders for four Norwegian Cruise Line ships, which were not effective as of June 30 ,2024) were $0.3 billion for the remainder of 2024 and $2.2 billion and $2.3 billion for the years ending December 31, 2025 and 2026, respectively, reflecting delays in certain scheduled ship delivery dates. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.1 billion for the remainder of 2024 and $1.6 billion and $1.5 billion for the years ending December 31, 2025 and 2026, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2024 are approximately $280 million. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2025	Norwegian Cruise Line	Next Generation Prima Class	Norwegian Aqua	~156,000	~3,550	Contract effective / financed(4)
2025	Oceania Cruises	Allura Class	Allura	~68,000	~1,250	Contract effective / financed(4)
2026	Norwegian Cruise Line	Next Generation Prima Class	To come	~156,000	~3,550	Contract effective / financed(4)
2026	Regent Seven Seas	Prestige Class	Seven Seas Prestige	~77,000	~850	Contract effective / financed(4)
2027	Norwegian Cruise Line	Next Gen ”Methanol-Ready(2)”Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
2027	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2028	Norwegian Cruise Line	Next Gen ”Methanol-Ready(2)”Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
Expected 2029(3)	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2029	Regent Seven Seas	Prestige Class	To come	~77,000	~850	Contract effective / financed(4)
2030	Norwegian Cruise Line	New Class	To come	~225,000	~5,100	Memorandum of agreement subject to Board of Director approval. Financing is being negotiated. (5)
2030	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled and replaced by listed Norwegian Cruise Line orders from 2030 – 2036(5)
2031	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled and replaced by listed Norwegian Cruise Line orders from 2030 - 2036(5)
2032	Norwegian Cruise Line	New Class	To come	~225,000	~5,100	Memorandum of agreement subject to Board of Director approval. Financing is being negotiated. (5)
2034	Norwegian Cruise Line	New Class	To come	~225,000	~5,100	Memorandum of agreement subject to Board of Director approval. Financing is being negotiated. (5)

2036	Norwegian Cruise Line	New Class	To come	~225,000	~5,100	Memorandum of agreement subject to Board of Director approval. Financing is being negotiated. (5)
(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	Delivery for the second Oceania Cruises ship is contractually scheduled for the fourth quarter of 2028, but may be delayed to 2029.
(4)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.
(5)	We expect the four-ship Norwegian Cruise Line order to replace the separate, effective, two-ship order for Oceania Cruises. The shipbuilding contracts related to the four-ship order for Norwegian Cruise Line are still being finalized.

The combined contract prices, including amendments and change orders, of the 11 ships on order for delivery (which includes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, respectively, but are expected to be cancelled, and excludes the orders for the four Norwegian Cruise Line ships, which were not effective as of June 30 ,2024) was approximately €11.0 billion, or $11.8 billion based on the euro/U.S. dollar exchange rate as of June 30, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2024 and 2023 was $13.2 million and $16.6 million, respectively, and for the six months ended June 30, 2024 and 2023 was $23.3 million and $31.3 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of June 30, 2024, our material cash requirements for debt and ship construction (which includes the two ships on order for Oceania Cruises that are expected to be cancelled, and excludes the orders for the four Norwegian Cruise Line ships, which were not effective as of June 30 ,2024) were as follows (in thousands):

	Remainder of
	2024	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (1)	$1,382,059	$1,894,344	$2,709,802	$3,658,048	$1,961,084	$2,061,227	$2,402,170	$16,068,734
Ship construction contracts (2)	235,228	2,026,241	2,165,579	2,190,155	2,104,462	825,383	1,619,109	11,166,157
Total	$1,617,287	$3,920,585	$4,875,381	$5,848,203	$4,065,546	$2,886,610	$4,021,279	$27,234,891
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of June 30, 2024. Includes exchangeable notes which can be settled in shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2024. We have committed undrawn export-credit backed facilities of approximately $9.0 billion which funds approximately 80% of our ship construction contracts, with the exception of the two ships on order for Oceania Cruises that are expected to be cancelled. The above presentation reflects the contractual delivery date in the fourth quarter of 2028 of the second new Oceania Cruises ship. However, it is expected that this delivery date may be moved to early 2029.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of June 30, 2024.

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

We believe our cash on hand, the availability under the Revolving Loan Facility and undrawn commitments less related fees, expected future operating cash inflows and our ability to issue debt securities or additional equity securities, will be sufficient to fund operations, debt payment requirements, capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding liquidity.

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

Interest Rate Risk

As of June 30, 2024, 96% of our debt was fixed and 4% was variable. As of December 31, 2023, 95% of our debt was fixed and 5% was variable. The change in our fixed rate percentage from December 31, 2023 to June 30, 2024 was primarily due to a higher proportion of variable rate debt being repaid than fixed rate debt. Based on our June 30, 2024 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $6.1 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of June 30, 2024, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. As of June 30, 2024, the payments not hedged aggregated €10.4 billion, or $11.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2024. As of December 31, 2023, the payments not hedged aggregated €5.4 billion, or $6.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2023. The change from December 31, 2023 to June 30, 2024 was primarily due to the six new effective newbuild agreements. We estimate that a 10% change in the euro as of June 30, 2024 would result in a $1.1 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.0% and 11.9% for the three months ended June 30, 2024 and 2023, respectively, and 13.1% and 13.5% for the six months ended June 30, 2024 and 2023, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2024, we had hedged approximately 53% and 39% of our remaining 2024 and 2025 projected metric tons of fuel purchases, respectively. As of December 31, 2023, we had hedged approximately 53% and 21% of our 2024 and 2025 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2023 and June 30, 2024 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2024 fuel expense by $34.7 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $21.2 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See the section titled “Litigation” in “Item 1—Financial Statements—Notes to Consolidated Financial Statements—Note 11 Commitments and Contingencies” in Part I of this quarterly report for information about legal proceedings.

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

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

10.1

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 14, 2024 (File No. 001-35784))†

10.2

SACE Facility Agreement, dated April 4, 2024, among Oceania Next I, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.3

SACE Facility Agreement, dated April 4, 2024, among Oceania Next II, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.4

SACE Facility Agreement, dated April 4, 2024, among DaVinci One, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Citibank, N.A. London Branch, Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.5

SACE Facility Agreement, dated April 4, 2024, among DaVinci Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023;

(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023;

(iii) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023;

(v) the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: August 8, 2024