Form 10-Q
period 2024-09-30
NCL CORP Ltd.
filed 2024-11-07
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 31,164,004 ordinary shares outstanding as of October 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Passenger ticket	$1,944,921	$1,733,594	$5,006,811	$4,420,909
Onboard and other	861,657	802,443	2,363,474	2,142,559
Total revenue	2,806,578	2,536,037	7,370,285	6,563,468
Cruise operating expense
Commissions, transportation and other	564,614	546,026	1,501,863	1,462,565
Onboard and other	211,753	188,694	515,496	470,271
Payroll and related	337,430	323,862	1,012,289	936,237
Fuel	164,934	170,893	537,632	530,003
Food	78,096	87,839	239,850	271,575
Other	182,112	165,432	573,987	476,123
Total cruise operating expense	1,538,939	1,482,746	4,381,117	4,146,774
Other operating expense
Marketing, general and administrative	357,963	325,285	1,073,282	1,012,560
Depreciation and amortization	218,428	204,608	663,762	596,513
Total other operating expense	576,391	529,893	1,737,044	1,609,073
Operating income	691,248	523,398	1,252,124	807,621
Non-operating income (expense)
Interest expense, net	(200,667)	(208,957)	(653,850)	(609,954)
Other income (expense), net	(58,190)	291,203	107,684	(76,007)
Total non-operating income (expense)	(258,857)	82,246	(546,166)	(685,961)
Net income before income taxes	432,391	605,644	705,958	121,660
Income tax benefit (expense)	(6,916)	(8,309)	(9,466)	1,055
Net income	$425,475	$597,335	$696,492	$122,715

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$425,475	$597,335	$696,492	$122,715
Other comprehensive income (loss):
Shipboard Retirement Plan	94	63	283	191
Cash flow hedges:
Net unrealized gain (loss)	(56,078)	57,885	(7,668)	34,833
Amount realized and reclassified into earnings	2,630	(6,563)	(3,853)	(13,890)
Total other comprehensive income (loss)	(53,354)	51,385	(11,238)	21,134
Total comprehensive income	$372,121	$648,720	$685,254	$143,849

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$326,579	$396,473
Accounts receivable, net	200,841	280,271
Inventories	145,056	157,646
Prepaid expenses and other assets	499,711	472,816
Total current assets	1,172,187	1,307,206
Property and equipment, net	16,743,936	16,433,292
Goodwill	135,764	98,134
Trade names	500,525	500,525
Other long-term assets	1,226,545	1,147,891
Total assets	$19,778,957	$19,487,048
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,203,470	$1,598,177
Current portion of exchangeable notes	521,145	210,375
Accounts payable	172,937	174,338
Accrued expenses and other liabilities	1,067,300	1,058,573
Due to NCLH	61,213	63,389
Advance ticket sales	3,144,586	3,060,666
Total current liabilities	6,170,651	6,165,518
Long-term debt	10,150,477	10,271,259
Exchangeable notes	1,543,440	2,054,142
Other long-term liabilities	860,415	839,335
Total liabilities	18,724,983	19,330,254
Commitments and contingencies (Note 11)
Shareholders’ equity:

Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized at September 30, 2024 and 2,000,000 shares authorized at December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023; Series A-3: $1,000 par value; 999,990 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023)

	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at September 30, 2024 and 48,333,330 shares authorized; 39,497,334 shares issued and outstanding at December 31, 2023)	37	47
Additional paid-in capital	8,886,362	8,674,426
Accumulated other comprehensive income (loss)	(521,389)	(510,151)
Accumulated deficit	(7,311,036)	(8,007,528)
Total shareholders’ equity	1,053,974	156,794
Total liabilities and shareholders’ equity	$19,778,957	$19,487,048

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$696,492	$122,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	808,770	729,761
(Gain) loss on derivatives	(122,509)	80,407
Loss on extinguishment of debt	29,267	2,801
Provision for bad debts and inventory obsolescence	3,668	3,640
Gain on involuntary conversion of assets	(4,605)	(4,583)
Share-based compensation expense	65,570	96,254
Net foreign currency adjustments on euro-denominated debt	6,811	(2,027)
Changes in operating assets and liabilities:
Accounts receivable, net	72,341	80,064
Inventories	12,160	(18,120)
Prepaid expenses and other assets	27,347	432,594
Accounts payable	(8,388)	(60,971)
Accrued expenses and other liabilities	(25,040)	(139,140)
Advance ticket sales	90,859	419,420
Net cash provided by operating activities	1,652,743	1,742,815
Cash flows from investing activities
Additions to property and equipment, net	(967,516)	(2,102,698)
Cash paid on settlement of derivatives	—	(118,610)
Acquisition, net of cash acquired	(27,322)	—
Other	9,164	14,678
Net cash used in investing activities	(985,674)	(2,206,630)
Cash flows from financing activities
Repayments of long-term debt	(1,268,605)	(2,629,681)
Proceeds from long-term debt	688,901	2,989,183
Due to NCLH, net	(2,176)	9,225
Net share settlement of restricted share units	(22,058)	(25,271)
Early redemption premium	(19,166)	—
Deferred financing fees	(113,859)	(145,051)
Net cash provided by (used in) financing activities	(736,963)	198,405
Net decrease in cash and cash equivalents	(69,894)	(265,410)
Cash and cash equivalents at beginning of period	396,473	941,026
Cash and cash equivalents at end of period	$326,579	$675,616

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2024	$146,603	$8,719,177	$(468,035)	$(7,736,511)	$661,234
Share-based compensation	—	20,638	—	—	20,638
Net share settlement of restricted share units	—	(19)	—	—	(19)
Share repurchase and cancellation	(146,566)	146,566	—	—	—
Other comprehensive loss, net	—	—	(53,354)	—	(53,354)
Net income	—	—	—	425,475	425,475
Balance, September 30, 2024	$37	$8,886,362	$(521,389)	$(7,311,036)	$1,053,974

	Nine Months Ended September 30, 2024
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	$47	$8,674,426	$(510,151)	$(8,007,528)	$156,794
Share-based compensation	—	65,570	—	—	65,570
Net share settlement of restricted share units	—	(22,058)	—	—	(22,058)
Contribution from NCLH	146,556	21,858	—	—	168,414
Share repurchase and cancellation	(146,566)	146,566	—	—	—
Other comprehensive loss, net	—	—	(11,238)	—	(11,238)
Net income	—	—	—	696,492	696,492
Balance, September 30, 2024	$37	$8,886,362	$(521,389)	$(7,311,036)	$1,053,974

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

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2024, we had 32 ships with approximately 66,400 Berths. The Company expects to add thirteen additional ships to our fleet from 2025 through 2036.

We have four Prima Class Ships on order with currently scheduled delivery dates from 2025 through 2028. We have one Allura Class Ship on order for delivery in 2025. We also have orders for three new classes of ships: four Oceania Cruises ships with deliveries currently scheduled from 2027 through 2031, two Prestige Class Ships with deliveries currently scheduled in 2026 and 2029 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. The orders for two of the new class of Oceania Cruises ships currently scheduled for delivery in 2030 and 2031 are expected to be cancelled.

2.            Summary of Significant Accounting Policies

Liquidity

As of September 30, 2024, we had liquidity of approximately $2.4 billion, including cash and cash equivalents of $326.6 million, borrowings available under our $1.2 billion undrawn Revolving Loan Facility, a €200 million commitment that can be used for future newbuild payments and a $650 million undrawn commitment of senior unsecured notes issuable by NCLC less related fees (see Note 8 – “Long-Term Debt” for further information regarding our commitments). We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $32.1 million and a gain of $15.7 million for the three months ended September 30, 2024 and 2023, respectively, and losses of $16.5 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Accounts Receivable, Net

Accounts receivable, net included $4.9 million and $20.1 million due from credit card processors as of September 30, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 includes additional disclosures on an interim and annual basis and requires that the disclosures be applied to public entities that have a single reportable segment. These provisions are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. ASU 2023-07 shall be applied retrospectively unless it is impracticable to do so. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements other than the expanded footnote disclosure.

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

As of September 30, 2024, the measurement period pertaining to the acquisition remains open and is subject to further adjustment. The acquisition includes deferred consideration, which is currently considered probable of payment in full; however, if new information arises, a change in consideration could impact our goodwill or liabilities. The acquisition of IMA does not have a material impact on the Company’s consolidated statements of operations.

4.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	$1,315,224	$1,234,852	$4,052,094	$3,817,082
Europe	1,439,473	1,284,421	2,519,770	2,245,868
Asia-Pacific	50,294	15,972	565,823	311,524
Other	1,587	792	232,598	188,994
Total revenue	$2,806,578	$2,536,037	$7,370,285	$6,563,468

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2024 and December 31, 2023, our receivables from customers were $107.0 million and $126.4 million, respectively, primarily related to in-transit credit card receivables.

Future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19 are approximately $63.2 million. The future cruise credits are not contracts, and therefore, guests who elected this option are excluded from our contract liability balance; however, the credit for the original amount paid is included in advance ticket sales.

Our contract liabilities are included within advance ticket sales. As of September 30, 2024 and December 31, 2023, our contract liabilities were $2.2 billion. Of the amounts included within contract liabilities as of September 30, 2024, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the nine months ended September 30, 2024, $2.1 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

5.            Leases

Operating lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	Other long-term assets	$764,481	$753,652
Current operating lease liabilities	Accrued expenses and other liabilities	27,939	23,226
Non-current operating lease liabilities	Other long-term liabilities	652,489	644,646

6.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 was as follows (in thousands):

	Nine Months Ended September 30, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive loss before reclassifications	(7,668)	(7,668)		—
Amounts reclassified into earnings	(3,570)	(3,853)	(1)	283	(2)
Accumulated other comprehensive income (loss) at end of period	$(521,389)	$(520,692)	(3)	$(697)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 was as follows (in thousands):

	Nine Months Ended September 30, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive income before reclassifications	34,833	34,833		—
Amounts reclassified into earnings	(13,699)	(13,890)	(1)	191	(2)
Accumulated other comprehensive income (loss) at end of period	$(457,658)	$(460,282)		$2,624
(1)	We refer you to Note 9— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $43.9 million of losses expected to be reclassified into earnings in the next 12 months.

7.Property and Equipment, Net

Property and equipment, net increased $310.6 million for the nine months ended September 30, 2024 primarily due to ships under construction.

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

In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior unsecured notes due March 1, 2030 (the “2030 Notes”). NCLC may, at its option, redeem the 2030 Notes, in whole or in part, (i) prior to March 1, 2027 (the “First Call Date”), at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the First Call Date, at the redemption prices set forth in the 2030 Notes indenture, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the First Call Date, NCLC may redeem up to 40% of the aggregate principal amount of the 2030 Notes with the net proceeds of certain equity offerings at a redemption price equal to 106.250% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2030 Notes issued remains outstanding following such redemption. The 2030 Notes pay interest at 6.250% per annum, semiannually in arrears on March 1 and September 1 of each year, to holders of record at the close of business on the immediately preceding February 15 and August 15, respectively. The 2030 Notes indenture contains covenants that limit the ability of NCLC and its restricted subsidiaries to, among other things: (i) grant or assume certain liens; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

The net proceeds for the 2030 Notes, after deducting the initial purchasers’ discount but before deducting estimated fees and expenses, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior notes due 2024, including to pay any accrued and unpaid interest thereon.

Exchangeable Notes

The exchangeable notes are convertible into redeemable preference shares of NCLC. Upon conversion, the preference shares are immediately and automatically exchanged, for each $1,000 principal amount of exchangeable notes, into a certain number of NCLH’s ordinary shares based on the applicable exchange rate. Upon NCLH’s receipt of the NCLC preference shares, each preference share will be immediately re-designated into an ordinary share of NCLC of par value $1,000 per share and then subdivided into 833,333 ordinary shares of NCLC of par value $0.0012 per share (the “re-designation”). After the re-designation, the NCLC ordinary shares issued will rank pari passu with the existing ordinary shares of NCLC held by NCLH having the rights and being subject to the restrictions set out in NCLC's bye-laws. During the six months eneded June 30, 2024, 146,556 series A-1 preference shares were issued and subsequently re-designated and subdivided, as a result of which NCLH held an additional 122,129,951,148 ordinary shares in the capital of NCLC. During the three months ended September 30, 2024, all 122,138,284,478 of the ordinary shares of NCLC that were previously issued and outstanding as a result of the re-designation of ordinary shares from preference shares were repurchased for nominal consideration and cancelled.

The following is a summary of NCLC’s exchangeable notes as of September 30, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(36,738)	$413,252	$551,310	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(130,669)	1,019,331	1,114,166	Level 2
2027 2.5% Exchangeable Notes	473,175	(55,096)	418,079	469,877	Level 2
(1)	We expect that the holders of the 2025 Exchangeable Notes will exchange their 2025 Exchangeable Notes for NCLH ordinary shares.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2023 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2024 Exchangeable Notes	$146,601	$(8,672)	$137,929	$217,790	Level 2
2025 Exchangeable Notes	449,990	(65,811)	384,179	572,567	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(167,939)	982,061	1,068,431	Level 2
2027 2.5% Exchangeable Notes	473,175	(70,405)	402,770	453,784	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Coupon interest	$12,238	$14,438	$39,983	$43,313
Amortization of discount and deferred financing fees	28,178	30,827	90,233	88,374
Total	$40,416	$45,265	$130,216	$131,687

As of September 30, 2024, the effective interest rate is 15.89%, 6.28% and 7.88% for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be settled in NCLH ordinary shares, and finance lease obligations as of September 30, 2024 (in thousands):

Year	Amount
Remainder of 2024	$580,337
2025	1,324,480
2026	2,243,781
2027	3,308,071
2028	1,719,541
2029	1,934,831
Thereafter	2,600,722
Total	$13,711,763

Debt Covenants

As of September 30, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of September 30, 2024, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 846 thousand metric tons of our projected fuel purchases, maturing through December 31, 2026.

As of September 30, 2024, we had fuel swaps pertaining to approximately 4 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through February 28, 2025.

As of September 30, 2024, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of September 30, 2024 were 24.0 million, 34.1 million and 13.7 million NCLH ordinary shares for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2024	2023	2024	2023
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Accrued expenses and other liabilities	$299	$4,309	$25,394	$11,247
	Other long-term liabilities	475	137	9,827	8,932
Total derivatives designated as hedging instruments		$774	$4,446	$35,221	$20,179

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Accrued expenses and other liabilities	$—	$141	$458	$1,031
	Other long-term liabilities	—	—	—	280
Debt conversion options
	Current portion of exchangeable notes	—	—	105,284	71,710
	Exchangeable notes	—	—	108,639	285,868
Total derivatives not designated as hedging instruments		$—	$141	$214,381	$358,889
Total derivatives		$774	$4,587	$249,602	$379,068

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	$249,602	$(774)	$248,828	$(213,923)	$34,905

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2023	Amounts	Offset	Amounts	Not Offset	Net Amounts
Liabilities	$379,068	$(4,587)	$374,481	$(357,578)	$16,903

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Fuel contracts	$(56,615)	$74,710	Fuel	$1,440	$9,540
Fuel contracts	—	—	Other income (expense), net	49	417
Foreign currency contracts	537	(16,825)	Depreciation and amortization	(4,119)	(3,394)
Total gain (loss) recognized in other comprehensive loss	$(56,078)	$57,885		$(2,630)	$6,563

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Fuel contracts	$(8,327)	$33,640	Fuel	$14,855	$22,709
Fuel contracts	—	—	Other income (expense), net	1,356	74
Foreign currency contracts	659	1,193	Depreciation and amortization	(12,358)	(8,893)
Total gain (loss) recognized in other comprehensive loss	$(7,668)	$34,833		$3,853	$13,890

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$164,934	$218,428	$(58,190)	$170,893	$204,608	$291,203

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	1,440	—	—	9,540	—	—
Foreign currency contracts	—	(4,119)	—	—	(3,394)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	49	—	—	417

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$537,632	$663,762	$107,684	$530,003	$596,513	$(76,007)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	14,855	—	—	22,709	—	—
Foreign currency contracts	—	(12,358)	—	—	(8,893)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	1,356	—	—	74

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Fuel contracts	Other income (expense), net	$(401)	$1,369	$1,785	$522
Debt conversion options	Other income (expense), net	(24,044)	279,143	121,797	(71,069)

Long-Term Debt

As of September 30, 2024 and December 31, 2023, the fair value of our long-term debt, including the current portion, was $13.2 billion and $13.5 billion, respectively, which was $0.5 billion and $1.0 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

10.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which as amended and restated through 2023 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 42,009,006 NCLH ordinary shares that could have been delivered pursuant to all awards granted under the plan. In June 2024, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 3,000,000, resulting in an increase in the maximum aggregate limit to 45,009,006 NCLH ordinary shares.

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

The following is a summary of NCLH restricted share unit activity for the nine months ended September 30, 2024:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2024	9,083,120	$17.39	2,140,134	$19.41
Granted	4,673,132	19.25	945,040	19.29
Vested	(4,308,167)	18.85	(334,888)	31.78
Forfeited or expired	(433,687)	17.27	(147,636)	16.69
Non-vested as of September 30, 2024	9,014,398	17.67	2,602,650	17.93

Share Option Awards

The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the nine months ended September 30, 2024:

					Weighted-
	Number of Share Option Awards		Weighted-Average Exercise Price		Average	Aggregate
	Time-	Performance-	Time-	Performance-	Contractual	Intrinsic
	Based	Based	Based	Based	Term	Value
	Awards	Awards	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2024	3,524,856	114,583	$52.98	$59.43	1.26	$—
Forfeited and cancelled	(1,057,038)	(114,583)	50.93	59.43
Outstanding as of September 30, 2024	2,467,818	—	53.85	—	0.79	—

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Payroll and related expense	$4,855	$4,592	$14,546	$13,925
Marketing, general and administrative expense	15,783	18,971	51,024	82,329
Total share-based compensation expense	$20,638	$23,563	$65,570	$96,254

11.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have four Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,550 to 3,850 Berths, with currently scheduled delivery dates from 2025 through 2028. For the Norwegian brand, we also have an order for four additional ships, each at approximately 225,000 Gross Tons and 5,200 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we have an order for one additional Allura Class Ship to be delivered in 2025, which will be approximately 68,000 Gross Tons and 1,250 Berths. For the Oceania Cruises brand, we also have an order for four additional ships (which includes two ships on order, which are currently scheduled for delivery in 2030 and 2031, but are expected to be cancelled), each at approximately 86,000 Gross Tons and 1,450 Berths, with currently scheduled delivery dates from 2027 through 2031. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 850 Berths, with currently scheduled delivery dates in 2026 and 2029. The impacts of initiatives to improve environmental sustainability and modifications the Company plans to make to its newbuilds and/or other macroeconomic conditions and events have resulted in delays in expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

The combined contract prices, including amendments and change orders, of the 13 ships on order for delivery as of September 30, 2024 (which excludes two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, but are expected to be cancelled) was approximately €17.5 billion, or $19.5 billion based on the euro/U.S. dollar exchange rate as of September 30, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. For ships on order, excluding the two ships on order for Oceania Cruises that are expected to be cancelled and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036, we have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Our minimum annual payments for non-cancelable ship construction contracts, which exclude two contracts with options to cancel, are as follows (in thousands):

Year	Amount
Remainder of 2024	$54,517
2025	2,271,345
2026	2,278,009
2027	2,356,110
2028	2,179,454
2029	1,009,655
Thereafter	8,513,710
Total minimum annual payments	$18,662,800

The above presentation reflects the current delivery dates; however, certain delivery dates may be delayed at the option of the builder, which would result in additional fees.

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. On May 17, 2024, the Eleventh Circuit heard oral argument on the matter. On October 22, 2024, the Eleventh Circuit reversed the trial court. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.9 billion in advance ticket sales at September 30, 2024 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2024, we had cash reserves of approximately $4.9 million with credit card processors recognized in accounts receivable, net. The $31.5 million previously recognized in other long-term assets was returned to the Company during the three months ended September 30 2024. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

12.          Other Income (Expense), Net

For the three months ended September 30, 2024, other income (expense), net was expense of $58.2 million primarily related to losses on foreign currency remeasurements and our exchangeable notes. For the nine months ended September 30, 2024, other income (expense), net was income of $107.7 million and for the three and nine months ended September 30, 2023, other income (expense), net was income of $291.2 million and expense $76.0 million, respectively, primarily due to net gains and losses on our exchangeable notes.

13.          Supplemental Cash Flow Information

For the nine months ended September 30, 2024 and 2023, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $6.6 million and $57.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets, expected fleet additions and cancellations, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment and the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reduction in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;

●	our success in controlling operating expenses and capital expenditures;
●	trends in, or changes to, future bookings and our ability to take future reservations and receive deposits related thereto;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict, such as Russia’s invasion of Ukraine or the Israel-Hamas war, or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	any further impairment of our trademarks, trade names or goodwill;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (“Annual Report on Form 10-K”).

The above examples are not exhaustive and new risks emerge from time to time. There may be additional risks that we currently consider immaterial or which are unknown. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.

●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy or Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna and two additional ships on order.
●	Revolving Loan Facility. $1.2 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

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

In April 2024, we obtained export credit financing for 80% of the contract price of two new Regent Seven Seas Cruises ship orders and two new Oceania Cruises ship orders as well as related premiums. Contemporaneously, the ship orders became effective. The Norwegian brand also placed a four-ship order, for which the shipbuilding contracts and financing are still being finalized. We refer you to “—Liquidity and Capital Resources— Future Capital Commitments” and “—Liquidity and Capital Resources— Material Cash Requirements” for details regarding our newbuild orders.

Additionally, in April 2024, a €200 million commitment became available that can be used for future newbuild payments. See Note 8 – “Long-Term Debt” for more information.

In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior notes due 2030. The net proceeds, after deducting the initial purchasers’ discount but before deducting estimated fees and expenses, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior notes due 2024, including to pay any accrued and unpaid interest thereon. See Note 8 – “Long-Term Debt” for more information.

Deferred Tax Asset Valuation Allowance

The Company maintains a full valuation allowance against the net deferred tax assets mainly in the U.S. and Bermuda jurisdictions. Given our current earnings, anticipated future earnings and outlook of the cruise industry as a whole, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion or all of our U.S. valuation allowance would no longer be required. A release of the valuation allowance would result in recognition of certain deferred tax assets and a decrease in income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, are unknown as this is subject to change on the basis of the level of profitability that we are able to actually achieve in future periods.

Update on Bookings

The Company continues to experience strong consumer demand as the majority of new bookings have shifted to 2025 sailings. As a result, the Company remains at the upper range of its optimal booked position on a 12-month forward basis.

Margin Enhancement Initiative

During 2024, we continued to see progress from our ongoing margin enhancement initiative. The Company continues to prioritize identifying and evaluating a variety of initiatives to improve its cost structure and margin profile, while preserving its brand equity and optimal guest satisfaction levels. However, global macroeconomic events have created volatility and disruptions in the past that have adversely impacted our costs and they may do so again in the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero and provide more details about them in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Report). We expect to incur significant expenses related to these regulatory requirements and commitments, which may include expenses related to greenhouse gas emissions reduction initiatives, including modifications to our ships, and will include the purchase of emissions allowances, among other things. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce greenhouse gas emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended September 30, 2024 (“2024”) compared to three months ended September 30, 2023 (“2023”)

●	Total revenue increased 10.7% to $2.8 billion compared to $2.5 billion.
●	Net income was $425.5 million compared to $597.3 million.
●	Operating income was $691.2 million compared to $523.4 million.
●	Gross margin increased 23.4% to $1.1 billion compared to $862.7 million. Adjusted Gross Margin increased 12.7% to $2.0 billion compared to $1.8 billion.
●	Adjusted Net Income was $497.0 million in 2024, which included $71.5 million of adjustments primarily related to our debt conversion options. Adjusted Net Income was $370.6 million in 2023, which included $(226.7) million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 23.8% to $931.0 million compared to $752.1 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Passengers carried	812,529	740,658	2,261,006	2,067,653
Passenger Cruise Days	6,521,610	6,176,403	18,711,554	17,455,259
Capacity Days	6,033,707	5,820,448	17,611,107	16,749,283
Occupancy Percentage	108.1%	106.1%	106.2%	104.2%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenue	$2,806,578	$2,536,037	$7,370,285	$6,563,468
Less:
Total cruise operating expense	1,538,939	1,482,746	4,381,117	4,146,774
Ship depreciation	202,994	190,549	617,439	555,617
Gross margin	1,064,645	862,742	2,371,729	1,861,077
Ship depreciation	202,994	190,549	617,439	555,617
Payroll and related	337,430	323,862	1,012,289	936,237
Fuel	164,934	170,893	537,632	530,003
Food	78,096	87,839	239,850	271,575
Other	182,112	165,432	573,987	476,123
Adjusted Gross Margin	$2,030,211	$1,801,317	$5,352,926	$4,630,632
Capacity Days	6,033,707	5,820,448	17,611,107	16,749,283
Gross margin per Capacity Day	$176.45	$148.23	$134.67	$111.11
Net Yield	$336.48	$309.48	$303.95	$276.47

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total cruise operating expense	$1,538,939	$1,482,746	$4,381,117	$4,146,774
Marketing, general and administrative expense	357,963	325,285	1,073,282	1,012,560
Gross Cruise Cost	1,896,902	1,808,031	5,454,399	5,159,334
Less:
Commissions, transportation and other expense	564,614	546,026	1,501,863	1,462,565
Onboard and other expense	211,753	188,694	515,496	470,271
Net Cruise Cost	1,120,535	1,073,311	3,437,040	3,226,498
Less: Fuel expense	164,934	170,893	537,632	530,003
Net Cruise Cost Excluding Fuel	955,601	902,418	2,899,408	2,696,495
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	719	578	2,156	1,734
Non-cash share-based compensation (2)	20,638	23,563	65,570	96,254
Adjusted Net Cruise Cost Excluding Fuel	$934,244	$878,277	$2,831,682	$2,598,507
Capacity Days	6,033,707	5,820,448	17,611,107	16,749,283
Gross Cruise Cost per Capacity Day	$314.38	$310.63	$309.71	$308.03
Net Cruise Cost per Capacity Day	$185.71	$184.40	$195.16	$192.63
Net Cruise Cost Excluding Fuel per Capacity Day	$158.38	$155.04	$164.64	$160.99
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$154.84	$150.90	$160.79	$155.14
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$425,475	$597,335	$696,492	$122,715
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,232	1,009	3,697	3,029
Non-cash share-based compensation (2)	20,638	23,563	65,570	96,254
Extinguishment and modification of debt (3)	175	1	29,267	3,154
Debt conversion option, discount and expenses (4)	49,464	(251,287)	(40,302)	150,903
Adjusted Net Income	$496,984	$370,621	$754,724	$376,055
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$425,475	$597,335	$696,492	$122,715
Interest expense, net	200,667	208,957	653,850	609,954
Income tax (benefit) expense	6,916	8,309	9,466	(1,055)
Depreciation and amortization expense	218,428	204,608	663,762	596,513
EBITDA	851,486	1,019,209	2,023,570	1,328,127
Other (income) expense, net (1)	58,190	(291,203)	(107,684)	76,007
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	719	578	2,156	1,734
Non-cash share-based compensation (3)	20,638	23,563	65,570	96,254
Adjusted EBITDA	$931,033	$752,147	$1,983,612	$1,502,122
(1)	For the three months ended September 30, 2024, primarily consists of losses on foreign currency remeasurements and conversion options on our exchangeable notes. For 2023 and the nine months ended September 30, 2024, primarily consists of net gains or losses from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended September 30, 2024 (“2024”) compared to three months ended September 30, 2023 (“2023”)

Revenue

Total revenue increased to $2.8 billion in 2024 compared to $2.5 billion in 2023 primarily due to an increase in Capacity Days and an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of two new ships in the second half of 2023.

Expense

Total cruise operating expense increased 3.8% and Gross Cruise Cost increased 4.9% in 2024 compared to 2023 primarily related to the delivery of two new ships in the second half of 2023 partially offset by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 8.8% in 2024 compared to 2023 primarily related to an increase in depreciation expense from the delivery of two new ships in the second half of 2023 and variable compensation due to strong performance of the business.

Interest expense, net was $200.7 million in 2024 compared to $209.0 million in 2023.

Other income (expense), net was expense of $58.2 million in 2024 compared to income of $291.2 million in 2023. In 2024, the expense primarily relates to losses on foreign currency remeasurments and also includes losses from conversion options on our exchangeable notes. In 2023, the income primarily relates to gains from conversion options on our exchangeable notes.

Nine months ended September 30, 2024 (“2024”) compared to nine months ended September 30, 2023 (“2023”)

Revenue

Total revenue increased to $7.4 billion in 2024 compared to $6.6 billion in 2023 primarily due to an increase in Capacity Days and an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of three new ships in 2023 partially offset by increased Dry-dock days in 2024.

Expense

Total cruise operating expense increased 5.7% and Gross Cruise Cost increased 5.7% in 2024 compared to 2023 primarily related to the delivery of three new ships in 2023 partially offset by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 8.0% in 2024 compared to 2023 primarily related to an increase in depreciation expense from the delivery of three new ships in 2023, variable compensation due to strong performance of the business and general and administrative costs related to consulting projects.

Interest expense, net was $653.9 million in 2024 compared to $610.0 million in 2023. The increase in interest expense reflects higher losses in 2024 from extinguishment of debt and debt modification costs, which were $29.3 million in 2024 compared to $3.2 million in 2023. Excluding these losses, interest expense increased primarily as a result of higher debt outstanding with the delivery of three ships in 2023, partially offset by lower rates.

Other income (expense), net was income of $107.7 million in 2024 compared to expense of $76.0 million in 2023. The income and expense primarily relate to net gains and losses from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of September 30, 2024, our liquidity was approximately $2.4 billion, including cash and cash equivalents of $326.6 million and borrowings available under our $1.2 billion fully undrawn Revolving Loan Facility, €200 million commitment that can be used for future newbuild payments and $650 million undrawn commitment less related fees. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

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

In September 2024, NCLC issued $315.0 million aggregate principal amount of 6.250% senior notes due 2030. The net proceeds, after deducting the initial purchasers’ discount but before deducting estimated fees and expenses, together with cash on hand, were used to redeem $315.0 million aggregate principal amount of the 3.625% senior notes due 2024, including to pay any accrued and unpaid interest thereon.

See Note 8 – “Long-Term Debt” for further details about the above financing transactions.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, rising fuel prices and higher interest rates. Within the next twelve months, we will pursue other refinancings in order to reduce interest expense and/or extend debt maturities. The remaining $250.0 million of the $565.0 million 3.625% senior unsecured notes due in December 2024 will be paid at maturity. We expect the holders of the 2025 Exchangeable Notes maturing in August 2025 will exchange their 2025 Exchangeable Notes for NCLH ordinary shares. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At September 30, 2024, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

As of September 30, 2024, we had advance ticket sales of $3.3 billion, including the long-term portion, which included approximately $63.2 million of future cruise credits that have been issued as face value reimbursement for cancelled bookings due to COVID-19. We also have agreements with our credit card processors that, as of September 30, 2024, governed approximately $2.9 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. As of September 30, 2024, we had cash collateral reserves of approximately $4.9 million with credit card processors recognized in accounts receivable, net. The $31.5 million previously recognized in other long-term assets was returned to the Company during the three months ended September 30, 2024. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2024” refer to the nine months ended September 30, 2024 and references to “2023” refer to the nine months ended September 30, 2023.

Net cash provided by operating activities was $1.7 billion in 2024 and 2023. The net cash provided by operating activities included net income and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $90.9 million in 2024 and by $419.4 million in 2023. The net cash provided by operating activities includes the return of $500 million cash collateral from one credit card processor in 2023.

Net cash used in investing activities was $985.7 million in 2024 and $2.2 billion in 2023. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024. The net cash used in investing activities was primarily related to newbuild payments in 2023.

Net cash used in financing activities was $737.0 million in 2024 primarily due to repayments of newbuild loans, our 2028 Secured Notes, and a portion of the 3.625% senior notes due 2024 partially offset by the proceeds from newbuild loan facilities and the 2030 Notes. Net cash provided by financing activities was $198.4 million in 2023 primarily due to newbuild loans and $850 million from our various note offerings, partially offset by debt repayments and a net decrease in our Revolving Loan Facility balance.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts were $0.1 billion for the remainder of 2024 and $2.5 billion and $2.5 billion for the years ending December 31, 2025 and 2026, respectively, reflecting delays in certain scheduled ship delivery dates. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $43.6 million for the remainder of 2024 and $1.7 billion and $1.6 billion for the years ending December 31, 2025 and 2026, respectively. Anticipated non-newbuild capital expenditures for the remainder of 2024 are approximately $0.1 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2025	Norwegian Cruise Line	Next Generation Prima Class	Norwegian Aqua	~156,000	~3,550	Contract effective / financed(4)
2025	Oceania Cruises	Allura Class	Allura	~68,000	~1,250	Contract effective / financed(4)
2026	Norwegian Cruise Line	Next Generation Prima Class	Norwegian Luna	~156,000	~3,550	Contract effective / financed(4)
2026	Regent Seven Seas	Prestige Class	Seven Seas Prestige	~77,000	~850	Contract effective / financed(4)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
2027	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,850	Contract effective / financed(4)
Expected 2029(3)	Oceania Cruises	New Class	To come	~86,000	~1,450	Contract effective / financed(4)
2029(6)	Regent Seven Seas	Prestige Class	To come	~77,000	~850	Contract effective / financed(4)
2030	Norwegian Cruise Line	New Class	To come	~225,000	~5,200	Memorandum of agreement effective. Financing is being negotiated. (5)
2030(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled.(5)
2031(6)	Oceania Cruises	New Class	—	~86,000	~1,450	Contract effective, but not financed. Order expected to be cancelled.(5)
2032	Norwegian Cruise Line	New Class	To come	~225,000	~5,200	Memorandum of agreement effective. Financing is being negotiated. (5)
2034	Norwegian Cruise Line	New Class	To come	~225,000	~5,200	Memorandum of agreement effective. Financing is being negotiated. (5)
2036	Norwegian Cruise Line	New Class	To come	~225,000	~5,200	Memorandum of agreement effective. Financing is being negotiated. (5)

(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	Delivery for the second Oceania Cruises ship is contractually scheduled for the fourth quarter of 2028, but may be delayed to 2029, which would result in additional fees.
(4)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.
(5)	We have the option to cancel the effective two-ship order for Oceania Cruises. The shipbuilding contracts related to the four-ship order for Norwegian Cruise Line are still being finalized.
(6)	Delivery dates may be delayed at the option of the builder, which would result in additional fees.

The combined contract prices, including amendments and change orders, of the 13 ships on order for delivery (which excludes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, but are expected to be cancelled) was approximately €17.5 billion, or $19.5 billion based on the euro/U.S. dollar exchange rate as of September 30, 2024. If the two ships on order for Oceania Cruises are cancelled, there will be incremental corresponding adjustments to the purchase price of other applicable newbuilds not to exceed €51 million. We do not anticipate any contractual breaches or cancellations to occur, except as noted above. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2024 and 2023 was $17.2 million and $13.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $40.5 million and $44.7 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of September 30, 2024, our material cash requirements for debt and ship construction (which excludes the two ships on order for Oceania Cruises that are expected to be cancelled) were as follows (in thousands):

	Remainder of
	2024	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (1)	$651,111	$1,916,421	$2,736,755	$3,688,817	$1,995,850	$2,095,601	$2,841,738	$15,926,293
Ship construction contracts (2)	54,517	2,271,345	2,278,009	2,356,110	2,179,454	1,009,655	8,513,710	18,662,800
Total	$705,628	$4,187,766	$5,014,764	$6,044,927	$4,175,304	$3,105,256	$11,355,448	$34,589,093
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of September 30, 2024. Includes exchangeable notes which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2024. We have committed undrawn export-credit backed facilities of approximately $9.0 billion which funds approximately 80% of our ship construction contracts, with the exception of the two ships on order for Oceania Cruises that are expected to be cancelled and the four additional ships on order for Norwegian Cruise Line with currently scheduled delivery from 2030 to 2036. The above presentation reflects the current delivery dates; however, certain delivery dates may be delayed at the option of the builder.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Substantially all of our ships are pledged as collateral for certain of our debt. We believe we were in compliance with our covenants as of September 30, 2024.

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

Interest Rate Risk

As of September 30, 2024 and December 31, 2023, 95% of our debt was fixed and 5% was variable. Based on our September 30, 2024 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $6.2 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of September 30, 2024, future ship construction obligations aggregated €16.8 billion, or $18.7 billion based on the euro/U.S. dollar exchange rate as of September 30, 2024. As of December 31, 2023, the ship construction obligations aggregated €5.4 billion, or $6.0 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2023. The change from December 31, 2023 to September 30, 2024 was primarily due to the eight new effective newbuild agreements, which excludes the two ships on order for Oceania Cruises, which are currently scheduled for delivery in 2030 and 2031, but are expected to be cancelled. We estimate that a 10% change in the euro as of September 30, 2024 would result in a $1.9 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.7% and 11.5% for the three months ended September 30, 2024 and 2023, respectively, and 12.3% and 12.8% for the nine months ended September 30, 2024 and 2023, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of September 30, 2024, we had hedged approximately 51%, 51% and 16% of our remaining 2024, 2025 and 2026 projected metric tons of fuel purchases, respectively. As of December 31, 2023, we had hedged approximately 53% and 21% of our 2024 and 2025 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2023 and September 30, 2024 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2024 fuel expense by $16.4 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $8.1 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

4.1

Indenture, dated September 17, 2024, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee with respect to $315.0 million aggregate principal amount of 6.250% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 17, 2024 (File No. 001-35784))

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023;

(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023;

(iii) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023;

(v) the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 7, 2024