Form 10-Q
period 2025-06-30
NCL CORP Ltd.
filed 2025-08-04
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 31,164,004 ordinary shares outstanding as of July 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Passenger ticket	$1,708,985	$1,602,076	$3,127,669	$3,061,890
Onboard and other	808,512	770,416	1,517,381	1,501,817
Total revenue	2,517,497	2,372,492	4,645,050	4,563,707
Cruise operating expense
Commissions, transportation and other	487,835	501,039	883,178	937,249
Onboard and other	187,684	171,707	326,542	303,743
Payroll and related	346,133	330,578	680,637	674,859
Fuel	157,377	174,964	332,391	372,698
Food	81,323	77,046	156,911	161,754
Other	196,495	199,421	381,126	391,875
Total cruise operating expense	1,456,847	1,454,755	2,760,785	2,842,178
Other operating expense
Marketing, general and administrative	392,315	352,861	783,553	715,319
Depreciation and amortization	243,760	222,405	475,057	445,334
Total other operating expense	636,075	575,266	1,258,610	1,160,653
Operating income	424,575	342,471	625,655	560,876
Non-operating income (expense)
Interest expense, net	(260,013)	(205,765)	(504,235)	(453,183)
Other income (expense), net	(167,729)	151,323	77,457	165,874
Total non-operating income (expense)	(427,742)	(54,442)	(426,778)	(287,309)
Net income (loss) before income taxes	(3,167)	288,029	198,877	273,567
Income tax benefit (expense)	(328)	(1,549)	467	(2,550)
Net income (loss)	$(3,495)	$286,480	$199,344	$271,017

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(3,495)	$286,480	$199,344	$271,017
Other comprehensive income (loss):
Shipboard Retirement Plan	16	94	32	189
Cash flow hedges:
Net unrealized gain	22,076	1,157	52,901	48,410
Amount realized and reclassified into earnings	11,044	(3,150)	15,117	(6,483)
Total other comprehensive income (loss)	33,136	(1,899)	68,050	42,116
Total comprehensive income	$29,641	$284,581	$267,394	$313,133

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$178,094	$184,834
Accounts receivable, net	265,782	221,412
Inventories	160,564	149,718
Prepaid expenses and other assets	561,168	447,055
Total current assets	1,165,608	1,003,019
Property and equipment, net	18,247,526	16,810,650
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,487,371	1,460,800
Total assets	$21,536,794	$19,910,758
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$1,034,127	$873,779
Current portion of exchangeable notes	105,341	618,648
Accounts payable	169,367	171,106
Accrued expenses and other liabilities	1,252,443	1,177,065
Due to NCLH	59,502	61,159
Advance ticket sales	3,833,775	3,105,964
Total current liabilities	6,454,555	6,007,721
Long-term debt	10,673,175	10,172,709
Exchangeable notes	1,950,471	1,643,864
Other long-term liabilities	1,005,126	986,786
Total liabilities	20,083,327	18,811,080
Commitments and contingencies (Note 10)
Shareholders’ equity:

Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024; Series A-3: $1,000 par value; 999,977 shares authorized; 0 shares issued and outstanding at June 30, 2025 and 999,990 shares authorized; 0 shares issued and outstanding at December 31, 2024; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024)

	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2025 and December 31, 2024)	37	37
Additional paid-in capital	8,995,692	8,909,297
Accumulated other comprehensive income (loss)	(440,702)	(508,752)
Accumulated deficit	(7,101,560)	(7,300,904)
Total shareholders’ equity	1,453,467	1,099,678
Total liabilities and shareholders’ equity	$21,536,794	$19,910,758

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$199,344	$271,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	563,417	544,469
Gain on derivatives	(260,290)	(146,970)
Loss on extinguishment of debt	119,073	29,092
Provision for bad debts and inventory obsolescence	2,152	3,198
Gain on involuntary conversion of assets	5	(4,462)
Share-based compensation expense	46,180	44,932
Net foreign currency adjustments on euro-denominated debt	137,922	(8,587)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,754)	66,671
Inventories	(11,319)	7,329
Prepaid expenses and other assets	(89,461)	(123,586)
Accounts payable	12,415	(2,216)
Accrued expenses and other liabilities	14,909	56,527
Advance ticket sales	708,135	742,360
Net cash provided by operating activities	1,395,728	1,479,774
Cash flows from investing activities
Additions to property and equipment, net	(1,858,861)	(599,505)
Acquisition, net of cash acquired	—	(27,322)
Other	(9,201)	5,955
Net cash used in investing activities	(1,868,062)	(620,872)
Cash flows from financing activities
Repayments of long-term debt	(3,866,296)	(778,109)
Proceeds from long-term debt	4,452,990	261,734
Due to NCLH, net	(1,657)	(1,711)
Contribution from NCLH	64,005	—
Net share settlement of restricted share units	(23,803)	(22,039)
Early redemption premium	(106,108)	(19,163)
Deferred financing fees	(53,537)	(107,932)
Net cash provided by (used in) financing activities	465,594	(667,220)
Net increase (decrease) in cash and cash equivalents	(6,740)	191,682
Cash and cash equivalents at beginning of period	184,834	396,473
Cash and cash equivalents at end of period	$178,094	$588,155

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2025	$37	$8,905,775	$(473,838)	$(7,098,065)	$1,333,909
Share-based compensation	—	25,899	—	—	25,899
Contribution from NCLH	—	64,018	—	—	64,018
Other comprehensive income, net	—	—	33,136	—	33,136
Net loss	—	—	—	(3,495)	(3,495)
Balance, June 30, 2025	$37	$8,995,692	$(440,702)	$(7,101,560)	$1,453,467

	Six Months Ended June 30, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	$37	$8,909,297	$(508,752)	$(7,300,904)	$1,099,678
Share-based compensation	—	46,180	—	—	46,180
Net share settlement of restricted share units	—	(23,803)	—	—	(23,803)
Contribution from NCLH	—	64,018	—	—	64,018
Other comprehensive income, net	—	—	68,050	—	68,050
Net income	—	—	—	199,344	199,344
Balance, June 30, 2025	$37	$8,995,692	$(440,702)	$(7,101,560)	$1,453,467

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

References to the “U.S.” are to the United States of America and “dollar(s)” or “$” are to U.S. dollars and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Terminology” for the capitalized terms used and not otherwise defined throughout these notes to our consolidated financial statements.

1.            Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2025, we had 33 ships with approximately 70,100 Berths. Oceania Allura was delivered in July 2025. We refer you to Note 13 – “Subsequent Event” for additional information. The Company currently has orders for 13 additional ships to be delivered from 2026 through 2036.

We have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. We also have orders for three new classes of ships: four Sonata Class Ships with deliveries currently scheduled from 2027 through 2035, two Prestige Class Ships with deliveries currently scheduled in 2026 and 2030 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. In July 2025, we confirmed that we will not exercise the options to cancel the orders for the last two Sonata Class Ships.

2.            Summary of Significant Accounting Policies

Liquidity

As of June 30, 2025, we had liquidity of approximately $2.4 billion, including cash and cash equivalents of $178.1 million, $2.0 billion available under our Revolving Loan Facility and a €200 million commitment that could be used for future newbuild payments which was available through July 2025. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to optimize our liquidity, refinance future debt maturities to reduce interest expense and/or extend the maturity dates associated with our existing indebtedness and obtain relevant financial covenant amendments or waivers, if needed.

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

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$2,517,497	$2,372,492	$4,645,050	$4,563,707
Cruise operating expense
Commissions, transportation and other	487,835	501,039	883,178	937,249
Onboard and other	187,684	171,707	326,542	303,743
Adjusted payroll and related (1)	340,173	324,783	669,300	663,731
Fuel	157,377	174,964	332,391	372,698
Food	81,323	77,046	156,911	161,754
Other	196,495	199,421	381,126	391,875
Adjusted total cruise operating expense	1,450,887	1,448,960	2,749,448	2,831,050
Other operating expense
Adjusted marketing, general and administrative (2)	371,824	334,954	747,605	680,078
Depreciation and amortization	243,760	222,405	475,057	445,334
Adjusted total other operating expense	615,584	557,359	1,222,662	1,125,412
Adjusted operating income	$451,026	$366,173	$672,940	$607,245

Adjusted operating income	$451,026	$366,173	$672,940	$607,245
Non-cash compensation (3)	(26,451)	(23,702)	(47,285)	(46,369)
Interest expense, net	(260,013)	(205,765)	(504,235)	(453,183)
Other income (expense), net	(167,729)	151,323	77,457	165,874
Net income (loss) before income taxes	$(3,167)	$288,029	$198,877	$273,567
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Compensation Plans”) and non-cash deferred compensation expenses related to the crew pension plan as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$552	$718	$1,105	$1,437

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Compensation Plans”).
(3)	Includes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards, which are included in payroll and related expense and marketing, general and administrative expense.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $158.5 million and a gain of $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $181.0 million and a gain of $15.6 million for the six months ended June 30, 2025 and 2024, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

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

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
North America	$1,290,919	$1,176,098	$2,737,647	$2,736,870
Europe	963,830	1,055,061	1,037,080	1,080,297
Asia-Pacific	232,944	118,527	638,733	515,529
Other	29,804	22,806	231,590	231,011
Total revenue	$2,517,497	$2,372,492	$4,645,050	$4,563,707

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2025 and December 31, 2024, our receivables from customers were $121.2 million and $114.2 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of June 30, 2025 and December 31, 2024, our contract liabilities were $3.0 billion and $2.2 billion, respectively. Of the amounts included within contract liabilities as of June 30, 2025, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the six months ended June 30, 2025, $1.9 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating Leases – Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	Other long-term assets	$989,056	$899,091
Current operating lease liabilities	Accrued expenses and other liabilities	27,916	27,313
Non-current operating lease liabilities	Other long-term liabilities	797,827	788,669

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

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2025 was as follows (in thousands):

	Six Months Ended June 30, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,752)	$(514,890)		$6,138
Current period other comprehensive income before reclassifications	52,901	52,901		—
Amounts reclassified into earnings	15,149	15,117	(1)	32	(2)
Accumulated other comprehensive income (loss) at end of period	$(440,702)	$(446,872)	(3)	$6,170

Accumulated other comprehensive income (loss) for the six months ended June 30, 2024 was as follows (in thousands):

	Six Months Ended June 30, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive income before reclassifications	48,410	48,410		—
Amounts reclassified into earnings	(6,294)	(6,483)	(1)	189	(2)
Accumulated other comprehensive income (loss) at end of period	$(468,035)	$(467,244)		$(791)
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $33.3 million of losses expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.4 billion for the six months ended June 30, 2025 primarily due to the delivery of Norwegian Aqua.

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

Concurrently with the above January 2025 transactions, NCLC entered into an amended and restated Revolving Loan Facility (the “Seventh ARCA”). The Seventh ARCA, among other things, increased the aggregate amount of commitments under the Revolving Loan Facility from $1.2 billion to $1.7 billion. The commitments and any loans under the Revolving Loan Facility mature on January 22, 2030, provided that (a) if, on the date that is 91 days prior to the final maturity date of any of NCLC’s outstanding senior notes (other than the exchangeable notes), (i) such senior notes (other than the exchangeable notes) have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and (ii) the aggregate principal amount outstanding under such senior notes exceeds $400,000,000, the maturity date will be such date if such date is earlier than January 22, 2030, (b) if, on November 17, 2026, the 2027 1.125% Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and a liquidity test is not satisfied, the maturity date will be November 17, 2026 and (c) if, on November 17, 2026, the 2027 2.5% Exchangeable Notes have not been repaid or refinanced with indebtedness maturing after April 23, 2030 and a liquidity test is not satisfied, the maturity date will be November 17, 2026. Loans under the Revolving Loan Facility will accrue interest (x) in the case of alternate base rate loans, at a per annum rate based on an alternate base rate plus a margin of between 0.00% and 1.00% and (y) in the case of term benchmark loans, at a per annum rate based on the adjusted term SOFR plus a margin of between 1.00% and 2.00%. The commitments under the Revolving Loan Facility will accrue an unused commitment fee on the amount of available unused commitments at a rate of between 0.15% and 0.30%. The applicable margin and unused commitment fee will depend on the total leverage ratio as of the applicable date. The Seventh ARCA also modified certain existing negative covenant thresholds.

In March 2025, we took delivery of Norwegian Aqua. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.83% with a maturity date of February 23, 2037. Principal and interest payments are payable semiannually.

In April 2025, NCLC entered into individually negotiated note exchange agreements with certain existing holders (the “Holders”) of the 2025 Exchangeable Notes, pursuant to which NCLC and the Holders agreed to exchange (the “Exchange”) approximately $353.9 million in aggregate principal amount of the Holders’ 2025 Exchangeable Notes for (i) approximately $353.9 million in aggregate principal amount of NCLC’s 0.875% exchangeable senior notes due April 15, 2030 (the “2030 Exchangeable Notes”) and (ii) an aggregate cash payment (the “Cash Payment”) of approximately $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that was exchanged to, but excluding, the closing date of the Exchange. The Cash Payment was equal to the gross proceeds from the concurrent Equity Offering (as defined below) and represented the remainder of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2025 Exchangeable Notes that were exchanged. During the three months ended June 30, 2025, the related losses on extinguishment were approximately $69.6 million, which were recognized in interest expense, net.

Additionally, in April 2025, NCLH completed a registered direct offering of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share (the “Equity Offering”). In connection with the Equity Offering, NCLH entered into individually negotiated share purchase agreements with the Holders. The Company used the net proceeds from NCLH’s Equity Offering, together with cash on hand, to make the Cash Payment.

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

In June 2025, NCLC entered into an amendment to the Seventh ARCA (the “ARCA Amendment”). The ARCA Amendment increased the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion and modified the vessels that serve as collateral. The Revolving Loan Facility and related guarantees are now secured by first-priority interests in, among other things and subject to certain agreed security principles, 14 of our vessels. Concurrently, NCLC also entered into a supplemental indenture that modified the collateral for the 8.125% senior secured notes due 2029 such that this collateral is the same as the ARCA Amendment.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of June 30, 2025 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$96,101	$(903)	$95,198	$106,147	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(91,722)	1,058,278	1,123,734	Level 2
2027 2.5% Exchangeable Notes	473,175	(38,916)	434,259	470,525	Level 2
2030 Exchangeable Notes	353,876	(62,710)	291,166	376,170	Level 2
(1)	The exchangeable notes are convertible into redeemable preference shares of NCLC. Upon conversion, the preference shares are immediately and automatically exchanged, for each $1,000 principal amount of exchangeable notes, into a certain number of NCLH’s ordinary shares based on the applicable exchange rate. Upon NCLH’s receipt of the NCLC preference shares, each preference share will be immediately re-designated into an ordinary share of NCLC of par value $1,000 per share and then subdivided into 833,333 ordinary shares of NCLC of par value $0.0012 per share (the “re-designation”). After the re-designation, the NCLC ordinary shares are repurchased for nominal consideration and cancelled. Subsequent to June 30, 2025, substantially all the remaining holders of the 2025 Exchangeable Notes elected to exchange their notes for 96,012 series A-3 preference shares, which were issued and subsequently re-designated and subdivided, and the newly issued ordinary shares of NCLC were then repurchased and cancelled. The remaining unexchanged notes were repaid in cash at maturity.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes	$449,990	$(26,141)	$423,849	$641,560	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(117,743)	1,032,257	1,177,347	Level 2
2027 2.5% Exchangeable Notes	473,175	(49,733)	423,442	492,395	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Coupon interest	$8,567	$13,308	$20,805	$27,745
Amortization of discount and deferred financing fees	24,436	29,911	53,267	62,055
Total	$33,003	$43,219	$74,072	$89,800

As of June 30, 2025, the effective interest rate is 15.86%, 6.28%, 7.88% and 5.04% for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes and 2030 Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, which can be, or in the case of certain of the 2025 Exchangeable Notes have been, settled in NCLH ordinary shares, and finance lease obligations as of June 30, 2025 (in thousands):

Year	Amount
Remainder of 2025	$500,640
2026	1,045,214
2027	3,383,798
2028	1,207,797
2029	2,023,088
2030	1,758,833
Thereafter	4,194,868
Total	$14,114,238

Debt Covenants

As of June 30, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2025, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 913 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of June 30, 2025, we had fuel swaps pertaining to approximately 94 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through October 31, 2027.

As of June 30, 2025, we had foreign currency forwards and collars which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of our foreign currency contracts were €764.2 million, or $900.8 million based on the euro/U.S. dollar exchange rate as of June 30, 2025.

As of June 30, 2025, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2025 were 5.1 million, 34.1 million, 13.7 million and 13.5 million NCLH ordinary shares for the 2025 Exchangeable Notes, 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes and 2030 Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2025	2024	2025	2024
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$3	$1,576	$—	$1,798
	Other long-term assets	223	650	—	208
	Accrued expenses and other liabilities	1,099	488	15,041	12,955
	Other long-term liabilities	1,003	648	5,747	2,030
Foreign currency contracts
	Prepaid expenses and other assets	6,235	—	—	—
	Other long-term assets	44,268	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,567
	Other long-term liabilities	—	—	—	17,427
Total derivatives designated as hedging instruments		$52,831	$3,362	$20,788	$35,985

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$234	$1	$—
	Other long-term assets	3	—	—	—
	Accrued expenses and other liabilities	382	—	2,031	390
	Other long-term liabilities	34	—	70	35
Debt conversion options
	Current portion of exchangeable notes	—	—	10,057	192,942
	Exchangeable notes	—	—	166,854	190,022
Total derivatives not designated as hedging instruments		$419	$234	$179,013	$383,389
Total derivatives		$53,250	$3,596	$199,801	$419,374

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$50,732	$(1)	$50,731	$(50,503)	$228
Liabilities	199,800	(2,518)	197,282	(176,911)	20,371

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$2,460	$(2,006)	$454	$—	$454
Liabilities	417,368	(1,136)	416,232	(401,958)	14,274

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Fuel contracts	$(27,268)	$1,035	Fuel	$(6,147)	$6,838
Fuel contracts	—	—	Other income (expense), net	(777)	432
Foreign currency contracts	49,344	122	Depreciation and amortization	(4,120)	(4,120)
Total gain (loss) recognized in other comprehensive loss	$22,076	$1,157		$(11,044)	$3,150

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Fuel contracts	$(16,596)	$48,288	Fuel	$(5,857)	$13,415
Fuel contracts	—	—	Other income (expense), net	(1,021)	1,307
Foreign currency contracts	69,497	122	Depreciation and amortization	(8,239)	(8,239)
Total gain (loss) recognized in other comprehensive loss	$52,901	$48,410		$(15,117)	$6,483

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$157,377	$243,760	$(167,729)	$174,964	$222,405	$151,323

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(6,147)	—	—	6,838	—	—
Foreign currency contracts	—	(4,120)	—	—	(4,120)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(777)	—	—	432

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$332,391	$475,057	$77,457	$372,698	$445,334	$165,874

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(5,857)	—	—	13,415	—	—
Foreign currency contracts	—	(8,239)	—	—	(8,239)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(1,021)	—	—	1,307

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Debt conversion options	Other income (expense), net	(11,304)	149,427	258,387	145,841

Long-Term Debt

As of June 30, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, was $13.6 billion and $12.8 billion, respectively, which was $0.6 billion and $0.8 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.          Employee Benefits and Compensation Plans

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which as amended and restated through 2024 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 45,009,006 shares that could have been delivered pursuant to all awards granted under the Restated 2013 Plan. In June 2025, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 3,000,000, resulting in an increase in the maximum aggregate limit to 48,009,006 shares.

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2025:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2025	8,923,718	$17.68	2,265,422	$18.04
Granted	4,637,034	21.95	1,107,504	21.95
Vested	(4,264,798)	17.51	(376,068)	18.48
Forfeited or expired	(367,558)	18.93	(243,556)	17.04
Non-vested as of June 30, 2025	8,928,396	19.92	2,753,302	19.65

The following is a summary of NCLH option activity for the six months ended June 30, 2025:

	Number of Share Option Awards	Weighted-Average Exercise Price	Weighted-Average	Aggregate
	Time-	Time-	Contractual	Intrinsic
	Based	Based	Term	Value
	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2025	2,173,443	$55.20	0.61	$—
Forfeited and cancelled	(1,508,500)	55.36
Outstanding as of June 30, 2025	664,943	54.84	0.38	—

The compensation expense recognized for share-based compensation for the periods presented includes the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Payroll and related expense	$5,408	$5,077	$10,232	$9,691
Marketing, general and administrative expense	20,491	17,907	35,948	35,241
Total share-based compensation expense	$25,899	$22,984	$46,180	$44,932

10.          Commitments and Contingencies

Ship Construction Contracts

For the Oceania Cruises brand, the second Allura Class Ship, Oceania Allura, at approximately 68,000 Gross Tons and 1,200 Berths, was delivered in July 2025. We refer you to Note 13 – “Subsequent Event” for additional information. For the Norwegian brand, we have three Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,565 to 3,840 Berths, with currently scheduled delivery dates from 2026 through 2028. For the Norwegian brand, we also have an order for four additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we also have an order for four Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2035. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates in 2026 and 2030. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of June 30, 2025, the combined contract prices, including amendments and change orders, of the 12 ships then on order for delivery (including Oceania Allura but excluding the two Sonata Class Ships on order for Oceania Cruises that we previously had the option to cancel as of June 30, 2025) was approximately €17.2 billion, or $20.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2025. The combined contract prices of the two additional Sonata Class Ships on order for delivery as of July 2025 was approximately €1.8 billion, or $2.1 billion based on the euro/U.S. dollar exchange rate as of June 30, 2025. For ships on order, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we currently have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of June 30, 2025, our minimum annual payments for non-cancelable ship construction contracts, which exclude the two Sonata Class Ships with the previously existing options to cancel as of June 30, 2025, were as follows (in thousands):

Year	Amount
Remainder of 2025	$914,674
2026	2,431,439
2027	2,492,610
2028	2,303,634
2029	1,102,347
2030	2,511,831
Thereafter	7,496,742
Total minimum annual payments	$19,253,277

In July 2025, we confirmed the last two Sonata Class Ships and also reset certain ship delivery dates. The table below reflects these changes on our minimum annual payments (in thousands):

Year	Amount
Remainder of 2025	$865,832
2026	2,383,676
2027	2,491,194
2028	1,516,540
2029	1,326,469
2030	3,353,478
Thereafter	9,498,450
Total minimum annual payments	$21,435,639

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $3.6 billion in advance ticket sales at June 30, 2025 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

11.          Other Income (Expense), Net

For the three months ended June 30, 2025, other income (expense), net was expense of $167.7 million primarily due to net losses on foreign currency remeasurements of our euro-denominated debt. For the six months ended June 30, 2025, other income (expense), net was income of $77.5 million primarily due to net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements of our euro-denominated debt. For the three and six months ended June 30, 2024, other income (expense), net was income of $151.3 million and $165.9 million, respectively, primarily due to net gains from conversion options on our exchangeable notes.

12.          Supplemental Cash Flow Information

For the six months ended June 30, 2025 and 2024, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $44.7 million and $36.3 million, respectively.

13. Subsequent Event

In July 2025, we took delivery of Oceania Allura. We have export credit financing in place for 80% of the contract price. The associated €570.4 million term loan bears interest at a fixed rate of 1.50% with a maturity date of July 10, 2037. Principal and interest payments are payable semiannually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and cancellations, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;

●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (our “Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2024 Exchangeable Notes. On May 8, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $862.5 million aggregate principal amount of exchangeable senior notes due 2024.
●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income (loss) adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna and two additional ships on order.
●	Revolving Loan Facility. Approximately $2.5 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Sonata Class Ships. Oceania Sonata, Oceania Arietta and two additional ships on order.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income (loss). We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. In 2025, we took on two newbuilds that have euro-denominated debt, that is currently unhedged, and we expect to take delivery of ships that have euro-denominated debt in the future. Due to the significant increase in our euro-denominated debt in 2025 and the fact that a substantial portion of our debt is in dollars, we have included the related net foreign currency remeasurement losses as a supplemental adjustment in our calculation of Adjusted Net Income. To ensure comparability, we have retrospectively applied this adjustment to the corresponding periods in 2024, using a consistent methodology. The quantitative impact of these adjustments is presented in the accompanying reconciliation tables within this report.

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

Financing Transactions

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030.

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

In June 2025, NCLC amended the Seventh ARCA to increase the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion. The collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were also modified.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

The Company had strong bookings in the quarter with bookings now ahead of historical levels in recent months, reflecting a strong rebound in demand following early-April softness for third-quarter long-haul, extended European itineraries. As a result, the Company remains well positioned within its optimal range for its forward 12-month booked position.

Strategic Destination Investment

We announced a second phase of expansion plans for Great Stirrup Cay, the Company’s private island destination in the Bahamas, including a nearly six-acre Great Tides Waterpark expected to open in the summer of 2026. The addition of the nearly six-acre, 19-slide, Great Tides Waterpark which includes a 800-foot dynamic river and a 9,000-square-foot kids splash zone, along with other new amenities, will further enhance the guest experience at one of our most popular destinations. This is in addition to the previously announced two-ship pier, pool, family splash pad, welcome center and tram, which are expected to open by the end of 2025.

Margin Enhancement Initiative

Our cost savings initiatives continue to deliver tangible results, positioning us well to cushion macroeconomic pressures. While there may be potential pressures on revenue, we believe these can be effectively offset by the continued execution of our cost savings initiatives. Our focus remains on managing the business for the long-term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. However, global macroeconomic events have created volatility and disruptions in the past that have adversely impacted our Company, and they may do so again in the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas (“GHG”) reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero GHG emissions and provide more details about such targets in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this report). We expect to incur significant expenses related to these regulatory requirements and commitments, which have and will include expenses related to GHG emissions reduction initiatives, including modifications to our ships, and have and will include the purchase of emissions allowances and alternative fuels, among other things. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce GHG emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended June 30, 2025 (“2025”) compared to three months ended June 30, 2024 (“2024”)

●	Total revenue increased 6.1% to $2.5 billion compared to $2.4 billion.
●	Net income (loss) was $(3.5) million compared to $286.5 million.
●	Operating income was $424.6 million compared to $342.5 million.
●	Gross margin increased 17.5% to $835.9 million compared to $711.4 million. Adjusted Gross Margin increased 8.4% to $1.8 billion compared to $1.7 billion.

●	Adjusted Net Income was $248.1 million in 2025, which included $251.6 million of adjustments primarily to certain euro foreign currency remeasurements and losses on extinguishment and modification of debt. Adjusted Net Income was $186.4 million in 2024, which included $(100.1) million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 18.0% to $694.8 million compared to $588.6 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Passengers carried	738,635	711,918	1,407,734	1,448,477
Passenger Cruise Days	6,288,800	6,077,574	12,076,043	12,189,944
Capacity Days	6,052,273	5,736,385	11,752,836	11,577,400
Occupancy Percentage	103.9%	105.9%	102.8%	105.3%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$2,517,497	$2,372,492	$4,645,050	$4,563,707
Less:
Total cruise operating expense	1,456,847	1,454,755	2,760,785	2,842,178
Ship depreciation	224,728	206,351	437,491	414,445
Gross margin	835,922	711,386	1,446,774	1,307,084
Ship depreciation	224,728	206,351	437,491	414,445
Payroll and related	346,133	330,578	680,637	674,859
Fuel	157,377	174,964	332,391	372,698
Food	81,323	77,046	156,911	161,754
Other	196,495	199,421	381,126	391,875
Adjusted Gross Margin	$1,841,978	$1,699,746	$3,435,330	$3,322,715
Capacity Days	6,052,273	5,736,385	11,752,836	11,577,400
Gross margin per Capacity Day	$138.12	$124.01	$123.10	$112.90
Net Yield	$304.34	$296.31	$292.30	$287.00

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total cruise operating expense	$1,456,847	$1,454,755	$2,760,785	$2,842,178
Marketing, general and administrative expense	392,315	352,861	783,553	715,319
Gross Cruise Cost	1,849,162	1,807,616	3,544,338	3,557,497
Less:
Commissions, transportation and other expense	487,835	501,039	883,178	937,249
Onboard and other expense	187,684	171,707	326,542	303,743
Net Cruise Cost	1,173,643	1,134,870	2,334,618	2,316,505
Less: Fuel expense	157,377	174,964	332,391	372,698
Net Cruise Cost Excluding Fuel	1,016,266	959,906	2,002,227	1,943,807
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	552	718	1,105	1,437
Non-cash share-based compensation (2)	25,899	22,984	46,180	44,932
Adjusted Net Cruise Cost Excluding Fuel	$989,815	$936,204	$1,954,942	$1,897,438
Capacity Days	6,052,273	5,736,385	11,752,836	11,577,400
Gross Cruise Cost per Capacity Day	$305.53	$315.11	$301.57	$307.28
Net Cruise Cost per Capacity Day	$193.92	$197.84	$198.64	$200.09
Net Cruise Cost Excluding Fuel per Capacity Day	$167.91	$167.34	$170.36	$167.90
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$163.54	$163.20	$166.34	$163.89
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(3,495)	$286,480	$199,344	$271,017
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	987	1,232	1,976	2,465
Non-cash share-based compensation (2)	25,899	22,984	46,180	44,932
Extinguishment and modification of debt (3)	69,570	92	119,112	29,092
Net foreign currency adjustments on euro-denominated debt (4)	121,909	(1,984)	137,922	(8,587)
Debt conversion option, discount and expenses (5)	33,274	(122,412)	(210,396)	(89,766)
Adjusted Net Income	$248,144	$186,392	$294,138	$249,153
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net.
(5)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$(3,495)	$286,480	$199,344	$271,017
Interest expense, net	260,013	205,765	504,235	453,183
Income tax (benefit) expense	328	1,549	(467)	2,550
Depreciation and amortization expense	243,760	222,405	475,057	445,334
EBITDA	500,606	716,199	1,178,169	1,172,084
Other (income) expense, net (1)	167,729	(151,323)	(77,457)	(165,874)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	552	718	1,105	1,437
Non-cash share-based compensation (3)	25,899	22,984	46,180	44,932
Adjusted EBITDA	$694,786	$588,578	$1,147,997	$1,052,579
(1)	For the three months ended June 30, 2025, primarily consists of net losses from foreign currency remeasurements. For the six months ended June 30, 2025, primarily consists of net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements. For the three and six months ended March 31, 2024, primarily consists of net gains from conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended June 30, 2025 (“2025”) compared to three months ended June 30, 2024 (“2024”)

Revenue

Total revenue increased to $2.5 billion in 2025 compared to $2.4 billion in 2024 primarily due to an increase in Capacity Days related to the delivery of Norwegian Aqua in March 2025.

Expense

Total cruise operating expense increased 0.1% primarily due to the delivery of Norwegian Aqua in March 2025 offset primarily by a reduction in air costs largely due to changes in itinerary mix. Gross Cruise Cost increased 2.3% and total other operating expense increased 10.6% in 2025 compared to 2024 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $260.0 million in 2025 compared to $205.8 million in 2024. The change in interest expense reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $69.6 million in 2025. Excluding these losses, interest expense decreased primarily as a result of lower rates, partially offset by higher debt outstanding with the delivery of Norwegian Aqua.

Other income (expense), net was expense of $167.7 million in 2025 compared to income of $151.3 million in 2024. In 2025, the expense primarily related to net losses from foreign currency remeasurements of our euro-denominated debt. In 2024, the income primarily related to net gains from conversion options on our exchangeable notes.

Six months ended June 30, 2025 (“2025”) compared to six months ended June 30, 2024 (“2024”)

Revenue

Total revenue was $4.6 billion in both 2025 and 2024. The increase in Capacity Days related to the delivery of Norwegian Aqua in March 2025 was offset by an increased number of Berths in Dry-dock in 2025 as larger ships were in Dry-dock.

Expense

Total cruise operating expense decreased 2.9% primarily related to a reduction in air costs largely due to changes in itinerary mix and fuel cost offset by the delivery of Norwegian Aqua in March 2025. Gross Cruise Cost decreased 0.4% in 2025 compared to 2024 primarily due to the change in costs described above and an increase in marketing, general and administrative expense. Total other operating expense increased 8.4% in 2025 compared to 2024 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $504.2 million in 2025 compared to $453.2 million in 2024. The change in interest expense reflects higher losses in 2025 from extinguishment of debt and debt modification costs, which were $119.1 million in 2025 compared to $29.1 million in 2024. Excluding these losses, interest expense decreased primarily as a result of lower rates and lower average debt balances.

Other income (expense), net was income of $77.5 million in 2025 compared to $165.9 million in 2024. In 2025, the income primarily related to net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements of our euro-denominated debt. In 2024, the income primarily related to net gains from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of June 30, 2025, our liquidity was approximately $2.4 billion, including cash and cash equivalents of $178.1 million, $2.0 billion available under our Revolving Loan Facility and €200 million commitment that could be used for future newbuild payments which was available through July 2025. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released. NCLC also issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due 2032. The net proceeds, together with cash on hand, were used to redeem $600.0 million aggregate principal amount of 8.375% senior secured notes due 2028 and $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2026, together with any accrued and unpaid interest thereon, and to pay any related transaction premiums, fees and expenses. Concurrently, the Revolving Loan Facility was increased from $1.2 billion to $1.7 billion with the maturity date extended to 2030.

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

In June 2025, NCLC amended the Seventh ARCA to increase the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion. The collateral of the Revolving Loan Facility and the 8.125% senior secured notes due 2029 were also modified.

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

As of June 30, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

Our Moody’s long-term issuer rating is B1, our senior secured rating is Ba3 and our senior unsecured rating is B3. Our S&P Global issuer credit rating is B+, our issue-level rating on our Revolving Loan Facility and $790 million 8.125% senior secured notes due 2029 is BB, our issue-level rating on our other senior secured notes is BB- and our senior unsecured rating is B. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations or that they will be available on terms consistent with our expectations.

As of June 30, 2025, we had advance ticket sales of $4.0 billion, including the long-term portion. We also have agreements with our credit card processors that, as of June 30, 2025, governed approximately $3.6 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2025” refer to the six months ended June 30, 2025 and references to “2024” refer to the six months ended June 30, 2024.

Net cash provided by operating activities was $1.4 billion in 2025 and $1.5 billion in 2024. The net cash provided by operating activities included net income (losses) and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $708.1 million in 2025 and by $742.4 million in 2024.

Net cash used in investing activities was $1.9 billion in 2025 and $620.9 million in 2024. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua in 2025. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024.

Net cash provided by financing activities was $465.6 million in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua partially offset by payments on our Revolving Loan Facility and other newbuild loan facilities. Net cash used in financing activities was $667.2 million in 2024 primarily due to repayments of newbuild loans and our 9.75% senior secured notes due 2028 partially offset by the proceeds from newbuild loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, were $1.2 billion for the remainder of 2025 and $2.7 billion for the years ending December 31, 2026 and 2027. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2025 and $1.6 billion and $2.0 billion for the years ending December 31, 2026 and 2027, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2025 are approximately $0.2 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

Newbuilds

The following chart discloses details about our newbuild program. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting the delivery dates of certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged. Expected delivery dates for our most recently announced newbuilds are preliminary and subject to change.

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2026	Norwegian Cruise Line	Prima Class	Norwegian Luna	~156,000	~3,565	Contract effective / financed(3)
2026	Regent Seven Seas Cruises	Prestige Class	Seven Seas Prestige	~77,000	~822	Contract effective / financed(3)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,840	Contract effective / financed(3)
2027	Oceania Cruises	Sonata Class	Oceania Sonata	~86,000	~1,390	Contract effective / financed(3)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class	To come	~169,000	~3,840	Contract effective / financed(3)
2029	Oceania Cruises	Sonata Class	Oceania Arietta	~86,000	~1,390	Contract effective / financed(3)
2030	Norwegian Cruise Line	New Class	To come	~227,000	~5,000	Contract effective / financed(3)
2030	Regent Seven Seas Cruises	Prestige Class	To come	~77,000	~822	Contract effective / financed(3)
2032	Oceania Cruises	Sonata Class	To come	~86,000	~1,390	Contract effective, but not yet financed.
2032	Norwegian Cruise Line	New Class	To come	~227,000	~5,000	Contract effective / financed(3)
2034	Norwegian Cruise Line	New Class	To come	~227,000	~5,000	Contract effective / financing is being negotiated.
2035	Oceania Cruises	Sonata Class	To come	~86,000	~1,390	Contract effective, but not yet financed.
2036	Norwegian Cruise Line	New Class	To come	~227,000	~5,000	Contract effective / financing is being negotiated.

(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)	Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.
(3)	We have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.

The combined contract prices, including amendments and change orders, of the 13 ships on order for delivery (which excludes Oceania Allura and includes the two additional Sonata Class Ships on order for delivery as of July 2025) was approximately €18.4 billion, or $21.7 billion based on the euro/U.S. dollar exchange rate as of June 30, 2025. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2025 and 2024 was $21.4 million and $13.2 million, respectively, and for the six months ended June 30, 2025 and 2024 was $43.9 million and $23.3 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of June 30, 2025, our material cash requirements for debt and ship construction (which excludes the two Sonata Class Ships on order for Oceania Cruises that we previously had the option to cancel as of June 30, 2025) were as follows (in thousands):

	Remainder of
	2025	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt (1)	$817,030	$1,624,691	$3,888,024	$1,631,427	$2,354,690	$1,973,793	$4,576,368	$16,866,023
Ship construction contracts (2)	914,674	2,431,439	2,492,610	2,303,634	1,102,347	2,511,831	7,496,742	19,253,277
Total	$1,731,704	$4,056,130	$6,380,634	$3,935,061	$3,457,037	$4,485,624	$12,073,110	$36,119,300
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of June 30, 2025. Includes exchangeable notes which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities. Subsequent to June 30, 2025, substantially all of the remaining holders of the 2025 Exchangeable Notes exchanged their notes for NCLH ordinary shares. See Note 7 – “Long-Term Debt” for further information.
(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2025. We currently have committed undrawn export-credit backed facilities of approximately $13.0 billion which funds approximately 80% of our ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036. Subsequent to June 30, 2025, we confirmed that we will not exercise the options to cancel the orders for the last two Sonata Class Ships and reset certain ship delivery dates. The table below reflects these changes on our material cash requirements (in thousands):

	Remainder of
	2025	2026	2027	2028	2029	2030	Thereafter	Total
Ship construction contracts	$865,832	$2,383,676	$2,491,194	$1,516,540	$1,326,469	$3,353,478	$9,498,450	$21,435,639

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. The net book value of our ships pledged as collateral for certain of our debt is approximately $16 billion. We believe we were in compliance with our covenants as of June 30, 2025.

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

Additionally, we consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company recently executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky and Seven Seas Navigator beginning in 2026 and Norwegian Sun and Insignia beginning in 2027. We are currently contemplating additional long-term charters with a purchase option for a nominal value at the end of the lease period. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of June 30, 2025 and December 31, 2024, 94% of our debt was fixed and 6% was variable. Based on our June 30, 2025 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $8.6 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of June 30, 2025, the payments not hedged aggregated €15.6 billion, or $18.4 billion based on the euro/U.S. dollar exchange rate as of June 30, 2025. As of December 31, 2024, the payments not hedged aggregated €16.0 billion, or $16.6 billion, based on the euro/U.S. dollar exchange rate as of

December 31, 2024. The change from December 31, 2024 to June 30, 2025 was primarily due to the delivery of Norwegian Aqua offset by an increase in the contract prices or our Norwegian ships to be delivered from 2030 through 2036. We estimate that a 10% change in the euro as of June 30, 2025 would result in a $1.8 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, in 2025, we borrowed debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were losses of $121.9 million and gains of $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and were losses of $137.9 million and gains of $8.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total aggregate euro-denominated debt balance was approximately €1.3 billion, or $1.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2025. We estimate that a 10% change in the euro as of June 30, 2025 would result in a $148.0 million change in the U.S. dollar value of the foreign currency denominated debt principal.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 10.8% and 12.0% for the three months ended June 30, 2025 and 2024, respectively, and 12.0% and 13.1% for the six months ended June 30, 2025 and 2024, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of June 30, 2025, we had hedged approximately 65%, 48% and 22% of our remaining 2025, 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2024, we had hedged approximately 56% and 21% of our 2025 and 2026 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2024 and June 30, 2025 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2025 fuel expense by $34.7 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $18.9 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2025. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Second Supplemental Indenture, dated June 26, 2025, by and among NCL Corporation Ltd., as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, and JPMorgan Chase Bank, N.A., as security agent (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 27, 2025 (File No. 001-35784)).

4.2

Indenture, dated April 7, 2025, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee with respect to 0.875% Exchangeable Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 7, 2025 (File No. 001-35784)).

10.1

SACE Facility Agreement, dated July 17, 2025, among NCL NextGen Class I Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as joint coordinators, Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, BNP Paribas, Caixabank S.A., succursale in Italia, Banco Bilbao Vizcaya Argentaria, S.A., Milan Branch and Banco Santander, S.A., as joint bookrunners and mandated lead arrangers, KFW Ipex-Bank GMBH, as joint mandated lead arranger, Commerzbank AG, New York Branch and HSBC Bank Plc, as lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent, and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2025 (File No. 001-35784)).#

10.2

SACE Facility Agreement, dated July 17, 2025, among NCL NextGen Class II Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as joint coordinators, Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, BNP Paribas, Caixabank S.A., succursale in Italia, Banco Bilbao Vizcaya Argentaria, S.A., Milan Branch and Banco Santander, S.A., as joint bookrunners and mandated lead arrangers, KFW Ipex-Bank GMBH and Intesa Sanpaolo Bank Luxembourg S.A., as joint mandated lead arrangers, Commerzbank AG, New York Branch and HSBC Bank Plc, as lead arrangers, Unicredit S.P.A., Banco BPM, and JPMorgan Chase Bank N.A., London Branch, as arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent, and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2025 (File No. 001-35784)).#

10.3

Second Amendment to the Seventh Amended and Restated Credit Agreement, dated June 26, 2025, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 27, 2025 (File No. 001-35784)).#

10.4

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 12, 2025 (File No. 001-35784)).†

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024;

(ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024;

(iii) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†Management contract or compensatory plan.

*Filed herewith.

**Furnished herewith.

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

Dated: August 4, 2025