Form 10-Q
period 2025-09-30
NCL CORP Ltd.
filed 2025-11-04
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 31,164,004 ordinary shares outstanding as of October 31, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Passenger ticket	$2,049,959	$1,944,921	$5,177,628	$5,006,811
Onboard and other	888,183	861,657	2,405,564	2,363,474
Total revenue	2,938,142	2,806,578	7,583,192	7,370,285
Cruise operating expense
Commissions, transportation and other	521,981	564,614	1,405,159	1,501,863
Onboard and other	222,002	211,753	548,544	515,496
Payroll and related	355,396	337,430	1,036,033	1,012,289
Fuel	175,913	164,934	508,304	537,632
Food	81,866	78,096	238,777	239,850
Other	197,701	182,112	578,827	573,987
Total cruise operating expense	1,554,859	1,538,939	4,315,644	4,381,117
Other operating expense
Marketing, general and administrative	382,903	357,963	1,166,456	1,073,282
Depreciation and amortization	250,832	218,428	725,889	663,762
Total other operating expense	633,735	576,391	1,892,345	1,737,044
Operating income	749,548	691,248	1,375,203	1,252,124
Non-operating income (expense)
Interest expense, net	(278,155)	(200,667)	(782,390)	(653,850)
Other income (expense), net	(134,429)	(58,190)	(56,972)	107,684
Total non-operating income (expense)	(412,584)	(258,857)	(839,362)	(546,166)
Net income before income taxes	336,964	432,391	535,841	705,958
Income tax expense	(8,731)	(6,916)	(8,264)	(9,466)
Net income	$328,233	$425,475	$527,577	$696,492

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$328,233	$425,475	$527,577	$696,492
Other comprehensive income (loss):
Shipboard Retirement Plan	16	94	48	283
Cash flow hedges:
Net unrealized gain (loss)	43	(56,078)	52,944	(7,668)
Amount realized and reclassified into earnings	8,807	2,630	23,924	(3,853)
Total other comprehensive income (loss)	8,866	(53,354)	76,916	(11,238)
Total comprehensive income	$337,099	$372,121	$604,493	$685,254

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$160,903	$184,834
Accounts receivable, net	252,626	221,412
Inventories	155,513	149,718
Prepaid expenses and other assets	466,413	447,055
Total current assets	1,035,455	1,003,019
Property and equipment, net	18,940,034	16,810,650
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,549,300	1,460,800
Total assets	$22,161,078	$19,910,758
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$876,198	$873,779
Current portion of exchangeable notes	—	618,648
Accounts payable	193,396	171,106
Accrued expenses and other liabilities	1,130,872	1,177,065
Due to NCLH	59,557	61,159
Advance ticket sales	3,146,869	3,105,964
Total current liabilities	5,406,892	6,007,721
Long-term debt	11,699,190	10,172,709
Exchangeable notes	2,008,477	1,643,864
Other long-term liabilities	1,026,204	986,786
Total liabilities	20,140,763	18,811,080
Commitments and contingencies (Note 10)
Shareholders’ equity:

Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024; Series A-3: $1,000 par value; 903,965 shares authorized; 0 shares issued and outstanding at September 30, 2025 and 999,990 shares authorized; 0 shares issued and outstanding at December 31, 2024; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024)

	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at September 30, 2025 and December 31, 2024)	37	37
Additional paid-in capital	9,225,441	8,909,297
Accumulated other comprehensive income (loss)	(431,836)	(508,752)
Accumulated deficit	(6,773,327)	(7,300,904)
Total shareholders’ equity	2,020,315	1,099,678
Total liabilities and shareholders’ equity	$22,161,078	$19,910,758

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$527,577	$696,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	856,618	808,770
Gain on derivatives	(112,947)	(122,509)
Loss on extinguishment of debt	187,491	29,267
Provision for bad debts and inventory obsolescence	2,094	3,668
Gain on involuntary conversion of assets	(2,027)	(4,605)
Share-based compensation expense	64,598	65,570
Net foreign currency adjustments on euro-denominated debt	133,260	6,811
Changes in operating assets and liabilities:
Accounts receivable, net	(32,046)	72,341
Inventories	(6,322)	12,160
Prepaid expenses and other assets	6,631	27,347
Accounts payable	49,584	(8,388)
Accrued expenses and other liabilities	(70,797)	(25,040)
Advance ticket sales	13,877	90,859
Net cash provided by operating activities	1,617,591	1,652,743
Cash flows from investing activities
Additions to property and equipment, net	(2,821,959)	(967,516)
Cash paid on settlement of derivatives	(1,097)	—
Acquisition, net of cash acquired	—	(27,322)
Other	(8,490)	9,164
Net cash used in investing activities	(2,831,546)	(985,674)
Cash flows from financing activities
Repayments of long-term debt	(7,723,694)	(1,268,605)
Proceeds from long-term debt	9,225,819	688,901
Due to NCLH, net	(1,602)	(2,176)
Contribution from NCLH	145,294	—
Net share settlement of restricted share units	(23,822)	(22,058)
Early redemption premium	(162,374)	(19,166)
Deferred financing fees	(269,597)	(113,859)
Net cash provided by (used in) financing activities	1,190,024	(736,963)
Net decrease in cash and cash equivalents	(23,931)	(69,894)
Cash and cash equivalents at beginning of period	184,834	396,473
Cash and cash equivalents at end of period	$160,903	$326,579

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2025	$37	$8,995,692	$(440,702)	$(7,101,560)	$1,453,467
Share-based compensation	—	18,418	—	—	18,418
Net share settlement of restricted share units	—	(19)	—	—	(19)
Contribution from NCLH	—	211,350	—	—	211,350
Other comprehensive income, net	—	—	8,866	—	8,866
Net income	—	—	—	328,233	328,233
Balance, September 30, 2025	$37	$9,225,441	$(431,836)	$(6,773,327)	$2,020,315

	Nine Months Ended September 30, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	$37	$8,909,297	$(508,752)	$(7,300,904)	$1,099,678
Share-based compensation	—	64,598	—	—	64,598
Net share settlement of restricted share units	—	(23,822)	—	—	(23,822)
Contribution from NCLH	—	275,368	—	—	275,368
Other comprehensive income, net	—	—	76,916	—	76,916
Net income	—	—	—	527,577	527,577
Balance, September 30, 2025	$37	$9,225,441	$(431,836)	$(6,773,327)	$2,020,315

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

References to the “U.S.” are to the United States of America, “dollar(s)” or “$” are to U.S. dollars and “euro(s)” or “€” are to the official currency of the Eurozone. We refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Terminology” for the capitalized terms used and not otherwise defined throughout these notes to our consolidated financial statements.

1.            Description of Business and Organization

We are a leading global cruise company, which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of September 30, 2025, we had 34 ships with approximately 71,300 Berths. The Company has orders for 13 additional ships to be delivered from 2026 through 2036.

We have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. We also have orders for three new classes of ships: four Sonata Class Ships with deliveries currently scheduled from 2027 through 2035, two Prestige Class Ships with deliveries currently scheduled from 2026 through 2030 and four Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2036. In July 2025, we confirmed that we will not exercise the options to cancel the orders for the last two Sonata Class Ships.

2.            Summary of Significant Accounting Policies

Liquidity

As of September 30, 2025, we had liquidity of approximately $1.8 billion, including cash and cash equivalents of $160.9 million and $1.6 billion available under our Revolving Loan Facility. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to optimize our liquidity, refinance future debt maturities to reduce interest expense and/or extend the maturity dates associated with our existing indebtedness. If needed, we will obtain relevant financial covenant amendments or waivers.

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

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$2,938,142	$2,806,578	$7,583,192	$7,370,285
Cruise operating expense
Commissions, transportation and other	521,981	564,614	1,405,159	1,501,863
Onboard and other	222,002	211,753	548,544	515,496
Adjusted payroll and related (1)	349,355	331,856	1,018,655	995,587
Fuel	175,913	164,934	508,304	537,632
Food	81,866	78,096	238,777	239,850
Other	197,701	182,112	578,827	573,987
Adjusted total cruise operating expense	1,548,818	1,533,365	4,298,266	4,364,415
Other operating expense
Adjusted marketing, general and administrative (2)	369,973	342,180	1,117,578	1,022,258
Depreciation and amortization	250,832	218,428	725,889	663,762
Adjusted total other operating expense	620,805	560,608	1,843,467	1,686,020
Adjusted operating income	$768,519	$712,605	$1,441,459	$1,319,850

Adjusted operating income	$768,519	$712,605	$1,441,459	$1,319,850
Non-cash compensation (3)	(18,971)	(21,357)	(66,256)	(67,726)
Interest expense, net	(278,155)	(200,667)	(782,390)	(653,850)
Other income (expense), net	(134,429)	(58,190)	(56,972)	107,684
Net income before income taxes	$336,964	$432,391	$535,841	$705,958
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Compensation Plans”) and non-cash deferred compensation expenses related to the crew pension plan as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$553	$719	$1,658	$2,156

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Compensation Plans”).
(3)	Includes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards, which are included in payroll and related expense and marketing, general and administrative expense.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $6.8 million and a loss of $32.1 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $174.2 million and a loss of $16.5 million for the nine months ended September 30, 2025 and 2024, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statements of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements other than the expanded disclosure in our notes to the consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the prescriptive software development stages and replaces them with a probable-to-complete recognition threshold. These changes also apply to website development costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update may be applied using a prospective, modified or retrospective transition approach. We will evaluate the impact of ASU 2025-06 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
North America	$1,463,030	$1,315,224	$4,200,677	$4,052,094
Europe	1,349,391	1,439,473	2,386,471	2,519,770
Asia-Pacific	124,830	50,294	763,563	565,823
Other	891	1,587	232,481	232,598
Total revenue	$2,938,142	$2,806,578	$7,583,192	$7,370,285

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Geographic Concentration

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Our revenue attributable to U.S.-sourced guests has approximated 84-85% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of September 30, 2025 and December 31, 2024, our receivables from customers were $100.5 million and $114.2 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of September 30, 2025 and December 31, 2024, our contract liabilities were $2.3 billion and $2.2 billion, respectively. Of the amounts included within contract liabilities as of September 30, 2025, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the nine months ended September 30, 2025, $1.9 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating Leases – Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	September 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	Other long-term assets	$989,393	$899,091
Current operating lease liabilities	Accrued expenses and other liabilities	28,210	27,313
Non-current operating lease liabilities	Other long-term liabilities	795,711	788,669

Operating Leases – Lessor

In April 2025, we executed long-term leases for two of our ships. The lease for Norwegian Sky will commence in 2026 and the lease for Norwegian Sun will commence in 2027. Each lease has a term of 10 years and contains a nominal purchase option at the end of each lease term. These leases are expected to be operating leases. The aggregate undiscounted lease payments to be received throughout the terms of the agreements, including variable payments, are expected to be approximately $320 million. Subsequent to September 30, 2025, the two lease agreements signed in March 2025 for Seven Seas Navigator and Oceania Insignia were terminated, and we received a nominal fee.

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 was as follows (in thousands):

	Nine Months Ended September 30, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,752)	$(514,890)		$6,138
Current period other comprehensive income before reclassifications	52,944	52,944		—
Amounts reclassified into earnings	23,972	23,924	(1)	48	(2)
Accumulated other comprehensive income (loss) at end of period	$(431,836)	$(438,022)	(3)	$6,186

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 was as follows (in thousands):

	Nine Months Ended September 30, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive loss before reclassifications	(7,668)	(7,668)		—
Amounts reclassified into earnings	(3,570)	(3,853)	(1)	283	(2)
Accumulated other comprehensive income (loss) at end of period	$(521,389)	$(520,692)		$(697)
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $22.0 million of losses expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $2.1 billion for the nine months ended September 30, 2025 primarily due to the delivery of Norwegian Aqua and Oceania Allura.

7.            Long-Term Debt

In January 2025, the full amount of outstanding borrowings under the Breakaway one loan, Breakaway two loan, Marina newbuild loan and Riviera newbuild loan, plus any accrued and unpaid interest thereon, was repaid with funds drawn from the Revolving Loan Facility, and the related collateral was also released.

Also in January 2025, NCLC issued $1.8 billion aggregate principal amount of 6.750% senior unsecured notes due February 1, 2032 (the “2032 Notes”). NCLC may, at its option, redeem the 2032 Notes, in whole or in part, (i) prior to February 1, 2028 (the “2032 Notes First Call Date”), at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the 2032 Notes First Call Date, at the redemption prices set forth in the 2032 Notes indenture, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the 2032 Notes First Call Date, NCLC may redeem up to 40% of the aggregate principal amount of the 2032 Notes with the net proceeds of certain equity offerings at a redemption price equal to 106.750% of the principal amount of the 2032 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2032 Notes issued remains outstanding following such redemption. The 2032 Notes pay interest at 6.750% per annum, semiannually in arrears on February 1 and August 1 of each year, to holders of record at the close of business on the immediately preceding January 15 and July 15, respectively. The 2032 Notes indenture contains covenants that limit the ability of NCLC and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

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

In March 2025, we took delivery of Norwegian Aqua. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.83% per annum with a maturity date of February 23, 2037. Principal and interest payments are payable semiannually.

In April 2025, NCLC entered into individually negotiated note exchange agreements with certain existing holders (the “Holders”) of the 2025 Exchangeable Notes, pursuant to which NCLC and the Holders agreed to exchange (the “Exchange”) approximately $353.9 million in aggregate principal amount of the Holders’ 2025 Exchangeable Notes for (i) approximately $353.9 million in aggregate principal amount of NCLC’s 2030 0.875% Exchangeable Notes due April 15, 2030 and (ii) an aggregate cash payment (the “Cash Payment”) of approximately $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that was exchanged to, but excluding, the closing date of the Exchange. The Cash Payment was equal to the gross proceeds from the concurrent April Equity Offering (as defined below) and represented the remainder of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2025 Exchangeable Notes that were exchanged. During the three months ended June 30, 2025, the related losses on extinguishment were approximately $69.6 million, which were recognized in interest expense, net.

Additionally, in April 2025, NCLH completed registered direct offerings of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share (the “April Equity Offerings”). In connection with the April Equity Offerings, NCLH entered into individually negotiated share purchase agreements with the Holders. The Company used the net proceeds from NCLH’s April Equity Offerings, together with cash on hand, to make the Cash Payment.

The 2030 0.875% Exchangeable Notes are general senior unsecured obligations of NCLC and guaranteed by NCLH on a senior unsecured basis. Holders may exchange all or a portion of the 2030 0.875% Exchangeable Notes at the holder’s option (i) at any time prior to the close of business on the business day immediately preceding October 15, 2029, subject to the satisfaction of certain conditions and during certain periods, and (ii) on or after October 15, 2029 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange of the 2030 0.875% Exchangeable Notes, NCLC will satisfy its exchange obligation by paying cash up to the aggregate principal amount of the 2030 0.875% Exchangeable Notes to be exchanged and paying or delivering, as the case may be, cash, NCLH ordinary shares or a combination of cash and NCLH ordinary shares, at NCLC’s election, in respect of the remainder, if any, of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2030 0.875% Exchangeable Notes to be exchanged. The initial exchange rate per $1,000 principal amount of 2030 0.875% Exchangeable Notes is 38.1570 NCLH ordinary shares, which is equivalent to an initial exchange price of approximately $26.21 per ordinary share, subject to adjustment in certain circumstances. The maximum exchange rate is 52.4658 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2030 0.875% Exchangeable Notes pay interest at 0.875% per annum, semiannually on April 15 and October 15 of each year, to holders of record at the close of business on the immediately preceding April 1 and October 1, respectively.

In June 2025, NCLC entered into an amendment to the Seventh ARCA (the “ARCA Amendment”). The ARCA Amendment increased the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion.

In July 2025, we took delivery of Oceania Allura. We have export credit financing in place for 80% of the contract price. The associated €570.4 million term loan bears interest at a fixed rate of 1.50% per annum with a maturity date of July 10, 2037. Principal and interest payments are payable semiannually.

In September 2025, NCLC issued approximately $1.4 billion in aggregate principal amount of 2030 0.750% Exchangeable Notes due September 15, 2030. The 2030 0.750% Exchangeable Notes are general senior unsecured obligations of NCLC and guaranteed by NCLH on a senior unsecured basis. Holders may exchange all or a portion of the 2030 0.750% Exchangeable Notes at the holder’s option (i) at any time prior to the close of business on the business day immediately preceding March 15, 2030, subject to the satisfaction of certain conditions and during certain periods, and (ii) on or after March 15, 2030 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange of the 2030 0.750% Exchangeable Notes, NCLC will satisfy its exchange obligation by paying cash up to the aggregate principal amount of the 2030 0.750% Exchangeable Notes to be exchanged and paying or delivering, as the case may be, cash, NCLH ordinary shares or a combination of cash and NCLH ordinary shares, at NCLC’s election, in respect of the remainder, if any, of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2030 0.750% Exchangeable Notes to be exchanged. The initial exchange rate per $1,000 principal amount of 2030 0.750% Exchangeable Notes is 29.1189 NCLH ordinary shares, which is equivalent to an initial exchange price of approximately $34.34 per ordinary share, subject to adjustment in certain circumstances. The maximum exchange rate is 40.7664 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rate referred to above is also subject to adjustment for any stock split, stock dividend or similar transaction. The 2030 0.750% Exchangeable Notes pay interest at 0.750% per annum, semiannually on March 15 and September 15 of each year, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively.

NCLC used the net proceeds from the issuance of the 2030 0.750% Exchangeable Notes, together with the proceeds from the September Equity Offering (as defined below) and cash on hand, to repurchase (the “Repurchases”) (through its agent) approximately $958.0 million aggregate principal amount of its 2027 1.125% Exchangeable Notes for approximately $1,009.5 million and approximately $449.0 million aggregate principal amount of its 2027 2.50% Exchangeable Notes for approximately $480.5 million, plus, in each case, accrued and unpaid interest thereon to, but excluding, the repurchase date.

Additionally, in September 2025, NCLH completed a registered direct offering of 3,313,868 ordinary shares at a price of $24.53 per share (the “September Equity Offering”). In connection with the September Equity Offering, NCLH entered into individually negotiated share purchase agreements with certain institutional investors holding the 2027 1.125% Exchangeable Notes and 2027 2.50% Exchangeable Notes. The Company used the proceeds from NCLH’s September Equity Offering, together with the net proceeds from the 2030 0.750% Exchangeable Notes offering and cash on hand, to fund the Repurchases.

Also in September 2025, NCLC issued (i) $1.2 billion aggregate principal amount of 5.875% senior unsecured notes due 2031 (the “2031 Notes”) and (ii) $850.0 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the “2033 Notes”). NCLC may, at its option, redeem the 2031 Notes, in whole or in part, (i) prior to September 15, 2027 (the “2031 Notes First Call Date”), at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the 2031 Notes First Call Date, at the redemption prices set forth in the 2031 Notes indenture, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the 2031 Notes First Call Date, NCLC may redeem up to 40% of the aggregate principal amount of the 2031 Notes with the net proceeds of certain equity offerings at a redemption price equal to 105.875% of the principal amount of the 2031 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2031 Notes issued remains outstanding following such redemption. The 2031 Notes pay interest at 5.875% per annum, semiannually in arrears on January 15 and July 15 of each year, to holders of record at the close of business on the immediately preceding January 1 and July 1, respectively.

NCLC may, at its option, redeem the 2033 Notes, in whole or in part, (i) prior to September 15, 2028 (the “2033 Notes First Call Date”), at a redemption price equal to 100% of the principal amount of the 2033 Notes to be redeemed plus an applicable “make-whole” amount, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, and (ii) on or after the 2033 Notes First Call Date, at the redemption prices set forth in the 2033 Notes indenture, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date. In addition, at any time and from time to time prior to the 2033 Notes First Call Date, NCLC may redeem up to 40% of the aggregate principal amount of the 2033 Notes with the net proceeds of certain equity offerings at a redemption price equal to 106.250% of the principal amount of the 2033 Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2033 Notes issued remains outstanding following such redemption. The 2033 Notes pay interest at 6.250% per annum, semiannually in arrears on September 15 and March 15 of each year, to holders of record at the close of business on the immediately preceding September 1 and March 1, respectively.

The 2031 Notes and 2033 Notes indentures each contain covenants that limit the ability of NCLC and its restricted subsidiaries to, among other things: (i) create liens on certain assets to secure debt; (ii) enter into sale leaseback transactions; and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

NCLC used the net proceeds from the issuance of the 2031 Notes and 2033 Notes, together with cash on hand, to (i) fund its cash tender offer (the “Tender Offer”) to repurchase any and all of its outstanding 5.875% senior unsecured notes due 2026 (the “2026 Notes”) and its 5.875% senior secured notes due 2027 (the “2027 Notes”), (ii) redeem all of the 2026 Notes and 2027 Notes that were not accepted for purchase in the Tender Offer, (iii) redeem all of its 8.125% senior secured notes due 2029 (the “2029 Notes”) and (iv) pay accrued and unpaid interest on the 2026 Notes, the 2027 Notes and the 2029 Notes purchased or redeemed, as applicable, as well as pay related transaction premiums, fees and expenses. The repayment of the 2027 Notes and the 2029 Notes also released the related collateral, after which NCLC revised its collateral on the Revolving Loan Facility by substituting certain ships. The Revolving Loan Facility and related guarantees are now secured by first-priority interests in, among other things and subject to certain agreed security principles, nine of our vessels. During the three months ended September 30, 2025, the related losses on extinguishment and modification for the 2027 1.125% Exchangeable Notes, 2027 2.50% Exchangeable Notes, 2026 Notes, 2027 Notes and 2029 Notes were approximately $83.4 million, which were recognized in interest expense, net.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of September 30, 2025 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	192,037	(13,045)	178,992	194,418	Level 2
2027 2.5% Exchangeable Notes	24,138	(1,694)	22,444	24,749	Level 2
2030 0.875% Exchangeable Notes	353,876	(59,725)	294,151	409,845	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(339,697)	1,067,303	1,408,829	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(26,141)	$423,849	$641,560	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(117,743)	1,032,257	1,177,347	Level 2
2027 2.5% Exchangeable Notes	473,175	(49,733)	423,442	492,395	Level 2
(1)	The exchangeable notes are convertible into redeemable preference shares of NCLC. Upon conversion, the preference shares are immediately and automatically exchanged, for each $1,000 principal amount of exchangeable notes, into a certain number of NCLH’s ordinary shares based on the applicable exchange rate. Upon NCLH’s receipt of the NCLC preference shares, each preference share will be immediately re-designated into an ordinary share of NCLC of par value $1,000 per share and then subdivided into 833,333 ordinary shares of NCLC of par value $0.0012 per share (the “re-designation”). After the re-designation, the NCLC ordinary shares are repurchased for nominal consideration and cancelled. During the three months ended September 30, 2025, substantially all the remaining holders of the 2025 Exchangeable Notes elected to exchange their notes for 96,012 series A-3 preference shares, which were issued and subsequently re-designated and subdivided, and the newly issued ordinary shares of NCLC were then repurchased and cancelled. The remaining unexchanged notes were repaid in cash at maturity.

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Coupon interest	$6,806	$12,238	$27,611	$39,983
Amortization of discount and deferred financing fees	22,649	28,178	75,916	90,233
Total	$29,455	$40,416	$103,527	$130,216

As of September 30, 2025, the effective interest rate is 6.28%, 7.88%, 5.04% and 6.45% for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, portions of which can be settled in NCLH ordinary shares, and finance lease obligations as of September 30, 2025 (in thousands):

Year	Amount
Remainder of 2025	$239,054
2026	871,543
2027	1,028,106
2028	1,263,333
2029	1,288,623
2030	3,546,368
Thereafter	6,692,524
Total	$14,929,551

Debt Covenants

As of September 30, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

Derivatives

We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We attempt to minimize these risks through a combination of our normal operating and financing activities and through the use of derivatives. We assess whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of our hedged forecasted transactions. We use qualitative assessments or regression analysis for hedge relationships, and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings. There are no amounts excluded from the assessment of hedge effectiveness, except when the hedged item is a contractually specified component, and there are no credit-risk-related contingent features in our derivative agreements. We monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including but not limited to counterparty non-performance under derivatives, is not considered significant as we primarily conduct business with large, well-established financial institutions with which we have established relationships, and which have credit risks acceptable to us, or the credit risk is spread out among many creditors. We do not anticipate non-performance by any of our significant counterparties.

As of September 30, 2025, we had fuel swaps, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 764 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of September 30, 2025, we also had fuel swaps pertaining to approximately 78 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through October 31, 2027.

As of September 30, 2025, we had foreign currency forwards and collars which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of these foreign currency contracts were €1.1 billion, or $1.3 billion based on the euro/U.S. dollar exchange rate as of September 30, 2025.

As of September 30, 2025, we also had foreign currency forwards not designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to principal and interest of debt denominated in euros. The notional amount of these foreign currency contracts were €79.7 million, or $93.5 million based on the euro/U.S. dollar exchange rate as of September 30, 2025.

As of September 30, 2025, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of September 30, 2025 were 5.7 million, 0.7 million, 13.5 million and 41.0 million NCLH ordinary shares for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2025	2024	2025	2024
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$165	$1,576	$22	$1,798
	Other long-term assets	966	650	366	208
	Accrued expenses and other liabilities	1,287	488	5,380	12,955
	Other long-term liabilities	383	648	2,059	2,030
Foreign currency contracts
	Prepaid expenses and other assets	6,057	—	—	—
	Other long-term assets	35,539	—	—	—
	Accrued expenses and other liabilities	—	—	635	1,567
	Other long-term liabilities	—	—	—	17,427
Total derivatives designated as hedging instruments		$44,397	$3,362	$8,462	$35,985

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$94	$234	$62	$—
	Other long-term assets	20	—	—	—
	Accrued expenses and other liabilities	542	—	954	390
	Other long-term liabilities	—	—	59	35
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	103	—
Debt conversion options
	Current portion of exchangeable notes	—	—	—	192,942
	Exchangeable notes	—	—	445,587	190,022
Total derivatives not designated as hedging instruments		$656	$234	$446,765	$383,389
Total derivatives		$45,053	$3,596	$455,227	$419,374

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

The following table discloses the gross and net amounts recognized within assets and liabilities (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
September 30, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$42,841	$(450)	$42,391	$(41,596)	$795
Liabilities	454,777	(2,212)	452,565	(446,325)	6,240

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$2,460	$(2,006)	$454	$—	$454
Liabilities	417,368	(1,136)	416,232	(401,958)	14,274

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) were as follows (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Fuel contracts	$10,681	$(56,615)	Fuel	$(4,575)	$1,440
Fuel contracts	—	—	Other income (expense), net	(114)	49
Foreign currency contracts	(10,638)	537	Depreciation and amortization	(4,118)	(4,119)
Total gain (loss) recognized in other comprehensive loss	$43	$(56,078)		$(8,807)	$(2,630)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Fuel contracts	$(5,915)	$(8,327)	Fuel	$(10,432)	$14,855
Fuel contracts	—	—	Other income (expense), net	(1,135)	1,356
Foreign currency contracts	58,859	659	Depreciation and amortization	(12,357)	(12,358)
Total gain (loss) recognized in other comprehensive loss	$52,944	$(7,668)		$(23,924)	$3,853

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$175,913	$250,832	$(134,429)	$164,934	$218,428	$(58,190)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(4,575)	—	—	1,440	—	—
Foreign currency contracts	—	(4,118)	—	—	(4,119)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(114)	—	—	49

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$508,304	$725,889	$(56,972)	$537,632	$663,762	$107,684

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense)
Fuel contracts	(10,432)	—	—	14,855	—	—
Foreign currency contracts	—	(12,357)	—	—	(12,358)	—

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(1,135)	—	—	1,356

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Debt conversion options	Other income (expense), net	(147,429)	(24,044)	110,958	121,797

Long-Term Debt

As of September 30, 2025 and December 31, 2024, the fair value of our long-term debt, including the current portion, was $14.1 billion and $12.8 billion, respectively, which was $1.0 billion and $0.8 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

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

The following is a summary of NCLH restricted share unit activity for the nine months ended September 30, 2025:

	Number of	Weighted-	Number of	Weighted-
	Time-Based	Average Grant	Performance-	Average Grant
	Awards	Date Fair Value	Based Awards	Date Fair Value
Non-vested as of January 1, 2025	8,923,718	$17.68	2,265,422	$18.04
Granted	4,687,416	21.98	1,167,962	22.10
Vested	(4,269,167)	17.52	(376,068)	18.48
Forfeited or expired	(641,456)	19.43	(535,780)	17.54
Non-vested as of September 30, 2025	8,700,511	19.94	2,521,536	19.97

The following is a summary of NCLH option activity for the nine months ended September 30, 2025:

	Number of Share Option Awards	Weighted-Average Exercise Price	Weighted-Average	Aggregate
	Time-	Time-	Contractual	Intrinsic
	Based	Based	Term	Value
	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2025	2,173,443	$55.20	0.61	$—
Forfeited and cancelled	(1,845,107)	56.10
Outstanding as of September 30, 2025	328,336	50.14	0.39	—

The compensation expense recognized for share-based compensation for the periods presented includes the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Payroll and related expense	$5,488	$4,855	$15,720	$14,546
Marketing, general and administrative expense	12,930	15,783	48,878	51,024
Total share-based compensation expense	$18,418	$20,638	$64,598	$65,570

10.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have three Prima Class Ships on order, each ranging from approximately 156,000 to 169,000 Gross Tons with 3,565 to 3,840 Berths, with currently scheduled delivery dates from 2026 through 2028. For the Norwegian brand, we also have an order for four additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2036. For the Oceania Cruises brand, we have an order for four Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2035. For the Regent Seven Seas Cruises brand, we have an order for two Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates in 2026 and 2030. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of September 30, 2025, the combined contract prices, including amendments and change orders, of the 13 ships on order were approximately €18.4 billion, or $21.6 billion based on the euro/U.S. dollar exchange rate as of September 30, 2025. For ships on order, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we currently have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of September 30, 2025, our minimum annual payments for non-cancelable ship construction contracts were as follows (in thousands):

Year	Amount
Remainder of 2025	$161,281
2026	2,360,781
2027	2,471,917
2028	1,509,721
2029	1,320,504
2030	3,335,466
Thereafter	9,455,741
Total minimum annual payments	$20,615,411

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. On May 17, 2024, the Eleventh Circuit heard oral argument on the matter. On October 22, 2024, the Eleventh Circuit reversed the trial court in the pending matter and dismissed the claim. On March 6, 2025, the plaintiff filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking to overturn the Eleventh Circuit’s dismissal of the matter. On October 3, 2025, the plaintiff’s Petition for Writ of Certiorari was granted by the Supreme Court of the United States, and we expect the case to be argued in early 2026. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern approximately $2.9 billion in advance ticket sales at September 30, 2025 that have been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

11.          Other Income (Expense), Net

For the three months ended September 30, 2025, other income (expense), net was expense of $134.4 million primarily due to net losses from conversion options on our exchangeable notes. For the nine months ended September 30, 2025, other income (expense), net was expense of $57.0 million primarily due to net losses on foreign currency remeasurements partially offset by net gains from conversion options on our exchangeable notes. For the three months ended September 30, 2024, other income (expense), net was expense of $58.2 million primarily due to net losses on foreign currency remeasurements and also includes net losses from conversion options on our exchangeable notes. For the nine months ended September 30, 2024, other income (expense), net was income of $107.7 million primarily due to net gains from conversion options on our exchangeable notes.

12.          Supplemental Cash Flow Information

For the nine months ended September 30, 2025 and 2024, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $20.2 million and $6.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program and decarbonization efforts may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild-related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	the unavailability of ports of call and the impacts of port and destination fees and expenses;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;

●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (our “Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.
●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	2030 0.875% Exchangeable Notes. On April 7, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $353.9 million aggregate principal amount of exchangeable senior notes due 2030.
●	2030 0.750% Exchangeable Notes. September 11, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $1,407.0 million aggregate principal amount of exchangeable senior notes due 2030.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.

●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and one additional ship on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna and two additional ships on order.
●	Revolving Loan Facility. Approximately $2.5 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Sonata Class Ships. Oceania Sonata, Oceania Arietta and two additional ships on order.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. In 2025, we took on two newbuilds that have euro-denominated debt, that is primarily unhedged, and we expect to take delivery of ships that have euro-denominated debt in the future. Due to the significant increase in our euro-denominated debt in 2025 and the fact that a substantial portion of our debt is in dollars, we have included the related net foreign currency remeasurement losses as a supplemental adjustment in our calculation of Adjusted Net Income. To ensure comparability, we have retrospectively applied this adjustment to the corresponding periods in 2024, using a consistent methodology. The quantitative impact of these adjustments is presented in the accompanying reconciliation tables within this report.

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

In April 2025, Holders exchanged $353.9 million of 2025 Exchangeable Notes for 2030 0.875% Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, NCLH completed April Equity Offerings of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share. The Company used the net proceeds from NCLH’s April Equity Offerings, together with cash on hand, to make the Cash Payment.

In June 2025, NCLC amended the Seventh ARCA to increase the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion.

In September 2025, NCLC issued approximately $1.4 billion of 2030 0.750% Exchangeable Notes, $1.2 billion of 2031 Notes, and $850.0 million of 2033 Notes. Additionally, in September 2025, NCLH completed the September Equity Offering with certain institutional investors of 3,313,868 ordinary shares at a price of $24.53 per share. The net proceeds from these transactions, together with cash on hand, were used to (i) complete the Repurchases of a portion of the 2027 1.125% Exchangeable Notes and 2027 2.50% Exchangeable Notes, (ii) complete the Tender Offer or redeem all of the 2026 Notes, 2027 Notes and 2029 Notes and (iii) pay related accrued and unpaid interest, transaction premiums, fees and expenses. The collateral of the Revolving Loan Facility was also modified.

See Note 7 – “Long-Term Debt” for more information.

Update on Bookings

The Company continues to experience healthy consumer demand across its portfolio of three brands for the balance of 2025 and into 2026, with strong demand for its Caribbean sailings. As a result, the Company remains well positioned within its optimal range for its forward 12-month booked position.

Strategic Destination Investment

We announced a second phase of expansion plans for Great Stirrup Cay, the Company’s private island destination in the Bahamas, including a nearly six-acre Great Tides Waterpark expected to open in the summer of 2026. The addition of the nearly six-acre, 19-slide, Great Tides Waterpark which includes a 800-foot dynamic river and a 9,000-square-foot kids’ splash zone, along with other new amenities, will further enhance the guest experience at one of our most popular destinations. This is in addition to the previously announced two-ship pier, pool, family splash pad, welcome center and tram, which are expected to open by the end of 2025.

Strategic Cost Optimization and Macroeconomic Trends

Our strategic cost optimization efforts are driving a disciplined, company-wide focus on identifying efficiencies and optimizing costs across the organization. These initiatives are designed to deliver sustainable savings without compromising the guest experience or the quality of our offerings. Beyond the financial impact, this effort represents an evolution in our culture, embedding cost awareness, accountability, and continuous improvement into the way we operate.

Our cost savings initiatives continue to deliver tangible results, which we believe position us well to cushion macroeconomic pressures. While there may be pressures on revenue, we believe these can be effectively offset by the continued execution of our cost optimization efforts. Our focus remains on managing the business for the long term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. However, global macroeconomic events have created volatility and disruptions in the past that have adversely impacted our Company, and they may do so again in the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro-denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas (“GHG”) reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero GHG emissions and provide more details about such targets in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this report). We expect to incur significant expenses related to these regulatory requirements and commitments, which have and will include expenses related to GHG emissions reduction initiatives, including modifications to our ships, and have and will include the purchase of emissions allowances and alternative fuels, among other things. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change-related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce GHG emissions; consequently, the full impact to the Company is not yet known. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further information.

Quarterly Overview

Three months ended September 30, 2025 (“2025”) compared to three months ended September 30, 2024 (“2024”)

●	Total revenue increased 4.7% to $2.9 billion compared to $2.8 billion.
●	Net income was $328.2 million compared to $425.5 million.
●	Operating income was $749.5 million compared to $691.2 million.
●	Gross margin increased 8.4% to $1.2 billion compared to $1.1 billion. Adjusted Gross Margin increased 8.1% to $2.2 billion compared to $2.0 billion.
●	Adjusted Net Income was $593.6 million in 2025, which included $265.4 million of adjustments primarily to our debt conversion options and losses on extinguishment and modification of debt. Adjusted Net Income was $512.4 million in 2024, which included $86.9 million of adjustments primarily related to our debt conversion options.
●	Adjusted EBITDA improved 9.5% to $1.0 billion compared to $931.0 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Passengers carried	803,268	812,529	2,211,002	2,261,006
Passenger Cruise Days	6,828,243	6,521,610	18,904,286	18,711,554
Capacity Days	6,417,724	6,033,707	18,170,560	17,611,107
Occupancy Percentage	106.4%	108.1%	104.0%	106.2%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$2,938,142	$2,806,578	$7,583,192	$7,370,285
Less:
Total cruise operating expense	1,554,859	1,538,939	4,315,644	4,381,117
Ship depreciation	229,579	202,994	667,070	617,439
Gross margin	1,153,704	1,064,645	2,600,478	2,371,729
Ship depreciation	229,579	202,994	667,070	617,439
Payroll and related	355,396	337,430	1,036,033	1,012,289
Fuel	175,913	164,934	508,304	537,632
Food	81,866	78,096	238,777	239,850
Other	197,701	182,112	578,827	573,987
Adjusted Gross Margin	$2,194,159	$2,030,211	$5,629,489	$5,352,926
Capacity Days	6,417,724	6,033,707	18,170,560	17,611,107
Gross margin per Capacity Day	$179.77	$176.45	$143.11	$134.67
Net Yield	$341.89	$336.48	$309.81	$303.95

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total cruise operating expense	$1,554,859	$1,538,939	$4,315,644	$4,381,117
Marketing, general and administrative expense	382,903	357,963	1,166,456	1,073,282
Gross Cruise Cost	1,937,762	1,896,902	5,482,100	5,454,399
Less:
Commissions, transportation and other expense	521,981	564,614	1,405,159	1,501,863
Onboard and other expense	222,002	211,753	548,544	515,496
Net Cruise Cost	1,193,779	1,120,535	3,528,397	3,437,040
Less: Fuel expense	175,913	164,934	508,304	537,632
Net Cruise Cost Excluding Fuel	1,017,866	955,601	3,020,093	2,899,408
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	553	719	1,658	2,156
Non-cash share-based compensation (2)	18,418	20,638	64,598	65,570
Adjusted Net Cruise Cost Excluding Fuel	$998,895	$934,244	$2,953,837	$2,831,682
Capacity Days	6,417,724	6,033,707	18,170,560	17,611,107
Gross Cruise Cost per Capacity Day	$301.94	$314.38	$301.70	$309.71
Net Cruise Cost per Capacity Day	$186.01	$185.71	$194.18	$195.16
Net Cruise Cost Excluding Fuel per Capacity Day	$158.60	$158.38	$166.21	$164.64
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$155.65	$154.84	$162.56	$160.79
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$328,233	$425,475	$527,577	$696,492
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	988	1,232	2,964	3,697
Non-cash share-based compensation (2)	18,418	20,638	64,598	65,570
Extinguishment and modification of debt (3)	83,413	175	202,525	29,267
Net foreign currency adjustments on euro-denominated debt (4)	(4,662)	15,398	133,260	6,811
Debt conversion option, discount and expenses (5)	167,216	49,464	(43,180)	(40,302)
Adjusted Net Income	$593,606	$512,382	$887,744	$761,535
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(4)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net.
(5)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$328,233	$425,475	$527,577	$696,492
Interest expense, net	278,155	200,667	782,390	653,850
Income tax expense	8,731	6,916	8,264	9,466
Depreciation and amortization expense	250,832	218,428	725,889	663,762
EBITDA	865,951	851,486	2,044,120	2,023,570
Other (income) expense, net (1)	134,429	58,190	56,972	(107,684)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	553	719	1,658	2,156
Non-cash share-based compensation (3)	18,418	20,638	64,598	65,570
Adjusted EBITDA	$1,019,351	$931,033	$2,167,348	$1,983,612
(1)	Primarily consists of net gains and losses from foreign currency remeasurements and conversion options on our exchangeable notes.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Three months ended September 30, 2025 (“2025”) compared to three months ended September 30, 2024 (“2024”)

Revenue

Total revenue increased to $2.9 billion in 2025 compared to $2.8 billion in 2024 primarily due to an increase in Capacity Days related to the delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025.

Expense

Total cruise operating expense increased 1.0% primarily due to the delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025 offset primarily by a reduction in air costs largely due to changes in itinerary mix. Total other operating expense increased 9.9% in 2025 compared to 2024 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $278.2 million in 2025 compared to $200.7 million in 2024. The change in interest expense reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $83.4 million. Excluding these losses, the impact from an increase in debt in 2025 was offset by a reduction in average rates.

Other income (expense), net was expense of $134.4 million in 2025 compared to $58.2 million in 2024. In 2025, the expense primarily due to net losses from conversion options on our exchangeable notes. In 2024, the expense primarily related to net losses on foreign currency remeasurements and also includes net losses from conversion options on our exchangeable notes.

Nine months ended September 30, 2025 (“2025”) compared to nine months ended September 30, 2024 (“2024”)

Revenue

Total revenue was $7.6 billion in 2025 and $7.4 billion in 2024. The increase in Capacity Days related to the delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025 was offset by an increased number of Berths in Dry-dock in 2025 as larger ships were in Dry-dock.

Expense

Total cruise operating expense decreased 1.5% primarily related to a reduction in air costs largely due to changes in itinerary mix and fuel cost offset by the delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025. Total other operating expense increased 8.9% in 2025 compared to 2024 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $782.4 million in 2025 compared to $653.9 million in 2024. The change in interest expense reflects higher losses in 2025 from extinguishment of debt and debt modification costs, which were $202.5 million in 2025 compared to $29.3 million in 2024. Excluding these losses, interest expense decreased primarily as a result of lower average rates, partially offset by higher debt outstanding in connection with the delivery of ships.

Other income (expense), net was expense of $57.0 million in 2025 compared to income of $107.7 million in 2024. In 2025, the expense primarily due to net losses on foreign currency remeasurements partially offset by net gains from conversion options on our exchangeable notes. In 2024, the income primarily related to net gains from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of September 30, 2025, our liquidity was approximately $1.8 billion, including cash and cash equivalents of $160.9 million and $1.6 billion available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

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

In April 2025, Holders exchanged $353.9 million of 2025 Exchangeable Notes for 2030 0.875% Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, NCLH completed April Equity Offerings of 3,358,098 ordinary shares to the Holders at a price of $19.06 per share. The Company used the net proceeds from NCLH’s April Equity Offerings, together with cash on hand, to make the Cash Payment.

In June 2025, NCLC amended the Seventh ARCA to increase the aggregate amount of the lenders’ commitments under the Revolving Loan Facility from $1.7 billion to approximately $2.5 billion.

In September 2025, NCLC issued approximately $1.4 billion of 2030 0.750% Exchangeable Notes, $1.2 billion of 2031 Notes, and $850.0 million of 2033 Notes. Additionally, in September 2025, NCLH completed the September Equity Offering with certain institutional investors of 3,313,868 ordinary shares at a price of $24.53 per share. The net proceeds from these transactions, together with cash on hand, were used to (i) complete the Repurchases of a portion of the 2027 1.125% Exchangeable Notes and 2027 2.50% Exchangeable Notes, (ii) complete the Tender Offer or redeem all of the 2026 Notes, 2027 Notes and 2029 Notes and (iii) pay related accrued and unpaid interest, transaction premiums, fees and expenses. The collateral of the Revolving Loan Facility was also modified.

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

As of September 30, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

Our Moody’s long-term issuer rating is B1 and our senior unsecured rating is B3. Our S&P Global issuer credit rating is B+, our issue-level rating on our Revolving Loan Facility is BB and our senior unsecured rating is B+. If our credit ratings were to be downgraded as has occurred in the past, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt or equity financing will be negatively impacted. We also have capacity to incur additional indebtedness under our debt agreements and may issue additional ordinary shares from time to time, subject to our authorized number of ordinary shares. However, there is no guarantee that debt or equity financings will be available in the future to fund our obligations or that they will be available on terms consistent with our expectations.

As of September 30, 2025, we had advance ticket sales of $3.3 billion, including the long-term portion. We also have agreements with our credit card processors that, as of September 30, 2025, governed approximately $2.9 billion in advance ticket sales that had been received by the Company relating to future voyages. These agreements allow the credit card processors to require under certain circumstances, including the existence of a material adverse change, excessive chargebacks and other triggering events, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. Any cash reserve or collateral requested could be increased or decreased. We may be required to pledge additional collateral and/or post additional cash reserves or take other actions in the future that may adversely affect our liquidity.

Sources and Uses of Cash

In this section, references to “2025” refer to the nine months ended September 30, 2025 and references to “2024” refer to the nine months ended September 30, 2024.

Net cash provided by operating activities was $1.6 billion in 2025 and $1.7 billion in 2024. The net cash provided by operating activities included net income and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $13.9 million in 2025 and by $90.9 million in 2024.

Net cash used in investing activities was $2.8 billion in 2025 and $985.7 million in 2024. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua and Oceania Allura in 2025. The net cash used in investing activities was primarily related to newbuild payments and ship improvements in 2024.

Net cash provided by financing activities was $1.2 billion in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua and Oceania Allura, net receipts from our Revolving Loan Facility and the impact of various note refinancings. Net cash used in financing activities was $737.0 million in 2024 primarily due to repayments of newbuild loans, our 9.75% senior secured notes due 2028 and a portion of the 3.625% senior unsecured notes due 2024 partially offset by the proceeds from newbuild loan facilities and the 6.250% senior unsecured notes due 2030.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, were $0.4 billion for the remainder of 2025 and $2.7 billion for the years ending December 31, 2026 and 2027. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $49.5 million for the remainder of 2025 and $1.6 billion and $2.0 billion for the years ending December 31, 2026 and 2027, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2025 are approximately $0.1 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

The combined contract prices, including amendments and change orders, of the 13 ships on order for delivery was approximately €18.4 billion, or $21.6 billion based on the euro/U.S. dollar exchange rate as of September 30, 2025. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended September 30, 2025 and 2024 was $21.6 million and $17.2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $65.5 million and $40.5 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of September 30, 2025, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2025	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt (1)	$306,131	$1,461,396	$1,589,060	$1,783,209	$1,747,516	$3,904,985	$7,299,683	$18,091,980
Ship construction contracts (2)	161,281	2,360,781	2,471,917	1,509,721	1,320,504	3,335,466	9,455,741	20,615,411
Total	$467,412	$3,822,177	$4,060,977	$3,292,930	$3,068,020	$7,240,451	$16,755,424	$38,707,391
(1)	Includes principal as well as estimated interest payments with Term SOFR held constant as of September 30, 2025. Includes exchangeable notes, portions of which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.

(2)	Ship construction contracts are for our newbuild ships based on the euro/U.S. dollar exchange rate as of September 30, 2025. We currently have committed undrawn export-credit backed facilities of approximately $12.3 billion which funds approximately 80% of our ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. The net book value of our ships pledged as collateral for certain of our debt is approximately $14 billion. We believe we were in compliance with our covenants as of September 30, 2025.

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

We believe our cash on hand, borrowings available under the Revolving Loan Facility, expected future operating cash inflows and our ability to issue debt securities or additional equity securities will be sufficient to fund operations, debt payment requirements and capital expenditures and maintain compliance with covenants under our debt agreements over the next 12-month period. Refer to “—Liquidity and Capital Resources—General” for further information regarding liquidity.

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

Additionally, we consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company recently executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky beginning in 2026 and Norwegian Sun beginning in 2027. We are currently contemplating additional long-term charters with a purchase option for a nominal value at the end of the lease period. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of September 30, 2025, 92% of our debt was fixed and 8% was variable. As of December 31, 2024, 94% of our debt was fixed and 6% was variable. The change in our fixed rate percentage from December 31, 2024 to September 30, 2025 was primarily due to the addition of variable rate debt proportionally higher than the addition of fixed rate debt. Based on our September 30, 2025 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $12.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of September 30, 2025, the payments not hedged aggregated €16.4 billion, or $19.2 billion based on the euro/U.S. dollar exchange rate as of September 30, 2025. As of December 31, 2024, the payments not hedged aggregated €16.0 billion, or $16.6 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2024. The change from December 31, 2024 to September 30, 2025 was primarily due to the addition of confirmed ship construction contracts and an increase in the contract prices of our Norwegian ships to be delivered from 2030 through 2036 offset by the delivery of Norwegian Aqua and Oceania Allura. We estimate that a 10% change in the euro as of September 30, 2025 would result in a $1.9 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, in 2025, we borrowed debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were gains of $4.7 million and losses of $15.4 million for the three months ended September 30, 2025 and 2024, respectively, and were losses of $133.3 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total aggregate euro-denominated debt balance not hedged was approximately €1.7 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of September 30, 2025. We estimate that a 10% change in the euro as of September 30, 2025 would result in a $200.8 million change in the U.S. dollar value of the foreign currency denominated debt principal not hedged.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 11.3% and 10.7% for the three months ended September 30, 2025 and 2024, respectively, and 11.8% and 12.3% for the nine months ended September 30, 2025 and 2024, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices, and as of September 30, 2025, we had hedged approximately 58%, 48% and 22% of our remaining 2025, 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2024, we had hedged approximately 56% and 21% of our 2025 and 2026 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2024 and September 30, 2025 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2025 fuel expense by $15.4 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $7.4 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, elsewhere in this report or other SEC filings could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The impact of macroeconomic conditions and global conflicts have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

4.1
1.1

Placement Agency Agreement, dated September 8, 2025, by and between Norwegian Cruise Line Holdings Ltd. and J.P. Morgan Securities LLC, as placement agent (incorporated herein by reference to Exhibit 1.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2025 (File No. 001-35784)).

4.1

Indenture, dated September 11, 2025, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 0.750% Exchangeable Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2025 (File No. 001-35784)).

4.2

Indenture, dated September 17, 2025, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 5.875% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 18, 2025 (File No. 001-35784)).

4.3

Indenture, dated September 17, 2025, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.250% Senior Notes due 2033 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 18, 2025 (File No. 001-35784)).

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

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934.
32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

4.4.1

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024;

(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024;

(iii) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024;

(iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: November 4, 2025