Form 10-K
period 2025-12-31
NCL CORP Ltd.
filed 2026-03-02
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At February 17, 2026, 31,164,004 ordinary shares were outstanding.

NCL Corporation Ltd. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

NCL CORPORATION LTD.

Terms Used in this Annual Report

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to (i) the “Company,” “we,” “our,” “us” and “NCLC” refer to NCL Corporation Ltd. and/or its subsidiaries, (ii) “NCLH” refers to Norwegian Cruise Line Holdings Ltd., (iii) “Norwegian Cruise Line” or “Norwegian” refers to the Norwegian Cruise Line brand and its predecessors, (iv) “PCI” refers to Prestige Cruises International Ltd., together with its consolidated subsidiaries, including Oceania Cruises Ltd. (“Oceania Cruises”) and Seven Seas Cruises Ltd. (“Regent”) (Oceania Cruises also refers to the brand by the same name and Regent also refers to the brand Regent Seven Seas Cruises).

References to the “U.S.” are to the United States of America, and “dollars” or “$” are to U.S. dollars, the “U.K.” are to the United Kingdom, “£” are to the official currency of the U.K. and “euros” or “€” are to the official currency of the Eurozone.

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

Unless otherwise indicated in this Annual Report, the following terms have the meanings set forth below:

●	2025 Exchangeable Notes. On July 21, 2020, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $450.0 million aggregate principal amount of exchangeable senior notes due 2025.

●	2030 0.875% Exchangeable Notes. On April 7, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $353.9 million aggregate principal amount of exchangeable senior notes due 2030.
●	2030 0.750% Exchangeable Notes. September 11, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $1,407.0 million aggregate principal amount of exchangeable senior notes due 2030.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.
●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation expenses. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation. Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.
●	Allura Class Ships. Oceania Cruises’ Vista and Oceania Cruises’ Allura.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin), even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	CDC. The U.S. Centers for Disease Control and Prevention.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.

●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and three additional ships on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna, Norwegian Aura and one additional ship on order.
●	Revolving Loan Facility. Approximately $2.5 billion senior secured revolving credit facility, among NCLC, as borrower, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.
●	Sonata Class Ships. Oceania Sonata, Oceania Arietta and three additional ships on order.

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and deliveries, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program, decarbonization efforts and alternative fuel sources and related regulation may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild-related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	NCLH shareholder activism and/or proxy contests;
●	the unavailability of ports of call and the impacts of port and destination fees and expenses;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, geopolitical conflict, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);

●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets, businesses and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” herein.

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

Furthermore, certain statements in this report, particularly pertaining to our sustainability performance, goals and initiatives, are subject to additional risks and uncertainties that could significantly affect our future financial condition and results of operations, as well as our ability to achieve our environmental goals. These risks and uncertainties may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for SEC reporting purposes but that is informed by various standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. However, we cannot guarantee strict adherence to framework recommendations and much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change, and our disclosures based on these frameworks may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policy, or other factors, some of which may be beyond our control.

Solely for convenience, certain trademark and service marks referred to in this report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and service marks.

WEBSITE REFERENCES

In this Annual Report, we make references to our website at https://www.nclhltd.com. References to our website throughout this Annual Report are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report.

PART I

Item 1. Business

History and Development of the Company

Norwegian commenced operations from Miami, Florida in 1966, launching the modern cruise industry by offering weekly departures from Miami, Florida to destinations in the Caribbean. In February 2011, NCLH, a Bermuda limited company, was formed. In January 2013, NCLH completed its initial public offering and the ordinary shares of NCLC were exchanged for the ordinary shares of NCLH, and NCLH became the owner of 100% of the ordinary shares and parent company of NCLC. In November 2014, we completed the acquisition of PCI.

In late 2023, in response to the Organisation for Economic Co-operation and Development (“OECD”)’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries previously domiciled in the Isle of Man, the Cayman Islands, the Republic of the Marshall Islands, the Republic of Panama and the state of Delaware, were redomiciled to Bermuda.

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

All of our brands offer an assortment of features, amenities and activities, including a variety of accommodations, multiple dining venues, bars and lounges, spa, casino and retail shopping areas and numerous entertainment choices. All brands also offer a selection of shore excursions at each port of call, as well as air transportation and hotel packages for stays before or after a voyage.

As of December 31, 2025, we had 34 ships with approximately 71,400 Berths. We expect to add 17 additional ships to our fleet from 2026 through 2037. For the Norwegian brand, we have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. We also have orders for three new classes of ships: five Sonata Class Ships with deliveries currently scheduled from 2027 through 2037, four Prestige Class Ships with deliveries currently scheduled from 2026 through 2036 and five Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2037. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing.

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

Our Fleet

The following table presents information about our ships:

Ship (1)	Year Built
Norwegian
Norwegian Aura (2)	2027
Norwegian Luna (3)	2026
Norwegian Aqua	2025
Norwegian Viva	2023
Norwegian Prima	2022
Norwegian Encore	2019
Norwegian Bliss	2018
Norwegian Joy	2017
Norwegian Escape	2015
Norwegian Getaway	2014
Norwegian Breakaway	2013
Norwegian Epic	2010
Norwegian Gem	2007
Norwegian Jade	2006
Norwegian Pearl	2006
Norwegian Jewel	2005
Pride of America	2005
Norwegian Dawn	2002
Norwegian Star	2001
Norwegian Sun	2001
Norwegian Sky	1999
Norwegian Spirit	1998
Oceania Cruises
Oceania Sonata (4)	2027
Oceania Allura	2025
Oceania Vista	2023
Oceania Riviera	2012
Oceania Marina	2011
Oceania Nautica	2000
Oceania Sirena	1999
Oceania Regatta	1998
Oceania Insignia	1998
Regent
Seven Seas Prestige (5)	2026
Seven Seas Grandeur	2023
Seven Seas Splendor	2020
Seven Seas Explorer	2016
Seven Seas Voyager	2003
Seven Seas Mariner	2001
Seven Seas Navigator	1999
(1)	The table above does not include the 13 additional ships on order.
(2)	The fifth of the Prima Class Ships, which is expected to be delivered in 2027.
(3)	The fourth of the Prima Class Ships, which is expected to be delivered in 2026.
(4)	The first of the Sonata Class Ships, which is expected to be delivered in 2027.
(5)	The first of the Prestige Class Ships, which is expected to be delivered in 2026.

Our Business Strategy and Competitive Strengths

Our Corporate Strategy

Our corporate strategy is based on people excellence, a guest-centric product offering, a scalable long-term growth platform and a focus on exceptional performance, all underpinned by our commitment to sustainability.

Competitive Strengths

We believe that the following business strengths will enable us to execute our strategy:

Clearly Defined Brands

Our portfolio of three award-winning brands operates a combined 34 ships, ranging in size from approximately 500 to over 4,000 Berths.

Norwegian’s ships cater to a variety of travelers with up to 20 dining options on select ships; various attractions, including the world’s first hybrid rollercoaster and waterslide at sea; a wide array of entertainment options; full-service spas at sea; and a diverse range of accommodations, including luxury suites in The Haven, studio staterooms designed and priced for solo travelers and everything in between. Oceania Cruises’ award-winning onboard dining, with multiple open seating dining venues, is a central highlight of its cruise experience, complemented by destination-focused itineraries that emphasize immersive, in-depth exploration. On January 7, 2026, Oceania Cruises began exclusively welcoming guests aged 18 and older for all new reservations for future voyages, elevating the onboard ambiance and responding to the preferences of its guests. Regent’s all-inclusive fare includes unlimited shore excursions in every port, a one-night pre-cruise hotel package in Concierge Suites and higher, specialty dining, unlimited premium beverages, including fine wines and spirits, pre-paid gratuities, unlimited Wi-Fi, valet laundry service and other amenities.

Upscale Guest Demographic

Our target demographic consists primarily of seasoned travelers and premium families who appreciate upscale experiences. This customer base has proven to be resilient during economic downturns and delivers strong repeat booking patterns.

Diversified Itinerary Mix Catering to Guest Demographics

We have a wide variety of itineraries to approximately 700 ports around the world. Our brands offer diverse itineraries to global destinations including Europe, Asia, Australia, New Zealand, South America, Africa, Canada, Bermuda, the Caribbean, Alaska and Hawaii. The Company also operates two private destinations: Great Stirrup Cay in The Bahamas and Harvest Caye in Belize. Recent enhancements to Great Stirrup Cay, which include a new pier, an expansive pool area with a splash pad for children, the private adults-only Vibe Shore Club and other amenities, help our voyages further appeal to our target demographics. These amenities will be enhanced in the summer of 2026 with the opening of the Great Tides Waterpark with 19 waterslides, an 800-foot dynamic river and additional experiences.

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

Optimize Our Balance Sheet

In 2025, we continued to take actions to improve our capital structure as part of our long-term financial strategy. We completed several transactions during the year which are described in detail in Note 9 – “Long-Term Debt”.

Disciplined Fleet Expansion

For the Norwegian brand, we have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. The fourth Prima Class Ship will be approximately 154,000 Gross Tons with 3,565 Berths, and the fifth and sixth Prima Class Ships will each be approximately 170,000 Gross Tons with 3,880 Berths. For the Norwegian brand, we also have an order for five additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2037. For the Oceania Cruises brand, we have an order for five Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2037. For the Regent Seven Seas Cruises brand, we have an order for four Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates from 2026 through 2036. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing. The impacts of initiatives to improve environmental sustainability and modifications that the Company plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

We believe these new ships will allow us to continue expanding the reach of our brands, position us for accelerated growth and provide an optimized return on invested capital. For ships with effective orders, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we have obtained export credit financing, which is expected to fund approximately 80% of the contract price of each ship, as well as related financing premiums, subject to certain conditions.

Additionally, the Company executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky beginning in 2026 and Norwegian Sun beginning in 2027, and we are currently negotiating a bareboat charter with a purchase option for Seven Seas Navigator, which is expected to be completed before the end of the first quarter of 2026. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

Our Commitment to Sustainability

We believe long-term value creation depends on managing our environmental and social impacts responsibly. Our global sustainability program, Sail & Sustain, is centered around five pillars: Caring for Nature, Sailing Safely, Empowering People, Strengthening Our Communities and Operating with Integrity and Accountability. NCLH’s Board of Directors is actively engaged in overseeing the Sail & Sustain program, strategy and its implementation through its Technology, Environmental, Safety & Security Committee.

We provide regular updates to our stakeholders on our sustainability efforts and publish additional details in our Sail & Sustain report and related website materials. Climate-related risks, greenhouse gas information and details of our nature and climate action strategy are disclosed in our annual Sail & Sustain report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report), which can be found on our website. For additional information regarding our sustainability initiatives, please visit our website at https://www.nclhltd.com/sustainability.

Highly Experienced Management Team

Our senior management team is comprised of executives with extensive experience in the cruise, travel, leisure, consumer brand and hospitality-related industries. See “Information about our Executive Officers” below for more information on our highly experienced management team.

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

Onboard and Other Revenue

All three brands generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverages, shore excursions, gift shop purchases, spa services, communication services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and communication services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions. Norwegian’s ticket prices typically include meals in certain dining facilities and many onboard activities such as entertainment, pool-side activities and various sports programs. To maximize onboard revenue, all three brands use various cross-marketing and promotional tools which are supported by point-of-sale systems permitting “cashless” transactions for the sale of these products and services. Oceania Cruises’ ticket prices include specialty dining, entertainment, Wi-Fi, laundry, gratuities and certain other amenities. Regent’s ticket prices typically include onboard amenities such as unlimited complimentary shore excursions, beverages including fine wines and liquors, entertainment, specialty dining, Wi-Fi, valet laundry, gratuities and more.

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

Competition

Our primary competition includes operators such as Carnival and Royal Caribbean, as well as other cruise lines such as MSC Cruises, Viking Ocean Cruises and Virgin Voyages. In addition, we compete with land-based vacation alternatives, such as hotels and resorts, vacation ownership properties, casinos, and tourist destinations throughout the world.

Suppliers

Our largest capital expenditures are for ship construction and acquisition. Our largest operating expenditures are for payroll and related (including our contract with a third party who provides certain crew services), fuel, airfare, food and beverage, advertising and marketing and travel advisor services. Most of the supplies that we require are typically available from numerous sources at competitive prices. Our purchases for ship construction expenditures are generally denominated in euros and other purchases are denominated primarily in U.S. dollars. Payment terms granted by suppliers are generally customary terms for the cruise industry.

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

In addition to the insurance coverage on the hull and machinery of our ships, we seek to maintain comprehensive insurance coverage and believe that our current coverage is at appropriate levels to protect against most of the accident-related risks involved in the conduct of our business. The insurance we carry includes:

●	Protection and indemnity insurance (coverage for passenger, crew and third-party liabilities), including insurance against risk of pollution liabilities;
●	War risk insurance, including terrorist risk insurance. The terms of our war risk policies include provisions where underwriters can give seven days’ notice to the insured that the policies will be cancelled in the event of a change of risk, which is typical for policies in the marine industry. Upon any proposed cancellation the insurer shall, before expiry of the seven-day period, submit new terms; and
●	Insurance for our shoreside property, cybersecurity, directors and officers, general liability risks and other insurance coverages.

Our insurance coverage, including those noted above, is subject to certain limitations, exclusions and deductible levels.

Trademarks and Trade Names

Under the Norwegian brand, we own a number of registered trademarks relating to, among other things, the names “NORWEGIAN CRUISE LINE,” “FEEL FREE” and “IT’S DIFFERENT OUT HERE” (the trademark application for this mark has been filed and is pending), the names of our ships (except where trademark applications for these have been filed and are pending), incentive programs and specialty services rendered on our ships and specialty accommodations such as “THE HAVEN BY NORWEGIAN.” We believe that these trademarks are widely recognized throughout North America, Europe and other areas of the world and have considerable value.

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

Regulatory Matters

Registration of Our Ships

Twenty-two of the ships that we currently operate are registered in The Bahamas. One of our ships, Pride of America, is a U.S.-flagged ship. Eleven of our ships are registered in the Marshall Islands. Our ships registered in The Bahamas and the Marshall Islands are inspected at least annually pursuant to Bahamian and Marshall Islands requirements and are subject to international laws and regulations and to various U.S. federal regulatory agencies, including, but not limited to, the U.S. Public Health Service and the U.S. Coast Guard. Our U.S.-registered ship is subject to laws and regulations of the U.S. federal government, including, but not limited to, the Food and Drug Administration (“FDA”), the U.S. Coast Guard and U.S. Department of Labor. The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, depending on the itineraries of our ships and the ports and countries visited.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements.

Ship Maintenance and Logistics

Sophisticated and efficient maintenance and operations systems support the technical capabilities and modern look of our fleet. In addition to routine repairs and maintenance performed on an ongoing basis and in accordance with applicable requirements, each of our ships is generally taken out of service, approximately every 24 to 60 months, for a period of one or more weeks for scheduled maintenance work, repairs and improvements performed in Dry-dock. Dry-dock interval is a statutory requirement controlled under IMO requirements reflected in chapters of the International Convention of the Safety of Life at Seas (“SOLAS”) and, to some extent, the International Load Lines Convention. Under these regulations, it is required that a passenger ship Dry-dock once in five years (depending on age of vessel) or twice in five years (depending on flag state and age of vessel), and the maximum interval between each Dry-dock cannot exceed three years (depending on flag state and age of vessel). However, most of our international ships qualify under a special exemption provided by The Bahamas and/or Marshall Islands (flag state), as applicable, after meeting certain criteria set forth by the ship’s flag state to Dry-dock once every five years. To the extent practical, each ship’s crew, catering and hotel staff remain with the ship during the Dry-dock period and assist in performing repair and maintenance work. Accordingly, Dry-dock work is typically performed during non-peak demand periods to minimize the adverse effect on revenue that results from ships being out of service. Dry-docks are typically scheduled in spring or autumn and depend on shipyard availability. We typically take this opportunity to upgrade the vessels in all areas of both guest-facing services and innovative compliance technology.

Economic Substance Requirements

NCLH and NCLC are exempted companies formed under the laws of Bermuda and some of their subsidiaries have been formed or continued in Bermuda, Guernsey, Isle of Man, British Virgin Islands, St. Lucia or The Bahamas. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out “relevant activities” as specified in such laws are required to demonstrate adequate economic substance in that jurisdiction and meet the economic substance requirements under such laws. In general terms, such economic substance requirements mean that: (i) the entity must be actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity must be performed in the jurisdiction; (iii) there are adequate suitably qualified employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure incurred in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that, in some cases, those activities are “relevant activities” for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot demonstrate compliance with these requirements, we may be liable to pay penalties and fines in the applicable jurisdictions and/or may take the decision to re-domicile such entities to different jurisdictions. We continued to take what we believe were the necessary steps to meet Bermuda’s economic substance requirements during 2025.

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

With regard to air quality requirements, MARPOL Annex VI sets a global limit on fuel sulfur content of 0.5%. Various compliance methods, such as the use of alternative fuels or exhaust gas cleaning systems that reduce an equivalent amount of sulfur oxide (“SOx”) emissions, may be utilized. Annex VI also requires stricter limitations on sulfur emissions within designated Emission Control Areas (“ECAs”), which include the Baltic Sea, the North Sea/English Channel, Mediterranean, North American waters and the U.S. Caribbean Sea. Ships operating in these waters are required to use fuel with a sulfur content of no more than 0.1% or use approved alternative emission reduction methods. ECAs have also been established to limit emissions of oxides of nitrogen (“NOx”) from newly built ships with keel lay dates after January 1, 2016. Under MARPOL Annex VI Regulation 14, the Mediterranean Sea became an ECA with new limits on SOx that took effect on May 1, 2025. The NOx emissions limit for the Canadian Arctic ECA applies to newly built ships that are at the beginning stage of construction on or after January 1, 2025. The NOx emissions limit for the Norwegian Sea ECA will apply to newly built ships for which the building contract will be entered into on or after March 1, 2026, or, in the absence of a ship building contract, with keel lay dates on or after September 1, 2026 or delivery dates on or after March 1, 2030. Additional ECAs may also be established in the future.

Ballast water discharges are governed by the MARPOL Ballast Water Management Convention, which came into force in 2017 (the “Convention”), and which governs the discharge of ballast water from ships. Ballast water, which is seawater held onboard ships and used for stabilization, may contain a variety of marine species. The Convention is designed to regulate the treatment and discharge of ballast water to avoid the transfer of marine species to new, different, or potentially unsuitable environments. All vessels sailing in specific itineraries have also been upgraded with ballast water treatment systems to further prevent the spread of invasive species.

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

For air emissions from seagoing ships, the use of fuel with low sulfur content below 0.1% is required while in E.U. ports. In European waters outside of ports and outside of Emission Control Areas (ECAs), the applicable sulfur limit is 0.5%.

The European Commission has also implemented regulations aimed at reducing greenhouse gas (“GHG”) emissions from maritime shipping through a Monitoring, Reporting and Verification (“MRV”) regulation, which requires ships over 5,000 Gross Tons to monitor and report carbon emissions on all voyages to, from and between E.U. ports as well as ports in the European Economic Area (“EEA”). Since January 1, 2024, the E.U. MRV regulation has required carbon dioxide, methane, and nitrous oxide emissions to be reported.

As part of its Fit for 55 package, the E.U. has adopted several rules aimed at reducing GHG emissions. Two of the mechanisms that are being used to achieve emissions reductions are the Emissions Trading System (“ETS”) and the FuelEU Maritime Initiative. We are experiencing increased costs associated with the Fit for 55 regulations and the full impact will depend in part on future market pricing. In addition, strategies to reduce GHG emissions, as well as ship deployment modifications, could mitigate the impact of these regulations.

●	ETS: The maritime transport sector was approved to be included in the scope of the ETS. Effective January 2024, ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. Covered entities were required to procure and surrender allowances equivalent to 40% of their verified carbon emissions from 2024, with the amount increasing to 70% of carbon emissions from 2025 and 100% of GHG emissions from 2026, with allowances to be surrendered by September in the following year. The costs associated with the purchase of allowances are variable and depend on future market movements, and the number of allowances we will be required to purchase will be influenced by our decarbonization efforts; however, the costs are not expected to have a material impact on net income as a portion will be collected from passengers.

●	FuelEU Maritime Initiative: Adopted in 2023, the FuelEU regulation sets a maximum limit on the annual average GHG intensity of onboard energy usage for ships over 5,000 Gross Tons arriving at, sailing in or departing from ports in the E.U. or EEA, based on 2020 reference levels. The reduction required will become progressively stricter over time starting with a 2% intensity reduction in 2025 to as much as 80% intensity reduction by 2050. Other key components of the regulation include requirements for connecting to onshore power grids in Trans-European Transport Network Core ports by 2030, as well as targets for the use of renewable fuels of non-biological origin. The new rules began to apply on January 1, 2025, and there are financial penalties for non-compliance.

The IMO implemented a variety of measures to support the targets of the initial 2018 GHG strategy. In 2021, the IMO adopted two new requirements, which went into effect in 2023, the Carbon Intensity Indicator (the “CII”) and Energy Efficiency Ship Index (the “EEXI”). The CII is an operational metric designed to measure how efficiently a ship transports goods or passengers by looking at carbon dioxide emissions per nautical mile. Ships are given an annual rating from A to E with a C or better required for compliance. For ships that receive a D rating for three consecutive years, or an E rating for one year, a corrective action plan will need to be developed and approved. Beginning in 2023, ships are now required to reduce carbon intensity by 5% from a 2019 baseline, with 2% incremental improvements each year thereafter until 2030. The enforcement mechanism for CII has not yet been defined, but the IMO plans to address this enforcement gap and make other modifications to the CII in future sessions. The EEXI is a one-time design re-certification requirement that updates energy efficiency requirements for existing ships and regulates carbon dioxide emissions related to installed engine power, transport capacity and ship speed. Ongoing compliance with the EEXI is not expected to have a material impact on our operations.

In 2023, the IMO revised its 2018 GHG strategy with three ambitions: a reduction in carbon intensity of international shipping by at least 40% by 2030, compared to 2008; an uptake of zero or near-zero GHG emission technologies, fuel and/or energy sources to represent at least 5%, striving for 10%, of the energy used by 2030; and, GHG emissions from international shipping to reach net zero by or around 2050. The strategy also set out indicative checkpoints, both relative to 2008, including a reduction of the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, and by at least 70%, striving for 80%, by 2040. The IMO is also developing two measures to support the revised ambitions: a marine fuel standard that regulates the phased reduction of marine fuel GHG intensity and a maritime GHG emissions pricing mechanism, both of which the IMO plans to vote on in October 2026. The impact of these regulations will not be clear until they are finalized.

Compliance with such laws and regulations has resulted in increased costs to our Company and is expected to entail significant expenses for a combination of: ship modifications, purchases of emissions allowances, alternative fuels and higher-cost compliant newbuilds. Compliance has resulted in changes to our operating procedures, including limitations on our ability to operate in certain locations and slowing the speed of our ships, and may render some ships obsolete, which would adversely impact our operations. These issues are, and we believe will continue to be, areas of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future. Some environmental groups continue to lobby for more stringent restrictions of cruise ships and have generated negative publicity about the cruise industry and its environmental impact.

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

In addition to the requirements of the ISPS Code, the U.S. Congress enacted the Maritime Transportation Security Act of 2002 (“MTSA”), which implements a number of security measures at ports in the U.S., including measures that apply to ships registered outside the U.S. while docking at ports in the U.S. The U.S. Coast Guard has published MTSA regulations that require a security plan for every ship entering the territorial waters of the U.S., provide for identification requirements for ships entering such waters and establish various procedures for the identification of crew members on such ships. The Transportation Workers Identification Credential is a U.S. requirement for accessibility into and onto U.S. ports and U.S.-flagged ships.

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and certain jurisdictions require us to establish financial responsibility to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2025, we have in place approximately £72.2 million of security guarantees for our brands, as well as a consumer protection policy covering up to £143.8 million. The Company has provided approximately $1.0 million in cash to secure all the financial security guarantees required.

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

For information regarding risks associated with our compliance with legal and regulatory requirements, see “Item 1A—Risk Factors” in this Annual Report, including the risk factor titled “We are subject to complex laws and regulations, including environmental, health and safety, labor, data privacy and protection and maritime laws and regulations, which could adversely affect our operations and certain recently introduced laws and regulations and future changes in laws and regulations could lead to increased costs and/or decreased revenue.”

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

For the taxable years ended December 31, 2025, 2024 and 2023, NCLC was classified as a disregarded entity for U.S. federal income tax purposes. An entity that is treated as a disregarded entity for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability, as its activities are deemed to be that of its shareholder, NCLH. Therefore, NCLH is required to report NCLC’s items of income, gain, loss and deduction in computing its U.S. federal income tax liability.

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

We believe and have taken the position that substantially all of NCLH’s income, including the income of its ship-owning subsidiaries, is properly categorized as shipping income and that we do not have a material amount of non-qualifying income. It is possible, however, that the IRS’s interpretation of shipping income could differ from ours and that a much larger percentage of our income does not qualify (or will not qualify) as shipping income. Moreover, the exemption for shipping income is only available for years in which we will satisfy complex tests under Section 883. There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause NCLH or its subsidiaries to lose the benefit of the exemption under Section 883. Further, any changes in our operations could significantly increase our exposure to taxation on shipping income, and we can give no assurances on this matter.

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

For 2025, 2024 and 2023, both Regent and Oceania Cruises relied on NCLH’s ability to meet the requirements necessary to qualify for the benefits of Section 883 as discussed above.

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

On December 27, 2023, the Corporate Income Tax Act 2023 (“the Bermuda Act”) was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has released limited guidance with respect to specific provisions of the Bermuda Act, as well as regulatory guidance, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2026 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, NCLH, NCLC and their Bermuda subsidiaries became subject to the Bermuda corporate income tax effective as of January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. NCLH believes it met the necessary requirements to qualify for the international shipping income exclusion during 2025.

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

We have implemented comprehensive crew wellness programs to promote a healthy work-life balance for our team members. These initiatives are designed to support our crew in maintaining their well-being, ensuring they remain engaged and motivated. By prioritizing crew wellness, we empower our staff to consistently deliver exceptional customer service, reflecting our ongoing commitment to both our employees and our customers.

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

Our captains and chief engineers are experienced seafarers. Our bridge and technical officers regularly undergo operations training such as leadership, navigation, stability, statutory and environmental regulatory compliance. To support our deck and engine officers while at sea, we have bridge and engine protocols and support documentation in place, dictating specific standard operating procedures. Our bridge teams conduct a voyage planning process prior to sailing, where the upcoming itinerary is reviewed and discussed by the captain and bridge team prior to departure and in preparation for arrival. In addition, all of our ships employ state-of-the-art navigational equipment and technology to provide our bridge teams with accurate data regarding the planned itinerary.

Team Members

As of December 31, 2025, we employed approximately 5,300 full-time employees worldwide in our shoreside operations and approximately 39,200 shipboard employees. Regent’s and Oceania Cruises’ ships use a third party to provide additional hotel and restaurant staffing onboard. We refer you to “Item 1A—Risk Factors—Our failure or inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues may materially adversely affect our business, financial condition and results of operations” for more information regarding our relationships with union employees and our collective bargaining agreements that are currently in place.

Compensation and Benefits

Critical to our success is identifying, recruiting and retaining top talent and incentivizing existing and future team members. We attract and retain talented team members by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy for our shoreside team is based on rewarding each team member’s individual contributions. We use a combination of fixed and variable pay components, including base salary, bonus, equity, commissions and merit increases. We maintain a long-term incentive plan for our manager-level team members and above that allows us to provide share-based compensation to enhance our pay-for-performance culture and to support our attraction, retention and motivational goals. We have established an $18 per hour minimum wage for our non-commission U.S.-based shoreside employees. We also issued an appreciation bonus of up to 10 days of pay to non-management employees not eligible under other bonus or incentive programs. The Company also consistently reviews salary levels in order to remain competitive in recruiting and retaining talent for shoreside and shipboard employees. We believe our compensation programs for our shipboard team are competitive and for the majority of this team, and these compensation programs have been negotiated with various unions and documented in collective bargaining agreements.

The success of our Company is connected to the well-being of our team members, such that we offer a competitive benefits package including physical, financial and emotional well-being benefits. We offer our full-time U.S. shoreside team members a choice of Company-subsidized medical and dental programs to meet their needs and those of their families. In addition, we offer health savings and flexible spending accounts, vision cover, paid time off, employee assistance programs, short term disability and voluntary long-term disability insurance, term life and business travel insurance. We offer a 401(k) retirement savings plan and education assistance benefits. In 2025, following feedback from employees, we announced a further increase to our 401(k) company match for 2026. Our benefits vary by location and are designed to meet or exceed local requirements and to be competitive in the marketplace. As we strive to be an employer of choice, the Company continues with a 4/1 flexible work model for shoreside team members globally. The flexible model allows most employees to work in-office Monday through Thursday and remotely on Friday.

We proudly offer Family Care Benefits to our eligible shoreside employees that includes paid leave at 100% of an employee’s salary for maternity, paternity, and adoption leaves. Family planning assistance for fertility and surrogacy services and adoption support are also offered. As part of NCLH’s Family Care Benefits, a maternity return to work transition program is available to provide a smooth transition to the office following the medical leave. We also offer free women’s menopause support benefit to our team members. In addition, we provide an onsite clinic at our corporate headquarters to make healthcare more accessible and convenient for our team members, offering a range of services from physical exams, immunizations, basic diagnostic testing, and low-cost prescription medication. Onsite mobile clinics providing preventative screenings, such as mammography, dermatology, dental, and vision care, are offered at our corporate headquarters throughout the year. The Company continues to offer a robust team member Norwegian cruise benefit to our full time shoreside team members which offers 95% off one cruise per year, along with substantial discounts for additional cruises. Our cruise benefit programs were further enhanced for team member’s friends and family across our brands.

We continue to offer the NCLH Wellness at Sea program to all shipboard team members, creating a wellness-conscious work environment on the vessels. We are committed to providing crew members with guidelines, resources, and activities for educational purposes and to guide them to achieve optimal wellness. Topics in this initiative include, for example, nutrition, physical activity, sleep and stress management and alcohol and tobacco awareness.

Training and Development

The opportunity to grow and develop skills and experience, regardless of job role, division or geographic location, is critical to the success of the Company as a global organization. We actively foster a culture of learning and offer a variety of developmental courses for our team members. We provide a mentorship program in which even our most senior leaders actively participate. Succession planning is part of our culture. We have a year-round focus on providing team members with opportunities to develop their leadership skills and add to our bench of talent through various training initiatives. Succession planning and talent review programs allow us to continuously calibrate and evaluate high potential talent, offering talent rotations and investing in development for long-term success.

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

As part of our learning and development programs, all shoreside team members are offered access to premiere online learning for a wide range of personal development courses at their own pace. In 2025, we launched our People Manager Learning Voyage for our shoreside managers and senior managers to equip people managers with the skills, tools, and mindset to lead high-performing teams and foster a culture of excellence.

Shipboard team members have the opportunity to learn the skills and responsibilities of another position in a different department, either to increase their effectiveness in the Company, or to give them the opportunity to shift their career path.

Retention and Engagement

We have a history of strong retention rates across our shoreside and shipboard teams, which we attribute to our culture that allows our team members to thrive and achieve their career goals. Consistent with recent years, the Company continues to experience a high shoreside voluntary retention rate.

In 2025, we offered two team member-only sailings during Norwegian Aqua’s inaugural season to provide team members the opportunity to sail and experience our product offerings. In December 2025, with limited capacity, a similar opportunity was held aboard Oceania Cruises’ Allura.

Exceptional team members continue to be recognized by a robust annual Award of Excellence recognition program, which acknowledges and rewards individual team members and teams for their demonstration of Company values. The 2025 Award of Excellence winners were celebrated by the NCLH President & CEO and senior leadership team onboard Oceania Allura. We have also continued the Kloster Visionary Award, which honors the Company’s founder, Knut

Kloster, by recognizing a shipboard or shoreside team member, in addition to an honorary team, whose spirit of innovation follows in the footsteps of this visionary. Through the shipboard service delivery recognition programs across all brands, shipboard supervisors and management recognize select shipboard team members that have proven to be outstanding in selected categories. These award programs are designed to provide recognition and promote total guest satisfaction by encouraging and rewarding team members for demonstrating excellence in service, teamwork, attitude, and leadership.

Island Destinations and Port Facilities

We strive to provide our guests with destination experiences to meet every taste – from “Sun and Fun” to those that are more culturally unique to a particular port. As such, we continue to invest in our private islands, as well as other ports around the world. Our Bahamas private island, Great Stirrup Cay, is currently undergoing construction, having recently completed one side of a two-berth pier, as well as a resort style pool and the Vibe Shore Club. We expect that the Great Tides Waterpark and the pier’s second berth will be completed in summer 2026. We also operate Harvest Caye, our private destination in Belize, which offers kayaking, snorkeling, zip-lining, and excursions to nearby Mayan ruins.

We also collaborate with local, private, and government entities to secure long-term port usage agreements. We have recently signed an extension with PortMiami, which secures our space until 2063, as well as an arrangement which brings cruising back to Philadelphia beginning in April 2026.

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

Information about our Executive Officers

The following table sets forth certain information regarding NCLH’s executive officers as of February 17, 2026.

Name	Age	Position
John W. Chidsey	63	Director, President and Chief Executive Officer
Mark A. Kempa	54	Executive Vice President and Chief Financial Officer
Marc Kazlauskas	55	President, Norwegian brand
Jason M. Montague	52	Chief Luxury Officer, Oceania Cruises and Regent brands
Patrik Dahlgren	49	Executive Vice President, Chief Vessel Operations and Newbuild Officer
Daniel S. Farkas	57	Executive Vice President, General Counsel, Chief Development Officer and Secretary
Faye L. Ashby	54	Senior Vice President and Chief Accounting Officer

All the executive officers listed above hold their offices at the pleasure of our Board of Directors, subject to rights under any applicable employment agreements. There are no family relationships between or among any directors and executive officers.

John W. Chidsey has served as President and Chief Executive Officer since February 2026 and has been a director of the Company since February 2025, having previously served as a director from April 2013 to January 2022. Mr. Chidsey previously served as CEO of Subway Restaurants from November 2019 – December 2024. Prior to Subway, Mr. Chidsey held the following roles at Burger King Holdings, Inc.: Chief Executive Officer from April 2006 – October 2010, President and Chief Financial Officer from September 2005 – April 2006, President, North America from June 2004 – September 2005 and Executive Vice President, Chief Administrative and Financial Officer from March 2004 – June 2004. From 1996 – 2003, Mr. Chidsey held key leadership positions at Cendant Corporation, where he served as Chairman and CEO of two major divisions. He led the Vehicle Services Division, overseeing brands such as Avis Rent A Car, Budget Rent A Car Systems, PHH, and Wright Express, as well as the Financial Services Division, which included Jackson Hewitt. Earlier in his career, Mr. Chidsey held various senior financial leadership roles at PepsiCo beginning in 1992. Mr. Chidsey has served on the board of HCA Healthcare, Inc. (NYSE: HCA) since July 2025 and previously served on the boards of Encompass Health Corporation (NYSE: EHC), Burger King Holdings (as Chairman), and Brinker International (NYSE: EAT). Mr. Chidsey holds an MBA in Finance and Accounting and a J.D. from Emory University, as well as a B.A. from Davidson College.

Mark A. Kempa has served as Executive Vice President and Chief Financial Officer since August 2018. Prior to that, he served as Interim Chief Financial Officer from March 2018 to August 2018 and as NCLH’s Senior Vice President, Finance, from November 2014 to August 2018. From September 2008 to November 2014, he served as Vice President, Corporate and Capital Planning and was an instrumental figure in the completion of NCLH’s initial public offering in 2013 and the acquisition of PCI in 2014. From January 2007 to August 2008, he served as Director, Corporate and Capital Planning. From January 2003 to December 2006, he served as Director, Newbuild Cost and Control. In this role, he spent almost three years representing the financial interests of the Company’s expansive newbuild program while positioned overseas in Germany. From May 1998 to December 2002, he served in various roles in accounting and internal audit. Prior to joining the Company, Mr. Kempa served as the Assistant Controller for International Voyager Media, a travel portfolio company. Mr. Kempa holds a Bachelor’s degree in Accounting from Barry University.

Marc Kazlauskas has been the President of Norwegian Cruise Line since January 2026. He has over 30 years of leadership in the premium and luxury sectors of the travel and tourism industry. From August 2025 through December 2025, he served as Chief Executive Officer of Avoya Travel, a vacation platform company, as well as on the Board Directors of Avoya MIP LLC during that time. Prior to his role with Avoya Travel, he was Managing Director at Chase Travel Group, a JPMorgan Chase & Co. company from May 2022 through August 2025; President of FROSCH, a global travel management company, from May 2022 to August 2025 and President, U.S. Branch Operations & Leisure Division of FROSCH from January 2014 to May 2022. He oversaw the sale of FROSCH to JPMorgan Chase & Co. in 2022. Prior to that, he served as President of Insight Vacations, a guided tour company, from April 2002 to January 2014. Prior to that, he was Managing Director of Worldwide Sales at Tauck World Discovery, an operator of guided tours and cruises, from September 1998 to April 2002. Prior to that, he was the Vice President of Sales at Orient Cruise Line, a former division of Norwegian Cruise Line, from May 1997 to September 1998.

Jason M. Montague has served as the Chief Luxury Officer of NCLH, overseeing the Oceania Cruises and Regent brands, since February 17, 2025. He was a Special Advisor to the Company from January 2023 until February 2025. He previously served as President and Chief Executive Officer of the Regent brand from September 2016 through December 2022. In this role, he was responsible for financial and day-to-day operations of the Regent brand. Previously, he served as President and Chief Operating Officer for the Oceania Cruises and Regent brands from December 2014 until September 2016, where he successfully oversaw the launch of Sirena for the Oceania Cruises brand and the Seven Seas Explorer for the Regent brand. Prior to that, he served as Executive Vice President and Chief Integration Officer for NCLH during the acquisition of PCI. Before the acquisition by NCLH, he served as Chief Financial Officer and Executive Vice President for PCI, from September 2010 until November 2014. During his 12-year tenure at PCI, Mr. Montague helped build the business plan for the launch of Oceania Cruises in 2002, including oversight for the purchase of its initial three R-class vessels, was involved with the equity investment by Apollo Global Management, LLC and acquisition of Regent Seven Seas Cruises, and drove financing and the delivery of Oceania Cruises’ newbuilds, Marina and Riviera. Mr. Montague served as Oceania Cruises’ Vice President and Treasurer from 2004 to 2007 and Senior Vice President of Finance from 2008 to 2010. Prior to joining Oceania Cruises, Mr. Montague operated a successful consulting practice focused on strategic planning and development of small to medium-sized companies. Previously, he held the position of Vice President, Finance for Alton Entertainment Corporation, a brand equity marketer that was majority owned by the Interpublic Group of Companies. Mr. Montague holds a B.B.A. in Accounting from the University of Miami.

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

Daniel S. Farkas has served as Executive Vice President and General Counsel of NCLH since January 2019 and became Chief Development Officer of NCLH in April 2023. He has served as Secretary for the Company since March 2024 and as Assistant Secretary of the Company from 2013 until March 2024. Since Mr. Farkas joined the Company in

January 2004, he has held the positions of Secretary from 2010 to 2013, Senior Vice President and General Counsel from 2008 through 2018, Vice President and Assistant General Counsel from 2005 to 2008, and Assistant General Counsel from 2004 to 2005 and was instrumental in NCLH’s initial public offering and the acquisition of PCI. Mr. Farkas was formerly a partner in the Miami offices of the law firm Mase and Gassenheimer specializing in maritime litigation. Before that, he was an Assistant State Attorney for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Mr. Farkas currently serves as Chairman of the board of directors of the Cruise Industry Charitable Foundation and on the board of directors of the Steamship Mutual Underwriting Association Limited. Mr. Farkas earned a B.A., cum laude, in English and American Literature from Brandeis University and a J.D. from the University of Miami.

Faye L. Ashby has served as Senior Vice President and Chief Accounting Officer of NCLH since February 2016. She joined NCLH as Controller in November 2014 after the acquisition of PCI and served in that position until February 2016. From January 2012 to November 2014, Ms. Ashby served as Controller for PCI, where she managed and developed the Accounting and External Financial Reporting teams. From March 2010 to December 2011, Ms. Ashby held the position of Senior Director of Financial Reporting with PCI, where she started the Financial Reporting Department and was responsible for the preparation of annual financial statements, coordination of external audits and researching technical accounting issues. Before joining PCI, Ms. Ashby was a Senior Manager at the international public accounting firm, Deloitte. She has an M.B.A. and B.B.A. with concentrations in accounting from the University of Miami and is a Certified Public Accountant in Florida.

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

Debt/Liquidity Related Risk Factors

If our results of operations and financial performance do not perform as planned, we may not be in compliance with maintenance covenants in certain of our debt facilities.

Certain of our debt facilities include maintenance and financial covenants. For example, under the Seventh ARCA, we are required to maintain a loan to value ratio of less than 0.70 to 1.00. Financial covenants include free liquidity of no less than $250,000,000 at all times, an EBITDA to consolidated debt service ratio of at least 1.25 to 1.00 at the end of each fiscal quarter unless free liquidity is greater than or equal to $300,000,000 at that time and a total net funded debt to total capitalization ratio. If we expect not to be in compliance, we would expect to seek waivers from the lenders under these facilities or renegotiate these facilities prior to any covenant violation.

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

If we were not able to obtain a covenant waiver under any one or more of these debt facilities or renegotiate or repay such facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements and an acceleration of the indebtedness under such debt facilities. As a consequence, we would need to refinance or repay the applicable debt facility or facilities and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities, and there can be no assurance that we would be successful in doing so. In addition, in such events, our credit card processors could hold back payments to create a reserve. We cannot provide assurances that we would have sufficient liquidity to repay, or the ability to refinance, our debt and derivative contract payables if such amounts were accelerated upon an event of default. If we were unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness, which includes a significant portion of our assets, including our ships. Any such action would have an adverse impact on our business, financial condition and results of operations. As a result, the failure to obtain the covenant waivers or renegotiate or repay our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

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

If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. We may not have sufficient available collateral to pledge to support additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or respond to competitive pressures, which could negatively affect our business. Our credit ratings, which have been downgraded in the past, could be downgraded again in the future, which could have an impact on the availability and/or cost of financing. In addition, we may conclude that there is a substantial doubt about our ability to operate as a going concern, which could have additional effects on our credit ratings and the availability and/or cost of financing. There can be no assurance that our ability to access the credit and/or capital markets will not be adversely affected by changes in the financial markets and the global economy. If we are not able to fulfill our liquidity needs through operating cash flows and/or borrowings under credit facilities or otherwise in the capital markets, our business and financial condition could be adversely affected, and it may be necessary for us to reorganize our Company in its entirety, including through bankruptcy proceedings, and our shareholders may lose their investment in our ordinary shares.

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

We evaluate trade names and goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. Several factors including a challenging operating environment impacting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of the cash flows used in the impairment analyses may result in the recording of an impairment charge to a reporting unit’s trade name or goodwill. For example, we recognized significant impairment losses during 2020 related to a pandemic. We believe that we have made reasonable estimates and judgments. However, a change in our estimated future operating cash flows may result in a decline in fair value in future periods, which may result in a need to recognize additional impairment charges.

Operational Related Risk Factors

Unavailability of ports of call may materially adversely affect our business, financial condition and results of operations.

We believe that attractive port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, health, safety, and environmental concerns, existing capacity constraints, security, adverse weather conditions and natural disasters, financial limitations on port development, political instability, armed conflicts, exclusivity arrangements that ports may have with our competitors, governmental regulations, including sanctions and fees, and local community concerns about port development and tourism. For example, currently and in the past, regulatory changes, global pandemics, armed conflicts and damages to ports from hurricanes have prohibited our cruise voyages from visiting certain regions. Certain ports have also significantly increased fees related to cruise visits, affecting the profitability of visiting those destinations. There can be no assurance that our ports of call will not be similarly affected in the future. Due to environmental and over-crowding concerns, some local governments have begun to take measures to limit the number of cruise ships and passengers allowed at certain destinations. Limitations on the availability of ports of call or on the availability of shore excursions and other service providers at such ports have adversely affected our business, financial condition and results of operations in the past and could do so in the future.

We rely on scheduled commercial airline services for passenger and crew connections. Increases in the price of, or major changes, significant delays and disruptions, or reductions in, commercial airline services has, and could in the future, disrupt our operations.

Many of our passengers and crew depend on scheduled commercial airline services to transport them to ports of embarkation for our cruises. Increases in the price of airfare due to increases in fuel prices, fuel surcharges, changes in commercial airline services as a result of health and safety events, strikes, airspace congestion or air traffic control and other airline- or airport-related staffing shortages, weather or other events, or the lack of availability due to schedule changes or increased airline bookings, have and could adversely affect our ability to transport guests and crew and thereby increase our cruise operating expenses which, in turn, have had and could have an adverse effect on our financial condition and results of operations. For example, many commercial airlines reduced services, experienced staffing shortages and suffered other disruptions due to a pandemic and other macroeconomic conditions. Pandemic-related regulations also prevented us from using commercial airline services to transport our crew members to and from our ships, which resulted in increased costs to our Company.

Global events and conditions, including terrorist acts, geopolitical conflict, armed conflicts, acts of piracy, and other international events impacting the security of travel or the global economy, or threats thereof, could adversely affect our business.

Global events and conditions, including the threat or possibility of future terrorist acts, geopolitical conflict, outbreaks of hostilities or armed conflict, political unrest and instability, government shutdowns, the issuance of government travel advisories or elevated threat warnings, increases in the activity of pirates, and other geo-political uncertainties, or the possibility or fear of such events, have had in the past and may again in the future have an adverse impact on our business. Any of these events or conditions may adversely affect demand for, and pricing of, our cruises. Such events or conditions may also have downstream effects on the global economic environment, including increased fuel and commodity pricing, supply chain shortages, labor shortages, volatility in the global capital markets, contraction of the global economy leading to decreased consumer discretionary spending, and other effects impossible to predict at this time.

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

Additionally, we have been, and may continue to be, impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, voluntary changes to our itineraries in light of geopolitical events, government policies increasing the difficulty of travel and limitations on issuing international travel visas.

Public health crises have had, and may in the future have, a significant impact on our financial condition, results, operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, demand for voyages and share price.

Public health crises have in the past, and could have in the future, significant negative impacts on all aspects of our business. We have been, and may in the future be, subject to heightened governmental regulations, travel advisories, travel bans and restrictions that have and could significantly impact our global guest sourcing and our access to various ports of call around the globe. We have had instances of disease outbreaks on our ships, and there is no guarantee that the health and safety protocols we implement will be successful in preventing the spread of infectious disease onboard our ships and among our passengers and crew. We have been and may in the future be the subject of lawsuits and investigations stemming from outbreaks of infectious disease. We cannot predict the number or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material.

Epidemics, pandemics and viral outbreaks or other wide-ranging public health crises in the future would likely also adversely affect our business, financial condition and results of operations. For example, in March 2020, we implemented a voluntary suspension of all cruise voyages across our three brands due to the COVID-19 pandemic. This caused significant costs and lost revenue as a result of, among other things, the suspension of cruise voyages, implementation of additional health and safety measures, increased concern related to illness when traveling to, from, and on our ships, reduced demand for cruise vacations, guest compensation, itinerary modifications, redeployments and cancellations, travel restrictions and advisories, the unavailability of ports and/or destinations and protected commissions. We were also negatively impacted by adverse impacts to our travel agencies and suppliers due to COVID-19, and we may experience similar impacts in the event of a future pandemic or other public health crises.

Adverse incidents involving cruise ships may adversely affect our business, financial condition and results of operations.

The operation of cruise ships carries an inherent risk of loss caused by adverse weather conditions and maritime disasters, including, but not limited to, oil spills and other environmental mishaps, extreme weather conditions, fires, mechanical failures, collisions, human error, war, terrorism, piracy, political action, civil unrest and insurrections in various countries and other circumstances or events. Any such event may result in loss of life or property, loss of revenue or increased costs and the frequency and severity of natural disasters may increase due to climate change. The operation of cruise ships also involves the risk of other incidents at sea, while in port or during shore excursions operated and/or offered by us and third parties, including missing guests, inappropriate crew or passenger behavior and onboard crimes, which may bring into question passenger safety, may adversely affect future industry performance and may lead to litigation against us. We have experienced accidents and other incidents involving our cruise ships in the past and there can be no assurance that similar events will not occur in the future. It is possible that we could be forced to cancel cruises due to these factors or incur increased port-related and other costs resulting from such adverse events. Any such event involving our cruise ships or other passenger cruise ships may adversely affect guests’ perceptions of safety or result in increased governmental or other regulatory oversight. An adverse judgment or settlement in respect of any of the ongoing claims against us may also lead to negative publicity about us. The expanded use of social media has increased the speed that negative publicity spreads and makes it more difficult to mitigate reputational damage.

Geopolitical conflicts, including ongoing conflicts, may affect itineraries, destination access, fuel availability and costs, and consumer demand, and may heighten cyber and operational risks. Anything that damages our reputation (whether or not justified), could also have an adverse impact on demand, which could adversely affect our business, financial condition and results of operations. If there is a significant accident, mechanical failure or similar problem involving a ship, we may have to place a ship in an extended Dry-dock period for repairs. This could result in material lost revenue and/or increased expenditures.

Our business depends on maintaining and strengthening our brand to attract new customers and maintain ongoing demand for our offerings, and a significant reduction in such demand could harm our results of operations.

Our name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our ability to execute our marketing and growth strategy depends on many factors, including the perceived quality of our services, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality customer experiences despite any impacts from our cost management and capital allocation strategies.

We have used, and expect to continue to use, corporate partnerships, brand ambassadors and traditional, digital and social media to promote our business. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Ineffective marketing and promotional activities, negative publicity, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, actions taken by individuals that we partner with, such as brand ambassadors, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image, whether through our social media platforms or their own, could also harm our brand reputation and materially impact our business. Future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business could be harmed.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology, including the adoption and use of artificial intelligence (“AI”). These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. In the past, we have not always achieved the anticipated benefits from the implementation of new systems or technologies, and we may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies or reservation systems, in the future and a failure to do so could result in higher than anticipated costs or could impair our operating results.

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

The demand for cruises is affected by international, national, local and other macroeconomic conditions. Adverse changes in the perceived or actual economic climate in North America or globally, such as the volatility of fuel prices, elevated interest rates, which have risen significantly in recent years and may remain at elevated levels or fluctuate, stock and real estate market declines and/or volatility, more restrictive credit markets, higher unemployment or underemployment rates, inflation, which has moderated from recent historical highs but may persist or re-accelerate, higher taxes, changes in governmental policies and political developments impacting international trade, trade disputes, increased tariffs or customers’ willingness to travel with us, could reduce the level of discretionary income or consumer confidence in the countries from which we source our guests. Economic conditions remain uncertain, and the potential for an economic slowdown or recession could materially reduce consumer discretionary spending, including spending on cruise vacations. Even absent a recession, sustained elevated interest rates and lingering effects of prior inflationary periods may continue to constrain consumer spending patterns. Consequently, this may negatively affect demand for cruise vacations. Decreases in demand for cruise vacations could result in price discounting or lower Occupancy

Percentages, which, in turn, could reduce the profitability of our business. In addition, these conditions could also impact our suppliers, which could result in disruptions in our suppliers’ services and financial losses for us. Our revenues are also sensitive to the activities of other cruise lines in many areas including pricing, itineraries, capacity and promotions, which can have a material adverse impact not only on our revenues, but also on overall industry revenues.

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

As part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including sensitive information. The security of the systems and networks where we and our service providers store this data is a critical element of our business. We experience cybersecurity threats and incidents of varying degrees on our systems and networks and, as a result, unauthorized parties have obtained in the past, and may in the future, obtain access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have in the past experienced and may in the future experience such attacks. Cybersecurity threats can include computer viruses, malware, worms, hackers and other malicious software programs or other attacks, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks. Threat actors are increasingly leveraging AI to enhance the sophistication, speed, and effectiveness of cyberattacks. The proliferation of AI tools may lower barriers for threat actors and increase the frequency and severity of attacks we face, and our security measures may not keep pace with these evolving capabilities. There can be no assurance that a breach or incident will not have a material impact on our operations and financial results in the future. In addition, we may not be in a position to promptly address security breaches, unauthorized access or other cybersecurity incidents or to implement adequate preventative measures if we are unable to immediately detect such incidents. Our failure to successfully prevent, mitigate or timely respond to such incidents could impair our ability to conduct business and damage our reputation.

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

Fuel expense is a significant cost for our Company. Increases in fuel costs are expected as regulatory requirements take effect and alternative fuel demand outpaces infrastructure deployment, and our strategies may not fully offset these pressures.

We are required to use alternate fuel sources as regulations aimed at reducing carbon intensity have been introduced, and we may choose to use alternative fuels in order to achieve any emissions reduction targets we have and may in the future adopt. For example, the E.U. included the maritime shipping sector in the scope of its Emissions Trading System, which regulates GHG emissions through a “cap and trade” principle, since January 2024. In addition, as of January 1, 2025, the FuelEU Maritime regulation is designed to promote the use of renewable, low-carbon fuels and clean energy technologies for ships, and mandates ships calling at E.U. ports gradually reduce the GHG intensity of their fuel usage. Under the FuelEU Maritime regulation, ships that have a higher GHG intensity than the requirement must pay a penalty that is progressively increased if the ship has a compliance deficit for two or more consecutive reporting periods. We could also experience increases in other cruise operating costs due to market forces, global inflationary pressures and economic or political instability resulting from increases or volatility in fuel expense. Our hedging program may not be successful in mitigating higher fuel costs, and any price protection provided may be limited due to market conditions, including choice of hedging instruments, breakdown of correlation between hedging instrument and market price of fuel and failure of hedge counterparties. To the extent that we use hedge contracts that have the potential to create an obligation to pay upon settlement if fuel prices decline significantly, such hedge contracts may limit our ability to benefit fully from lower fuel costs in the future. Additionally, deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

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

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair and maintenance of our ships. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of global events including armed or geopolitical conflicts and pandemics, a lack of viable Dry-dock facilities, modifications to our newbuilds, including potential initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

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

We must continue to recruit, retain and motivate management and other employees to maintain our current business and support our projected growth. We need to hire and train a considerable number of qualified crew members to staff the ships that will be joining our fleet in the coming years. This may require significant efforts on the part of our management team, and our failure or inability to hire a sufficient number of qualified crew members would adversely affect our business. Currently, we are a party to collective bargaining agreements with certain crew members. Any future amendments to such collective bargaining agreements or inability to satisfactorily renegotiate such agreements may increase our labor costs and have a negative impact on our financial condition. In addition, although our collective bargaining agreements have a no-strike provision, they may not prevent a disruption in work on our ships in the future. Any such disruptions in work could have a material adverse effect on our financial results.

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

Shareholder activism could adversely affect our business, financial condition, results of operations and NCLH’s share price.

Actions by activist NCLH shareholders that target our company and our business may not align with our business strategies or the best interests of all of NCLH’s shareholders. Responding to activist shareholders can be costly and time-consuming, diverting the attention of our Board of Directors and management from the pursuit of our business strategies. We have incurred, and may in the future incur, significant expenses related to such matters, including legal, financial, advisory and proxy solicitation costs. Shareholder activism could also give rise to perceived uncertainties as to our future direction, make it more difficult to attract and retain qualified personnel, and cause NCLH’s share price to fluctuate based on speculative market perceptions that do not reflect our underlying business fundamentals, which could adversely affect our business, financial condition, results of operations and NCLH’s share price.

Impacts related to climate change may adversely affect our business, financial condition and results of operations.

There has been an increased focus on GHG and other emissions from global regulators, consumers and other stakeholders. Regulations addressing climate change that have already been adopted or are being considered, as described under “Risks Related to the Regulatory Environment in Which We Operate,” may have significant adverse impacts to our profitability and operations. In addition, concern about climate change may cause consumers to avoid certain kinds of travel including cruise and air travel, which could impact our ability to source guests. Increasing concerns about GHG emissions may attract scrutiny from investors and may make it more difficult and/or costly for us to raise capital. Our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. We expect to make significant investments in technology, equipment and alternative fuels in order to comply with climate-related regulations and achieve any climate-related targets we may set, and our profitability and operations may be adversely impacted by such investments. These investments may have costs beyond our expectations and may not ultimately benefit us as expected. The actions we take to meet our emissions reduction goals and requirements have in the past and may again result in delays to our shipbuilding program. Our ability to achieve our sustainability commitments and goals will depend on a number of variable factors, some of which are outside of our control. We may fall short of any sustainability goals we set, including those disclosed publicly, which may result in negative impacts to our reputation, financial condition and results of operations. Conversely, backlash against our sustainability initiatives and commitments may harm our reputation among other stakeholders and expose us to related liabilities.

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

As a result of any ship-related or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties, including us and/or our brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

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

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most significantly, a portion of our revenue and expenses are denominated in foreign currencies, particularly British pounds, Canadian dollars, euros and Australian dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. The strengthening of the U.S. dollar against our other major currencies may adversely affect our U.S. dollar financial results and will reduce the U.S. dollar amount received upon conversion of these currencies into U.S. dollars.

We currently have certain ship construction contracts and newbuild-related debt denominated in euros. We are exposed to fluctuations in the euro exchange rate for the portions of the ship construction contracts and euro-denominated debt that have not been hedged with foreign currency derivatives. A weakening of the U.S. dollar against the euro would have a negative impact on our financial performance to the extent that these contracts have not been hedged. Additionally, if a shipyard is unable to perform under the related ship construction contract, any associated foreign currency hedges that were entered into to manage the currency risk would need to be terminated.

Our expansion into new markets and investments in new markets, businesses and land-based destination projects may not be successful.

We believe there remains significant opportunity to expand our passenger sourcing into major markets in the future, such as Europe and Australia, as well as into emerging markets and to expand our itineraries in new markets. Expansion into new markets requires significant levels of investment and attention from management. There can be no assurance that these markets will develop as anticipated or that we will have success in these markets, and if we do not, we may be unable to recover our investment spent to expand our business into these markets and may forgo opportunities in more lucrative markets, which could adversely impact our business, financial condition and results of operations. From time to time, we pursue acquisitions and may pursue acquisitions in the future, which are subject to, among other factors, our ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, we cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisitions. We have also made, and plan to continue to make, investments in land-based projects including port facilities and destination projects that are susceptible to impacts from, among other things, weather events, regulatory restrictions, labor risks, shortages of goods and materials and resistance from local populations. Any such impacts to our land-based projects could adversely impact our business, financial condition and results of operations.

Overcapacity in key markets or globally could adversely affect our operating results.

We continue to expand our fleet through our newbuild program and expect to add additional ships to our fleet. Our competitors have also announced similar expansions to their fleets. These increases in capacity in the cruise industry globally and potential overcapacity in certain key markets may cause us to lower pricing, which would reduce profitability and adversely affect our results of operations. Additionally, older ships in our fleet may not be as competitive as new ships enter the market, and we may not be able to effectively sell or charter such older ships at optimal prices.

Our use of AI technologies may present business, compliance, and reputational risks.

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

We operate in a highly competitive vacation market, which could adversely affect our results.

We compete in a broad and highly competitive vacation market in which cruising is one of many leisure options available to consumers. We face competition not only from other cruise lines, but also from a wide range of alternative vacation offerings, including hotels, resorts, short-term lodging providers, theme parks and packaged travel experiences. Competition within the cruise industry is driven by factors such as pricing, itinerary and destination offerings, ship features, service levels, marketing and travel advisor relationships. Competitive actions, including changes in pricing, capacity, deployment and promotional activity, may adversely affect our revenues, margins and operating results.

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

The U.S. and various state and foreign government and regulatory agencies have enacted or are considering new environmental regulations and policies aimed at restricting or taxing emissions, including those of greenhouse gases, requiring the use of low-sulfur fuels, requiring the use of shore power while in port, increasing fuel efficiency requirements, reducing the threat of invasive species in ballast water, and improving sewage and greywater-handling capabilities. For example, the maritime shipping sector has been included in the E.U.’s Emissions Trading System since the beginning of 2024. Under the directive ships over 5,000 Gross Tons that transport passengers or cargo to or from E.U. member state or EEA ports are required to purchase and surrender emissions allowances equivalent to emissions for all or a half of a covered voyage, depending on whether the voyage was between two E.U. or EEA ports or an E.U. or EEA and a non-E.U. or EEA port. The requirements are being phased in from 2024 to 2026. Beginning in 2024, covered entities were required to procure and surrender allowances equivalent to 40% of their carbon emissions, with the amount increasing to 70% of carbon emissions in 2025 and 100% of GHG emissions in 2026. The IMO has also implemented and considered additional requirements for the shipping industry that promote the reduction of GHG emissions.

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

Additionally, currently and in the past, states have implemented taxes and fees that impact the cruise industry. It is possible that other states, countries or ports of call that our ships regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically applicable to the cruise industry and its employees and/or guests, which could increase our operating costs and/or could decrease the demand for cruises.

Changes in tax laws, or challenges to our tax positions, could adversely affect our results of operations and financial condition.

We believe and have taken the position that substantially all of our income that is considered to be derived from the international operation of ships, as well as certain income that is considered to be incidental to such income (“shipping income”), is exempt from U.S. federal income taxes under Section 883, based upon certain assumptions as to shareholdings and other information as more fully described in “Item 1—Business—Taxation.”

The provisions of Section 883 are subject to change at any time, possibly with retroactive effect. Moreover, the exemption for shipping income is only available for years in which NCLH will satisfy complex stock ownership tests or the publicly-traded test under Section 883 as described in “Item 1—Business—Taxation—Exemption of International Shipping Income under Section 883 of the Code.” There are factual circumstances beyond our control, including changes in the direct and indirect owners of NCLH’s ordinary shares, which could cause us or our subsidiaries to lose the benefit of this tax exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.

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

The various tax regimes to which we have historically been subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. For example, the OECD and numerous jurisdictions have had an increased focus on issues concerning the taxation of multinational businesses and have adopted several related reforms, including the implementation of a global minimum tax rate of at least 15% for large multinational businesses that was effective January 1, 2024 or later, which could have a material adverse effect on our aggregate tax liability and effective tax rate. In late 2023, in response to the OECD’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLH subsidiaries were redomiciled to Bermuda. If our assumptions and interpretations regarding the global minimum tax rules or our efforts to reorganize prove to be incorrect for any reason, our business, financial condition and results of operations could be materially adversely affected. We expect global tax reform will continue to evolve over the coming years and will continue to monitor these developments and plan accordingly.

The global minimum tax rules include three Pillar 2 taxing mechanisms to ensure large multinational businesses pay a minimum effective tax rate of 15% on their profits worldwide. The primary taxing mechanism is the Qualified Domestic Minimum Top-up Tax (“QDMTT”). No other taxing mechanisms apply to constituent entities (i.e., NCLH’s group companies) that are tax residents in a jurisdiction that has enacted a QDMTT. Since Bermuda has not implemented a QDMTT, the other two taxing mechanisms could apply such as the Income Inclusion Rule (“IIR”) or the Undertaxed Profits Rule (“UTPR”). Even though NCLC and its subsidiaries became subject to the UTPR effective January 1, 2025, the Company does not expect to have a material impact from the UTPR mechanism. The primary reason for this result is that a large portion of the Company’s shipping income is exempt under the Pillar 2 shipping income exemption rule discussed below.

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

On December 27, 2023, the Bermuda Corporate Income Tax Act 2023 (“Bermuda Act”) was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues, pursuant to the consolidated financial statements of the ultimate parent entity, in at least two of the four fiscal years immediately preceding the year in question.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Protection Act 1966. Therefore, we are subject to the Bermuda corporate income tax as of January 1, 2025. Similar to Pillar 2, and as described above, the Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We believe we have met the necessary requirements to qualify for the international shipping income exclusion during 2025, but we cannot provide any assurances. Additionally, the Bermuda Act provides for companies to be able to offset 80% of their Bermuda taxable income with any tax loss deductions available on an annual basis. The Bermuda Act provides for opening tax loss carryforwards based on the Bermuda taxable income (loss) results of the individual Bermuda entities in the five fiscal years prior to the enactment date, which includes 2020 through 2024 calendar years for the Company. If our assumptions and interpretations regarding the Bermuda Act prove to be incorrect for any reason, our business, financial condition, and results of operations could be materially adversely affected.

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

Our Company and certain of its subsidiaries are or may be subject to economic substance requirements in their jurisdictions of formation or continuation, including, but not limited to, Bermuda, Guernsey, Isle of Man, British Virgin Islands, The Bahamas and Saint Lucia. Pursuant to the legislation passed in each jurisdiction, entities subject to each jurisdiction’s laws that carry out relevant activities as specified in such laws are required to demonstrate adequate economic substance in that jurisdiction and meet the economic substance requirements under such laws. In general terms, such economic substance requirements mean that: (i) the entity must be actually directed and managed in the jurisdiction; (ii) core income-generating activities relating to the applicable relevant activity must be performed in the jurisdiction; (iii) there are adequate suitably qualified employees in the jurisdiction; (iv) the entity maintains adequate physical presence in the jurisdiction; and (v) there is adequate operating expenditure incurred in the jurisdiction. We have evaluated the activities of NCLH, NCLC and their subsidiaries and have concluded that, in some cases, those activities are “relevant activities” for the purposes of the applicable economic substance laws and that, consequently, certain entities within our organization will be required to demonstrate compliance with these economic substance requirements. We have in the past and may in the future be subject to increased costs and our management team may be required to devote significant time to satisfying economic substance requirements in certain of these jurisdictions. If such entities cannot demonstrate compliance with these requirements, we may be liable to pay penalties and fines in the applicable jurisdictions and/or may take the decision to re-domicile such entities to different jurisdictions that may have tax regimes and other regulatory regimes which may be less favorable. We continued to take what we believe were the necessary steps to meet Bermuda’s economic substance requirements during 2025.

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

Our internal Security Operations Center (“SOC”) has primary responsibility for assessing, identifying, and managing material risks associated with cybersecurity threats, and provides information security monitoring for both shoreside and shipboard information systems and applications. The SOC is a team comprised of cybersecurity professionals who are responsible for real-time incident response management for our IT infrastructure, which includes our websites, applications, databases, servers, network devices and components and workstations. They are trained and equipped to identify, contain, analyze and investigate any perceived security threats, as well as assist internal users with any information security questions or reported issues, such as phishing/scam emails, information security concerns and security solution related access or performance issues.

As part of our cybersecurity program, team members are offered cybersecurity training and participate in awareness programs including phishing simulation exercises, regular cybersecurity newsletters and reminders and programming and events during cybersecurity awareness month.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our customer, prospect, supplier or employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We generally require that third-party service providers that access or host our data, or could otherwise introduce cybersecurity risk to us, enter into contracts that obligate them to manage their cybersecurity risks in certain ways and report any cybersecurity incidents to us.

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

Governance

The Technology, Environmental, Safety and Security Committee of NCLH’s Board of Directors oversees our programs and policies related to data protection and cybersecurity and receives updates on related risks from our Chief Information Security Officer on at least an annual basis, and more often as the circumstances require. The Audit Committee of our Board of Directors also receives updates, at least annually, from our Chief Technology Officer and/or Chief Information Security Officer regarding cybersecurity and other information system compliance matters that may pose risks to our financial reporting or operations.

Our Chief Information Security Officer is responsible for our overall data security and cybersecurity risk reduction efforts, including information security compliance, training and awareness and application, network and system security. Our Chief Information Security Officer has over 25 years of prior experience in the fields of information systems, cybersecurity, risk management, and infrastructure management. Our Chief Information Security Officer holds master’s and bachelor’s degrees in both Computer Information Systems and Business Administration and the following certifications: Certified Internal Controls Auditor (CICA), Payment Card Industry Professional (PCIP), Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC).

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

Holders

As of February 17, 2026, there is one record holder of NCLC’s ordinary shares, NCLH.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Presentation

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the consolidated financial statements and the notes thereto included in this Annual Report. See also “Cautionary Statement Concerning Forward-Looking Statements” immediately prior to Part I, Item 1 in this Annual Report.

We categorize revenue from our cruise and cruise-related activities as either “passenger ticket” revenue or “onboard and other” revenue. Passenger ticket revenue and onboard and other revenue vary according to product offering, the size of the ship in operation, the length of cruises operated and the markets in which the ship operates. Our revenue is seasonal based on demand for cruises, which has historically been strongest during the Northern Hemisphere’s summer months. Passenger ticket revenue primarily consists of revenue for accommodations, meals in certain restaurants on the ship, certain onboard entertainment, government taxes, fees and port expenses and includes revenue for service charges and air and land transportation to and from the ship to the extent guests purchase these items from us. Onboard and other revenue primarily consists of revenue from casinos, beverage sales, shore excursions, specialty dining, retail sales, spa services and Wi-Fi services. Our onboard revenue is derived from onboard activities we perform directly or that are performed by independent concessionaires, from which we receive a share of their revenue.

Our cruise operating expense is classified as follows:

●	Commissions, transportation and other primarily consists of direct costs associated with passenger ticket revenue. These costs include travel advisor commissions, air and land transportation expenses, related credit card fees, certain government taxes, fees and port expenses and the costs associated with shore excursions and hotel accommodations included as part of the overall cruise purchase price.
●	Onboard and other primarily consists of direct costs incurred in connection with onboard and other revenue, including casinos, beverage sales and shore excursions.
●	Payroll and related consists of the cost of wages, benefits and logistics for shipboard employees and costs of certain inventory items, including food, for a third party that provides crew and other hotel services for certain ships.
●	Fuel includes fuel costs, the impact of certain fuel hedges and fuel delivery costs.
●	Food consists of food costs for passengers and crew on certain ships.
●	Other consists of repairs and maintenance (including Dry-dock costs), ship insurance and other ship expenses.

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

Ship Accounting

Ships represent our most significant assets, and we record them at cost less accumulated depreciation. Depreciation of ships is computed on a straight-line basis over the weighted average useful lives of primarily 30 years after a 15% reduction for the estimated residual value of the ship. Our residual value is established based on our long-term estimates of the expected remaining future benefit at the end of the ships’ weighted average useful lives. In 2022 and 2023, the

Company took delivery of Norwegian’s first Prima Class Ship and Oceania Cruises’ first Allura Class Ship, respectively. Based on the design, structure and technological advancements made to these new classes of ships and the analyses of their major components, which is generally performed upon the introduction of a new class of ship, we have assigned the Prima Class Ships and Allura Class Ships a weighted-average useful life of 35 years with a residual value of 10%. Ship improvement costs that we believe add value to our ships are capitalized to the ship and depreciated over the shorter of the improvements’ estimated useful lives or the remaining useful life of the ship. When we record the retirement of a ship component included within the ship’s cost basis, we estimate the net book value of the component being retired and remove it from the ship’s cost basis. Repairs and maintenance activities are charged to expense as incurred. We account for Dry-dock costs under the direct expense method, which requires us to expense all Dry-dock costs as incurred.

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

If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we reduced our estimated weighted average ship service life by one year, depreciation expense for the year ended December 31, 2025 would have increased by $22.3 million. In addition, if our ships were estimated to have no residual value, depreciation expense for the same period would have increased by $94.3 million. We believe our estimates for ship accounting are reasonable and our methods are consistently applied. We believe that depreciation expense is based on a rational and systematic method to allocate our ships’ costs to the periods that benefit from the ships’ usage.

Asset Impairment

We review our long-lived assets, principally ships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For ship impairment analyses, the lowest level for which identifiable cash flows are largely independent of other assets and liabilities is generally each individual ship. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its estimated fair value. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. Our estimate of fair value is generally measured by discounting expected future cash flows at discount rates commensurate with the associated risk.

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

In order to make this evaluation, we consider whether any of the following factors or conditions exist:

●	Changes in general macroeconomic conditions, such as a deterioration in general economic conditions; limitations on accessing capital; fluctuations in foreign exchange rates; or other developments in equity and credit markets;
●	Changes in industry and market conditions such as a deterioration in the environment in which an entity operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;
●	Changes in cost factors that have a negative effect on earnings and cash flows;
●	Decline in overall financial performance (for both actual and expected performance);
●	Entity and reporting unit specific negative events such as changes in management, key personnel, strategy, or customers; litigation; or a change in the composition or carrying amount of net assets; and
●	Decline in NCLH share price (in both absolute terms and relative to peers).

It is at our discretion whether to perform the qualitative test, and we may bypass the qualitative test in any period and proceed directly to the quantitative impairment test. We may also, at our discretion, resume performing the qualitative assessment in any subsequent period.

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

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results, and, therefore, each brand is considered an operating segment. For our annual impairment evaluation, we performed a qualitative assessment for the Norwegian and Regent reporting units and for each brand’s trade names. As of December 31, 2025, there was $135.8 million of goodwill for the Regent and Norwegian reporting units. Trade names were $500.5 million as of December 31, 2025. As of October 1, 2025, our annual impairment reviews support the carrying values of these assets. See Note 2 – “Summary of Significant Accounting Policies” for more information.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, such as Adjusted Gross Margin, Net Yield, Net Cruise Cost, Adjusted Net Cruise Cost Excluding Fuel, Adjusted EBITDA and Adjusted Net Income to enable us to analyze our performance. See “Terms Used in this Annual Report” for the definitions of these and other non-GAAP financial measures. We utilize Adjusted Gross Margin and Net Yield to manage our business on a day-to-day basis because it reflects revenue earned net of certain direct variable costs. We also utilize Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to manage our business on a day-to-day basis. In measuring our ability to control costs in a manner that positively impacts our net income, we believe changes in Adjusted Gross Margin, Net Yield, Net Cruise Cost and Adjusted Net Cruise Cost Excluding Fuel to be the most relevant indicators of our performance.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparison to our historical performance. The amounts excluded in the presentation of these non-GAAP financial measures may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the year ended December 31, 2025, we had a loss of $95.1 million related to the write-off of certain information technology assets. We included this as an adjustment in the reconciliation of Adjusted Net Income since the loss is not representative of our day-to-day operations, and this adjustment did not occur and is not included in the comparative period presented within this Annual Report. In 2025, drew down on euro-denominated debt for two newbuilds that is primarily unhedged, and we expect to take delivery of ships that have euro-denominated debt in the future. Due to the significant increase in our euro-denominated debt in 2025 and the fact that a substantial portion of our debt is in dollars, we have included the related net foreign currency remeasurement losses as a supplemental adjustment in our calculation of Adjusted Net Income. To ensure comparability, we have retrospectively applied this adjustment to the corresponding periods in 2024, using a consistent methodology. The quantitative impact of these adjustments is presented in the accompanying reconciliation tables within this Annual Report.

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

In April 2025, certain holders exchanged $353.9 million of 2025 Exchangeable Notes for 2030 0.875% Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, NCLH completed April Equity Offerings of 3,358,098 ordinary shares to those holders at a price of $19.06 per share. The Company used the net proceeds from NCLH’s April Equity Offerings, together with cash on hand, to make the Cash Payment.

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

See Note 9 – “Long-Term Debt” for more information.

Update on Bookings

The Company enters 2026 against a pressured backdrop as it is slightly below the optimal booking range following certain execution missteps in aligning our commercial strategy with our deployment. First-quarter performance reflects the absorption of a material increase in capacity in the Caribbean, while longer-term demand trends remain constructive. The Company’s deployment shift is resulting in higher load factors. Demand has been particularly strong across the Company’s luxury brands which benefit from longer booking curves.

Strategic Destination Investment

We announced a second phase of expansion plans for Great Stirrup Cay, the Company’s private island destination in The Bahamas, including a nearly six-acre Great Tides Waterpark expected to open in the summer of 2026. The addition of the nearly six-acre, 19-slide, Great Tides Waterpark which includes a 800-foot dynamic river and a 9,000-square-foot kids’ splash zone, along with other new amenities, will further enhance the guest experience at one of our most popular destinations. This is in addition to the previously announced pier, pool, family splash pad, welcome center and tram, which opened in 2025. The second side of the pier is also expected to open in the summer of 2026.

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

While macroeconomic headwinds or misalignment between our commercial strategy and deployment may put pressures on revenue, we believe these impacts may be at least partially offset through the continued execution of our cost optimization efforts. Our focus remains on managing the business for the long term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro-denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A—Risk Factors” in our Annual Report for additional information.

Climate Change

We believe the increasing focus on climate change, including the Company’s targets for greenhouse gas (“GHG”) reductions, and evolving regulatory requirements will materially impact our future capital expenditures and results of operations. We have set interim targets to guide us on our path to net zero GHG emissions and provide more details about such targets in our annual Sail & Sustain Report (which does not constitute a part of, and shall not be deemed incorporated by reference into, this report). We expect to incur significant expenses related to these regulatory requirements and commitments, which have and will include expenses related to GHG emissions reduction initiatives, including modifications to our ships, and have and will include the purchase of emissions allowances and alternative fuels, among other things. During 2025, we spent $36.1 million on capital expenditures for projects that are intended to reduce carbon emissions from our existing fleet. We have changed and may continue to be required to change certain operating procedures, for example slowing the speed of our ships, to meet regulatory requirements, which could adversely impact our operations. We are also evaluating the effects of global climate change-related requirements, which are still evolving, including our ability to mitigate certain future expenses through initiatives to reduce GHG emissions; consequently, the impact to the Company is not known. During 2025, we recognized $34.2 million of expense related to compliance with the E.U. ETS, the majority of which was collected directly from passengers through revenue. Additionally, our ships, port facilities, corporate offices and island destinations have in the past and may again be adversely affected by an increase in the frequency and intensity of adverse weather conditions caused by climate change. For example, certain ports have become temporarily unavailable to us due to hurricane damage and other destinations have either considered or implemented restrictions on cruise operations due to environmental concerns. Refer to “Impacts related to climate change may adversely affect our business, financial condition and results of operations” in “Item 1A—Risk Factors” for further information.

Executive Overview

Total revenue increased 3.7% to $9.8 billion for the year ended December 31, 2025 compared to $9.5 billion for the year ended December 31, 2024. Capacity Days increased by 4.2%.

For the year ended December 31, 2025, we had net income of $623.7 million. For the year ended December 31, 2024, we had net income of $706.6 million. Operating income increased to $1.6 billion for the year ended December 31, 2025 from $1.5 billion for the year ended December 31, 2024.

We had Adjusted Net Income of $1.0 billion, for the year ended December 31, 2025, including $394.1 million of adjustments primarily related to certain euro foreign currency remeasurements and losses on extinguishment and modification of debt, compared to Adjusted Net Income of $857.3 million for the year ended December 31, 2024. Adjusted EBITDA increased 11.4% to $2.7 billion for the year ended December 31, 2025 from $2.5 billion for the year ended December 31, 2024. We refer you to our “Results of Operations” below for a calculation of Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The discussion below compares the results of operations for the year ended December 31, 2025 to the year ended December 31, 2024. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report. For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2024 to the year ended December 31, 2023, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 27, 2025.

We reported total revenue, total cruise operating expense, operating income and net income as follows (in thousands):

	Year Ended December 31,
	2025	2024
Total revenue	$9,827,592	$9,479,651
Total cruise operating expense	$5,639,163	$5,688,696
Operating income	$1,562,019	$1,466,609
Net income	$623,727	$706,624

The following table sets forth operating data as a percentage of total revenue:

	Year Ended December 31,
	2025	2024
Revenue
Passenger ticket	68.0%	67.7%
Onboard and other	32.0%	32.3%
Total revenue	100.0%	100.0%
Cruise operating expense
Commissions, transportation and other	18.1%	20.2%
Onboard and other	7.0%	7.0%
Payroll and related	14.3%	14.2%
Fuel	6.9%	7.4%
Food	3.2%	3.3%
Other	7.9%	7.9%
Total cruise operating expense	57.4%	60.0%
Other operating expense
Marketing, general and administrative	15.8%	15.1%
Depreciation and amortization	11.0%	9.4%
Total other operating expense	26.8%	24.5%
Operating income	15.8%	15.5%
Non-operating income (expense)
Interest expense, net	(9.9)%	(9.0)%
Other income (expense), net	0.4%	0.1%
Total non-operating income (expense)	(9.5)%	(8.9)%
Net income before income taxes	6.3%	6.6%
Income tax benefit (expense)	—%	0.9%
Net income	6.3%	7.5%

The following table sets forth selected statistical information:

	Year Ended December 31,
	2025	2024
Passengers carried	2,997,829	2,926,794
Passenger Cruise Days	25,278,352	24,593,331
Capacity Days	24,433,624	23,445,397
Occupancy Percentage	103.5%	104.9%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2025	2024
Total revenue	$9,827,592	$9,479,651
Less:
Total cruise operating expense	5,639,163	5,688,696
Ship depreciation	902,012	825,493
Gross margin	3,286,417	2,965,462
Ship depreciation	902,012	825,493
Payroll and related	1,403,056	1,344,718
Fuel	675,887	698,050
Food	315,460	312,992
Other	774,032	753,940
Adjusted Gross Margin	$7,356,864	$6,900,655
Capacity Days	24,433,624	23,445,397
Gross margin per Capacity Day	$134.50	$126.48
Net Yield	$301.10	$294.33

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Year Ended December 31,
	2025	2024
Total cruise operating expense	$5,639,163	$5,688,696
Marketing, general and administrative expense	1,547,655	1,434,104
Gross Cruise Cost	7,186,818	7,122,800
Less:
Commissions, transportation and other expense	1,782,004	1,917,443
Onboard and other expense	688,724	661,553
Net Cruise Cost	4,716,090	4,543,804
Less: Fuel expense	675,887	698,050
Net Cruise Cost Excluding Fuel	4,040,203	3,845,754
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	2,210	2,875
Non-cash share-based compensation (2)	88,393	91,781
Adjusted Net Cruise Cost Excluding Fuel	$3,949,600	$3,751,098
Capacity Days	24,433,624	23,445,397
Gross Cruise Cost per Capacity Day	$294.14	$303.80
Net Cruise Cost per Capacity Day	$193.02	$193.80
Net Cruise Cost Excluding Fuel per Capacity Day	$165.35	$164.03
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$161.65	$159.99
(1)	Non-cash deferred compensation expenses related to the crew pension plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.

Adjusted Net Income was calculated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$623,727	$706,624
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	3,952	4,930
Non-cash share-based compensation (2)	88,393	91,781
Extinguishment and modification of debt (3)	202,525	29,267
Debt conversion option, discount and expenses (4)	(131,232)	154,805
Reversal of U.S. deferred tax asset valuation allowance (5)	—	(104,308)
Information technology write-off (6)	95,101	—
Net foreign currency adjustments on euro-denominated debt (7)	135,400	(25,837)
Adjusted Net Income	$1,017,866	$857,262
(1)	Non-cash deferred compensation expenses related to the crew pension plan are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.
(3)	Losses on extinguishments and modifications of debt are included in interest expense, net.
(4)	Consists of non-cash gains and losses related to our debt conversion options as well as the associated financing costs, which are recognized in other income (expense), net. Also includes the related debt discount and additional payment-in-kind interest recognized upon transfer to the debt principal, which is recognized in interest expense, net.
(5)	Non-cash income tax benefit related to the reversal of a valuation allowance on our U.S. federal deferred tax assets. The deferred tax assets primarily represent an accumulation of net operating losses during the COVID-19 pandemic and a portion of the valuation allowance was released related to the deferred tax assets that more likely than not will be realized in the future. We consider this adjustment to be non-recurring as it originated as a result of losses incurred during the pandemic for each jurisdiction. Future income tax expense is not expected to change materially as a result of the reversal.
(6)	Losses related to the write-off of an internal use-software project, which are included in depreciation and amortization expense.
(7)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net, which is primarily not hedged.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$623,727	$706,624
Interest expense, net	971,036	855,347
Income tax benefit (expense)	3,318	(88,382)
Depreciation and amortization expense	1,078,755	890,242
EBITDA	2,676,836	2,363,831
Other (income) expense, net (1)	(36,062)	(6,980)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	2,210	2,875
Non-cash share-based compensation (3)	88,393	91,781
Adjusted EBITDA	$2,731,377	$2,451,507
(1)	In 2025, primarily consists of net gains from debt conversion options partially offset by net losses from foreign currency remeasurements. In 2024, primarily consists of net gains from foreign currency remeasurements partially offset by net losses from debt conversion options.
(2)	Non-cash deferred compensation expenses related to the crew pension plan are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards are included in marketing, general and administrative expense and payroll and related expense.

Year Ended December 31, 2025 (“2025”) Compared to Year Ended December 31, 2024 (“2024”)

Revenue

Total revenue increased 3.7% to $9.8 billion in 2025 compared to $9.5 billion in 2024 primarily due to an increase in Capacity Days and an increase in passenger ticket pricing and onboard spending. The increase in Capacity Days was primarily related to the delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025 partially offset by increased number of Berths in Dry-dock as larger ships were in Dry-dock.

Expense

Total cruise operating expense decreased 0.9% in 2025 compared to 2024 primarily related to a reduction in air costs largely due to changes in itinerary mix and fuel cost offset by delivery of Norwegian Aqua in March 2025 and Oceania Allura in July 2025. Total other operating expense increased 13.0% in 2025 compared to 2024 primarily related to an increase in depreciation and amortization expense from the delivery of the two ships, ship improvements and write-off of an internal use-software project. Additionally, the increase in other operating expense includes an increase in marketing, general and administrative expense from higher advertising and promotions.

Interest expense, net was $971.0 million in 2025 compared to $855.3 million in 2024. The change in interest expense reflects higher losses in 2025 from extinguishment of debt and debt modification costs, which were $202.5 million in 2025 compared to $29.3 million in 2024. Excluding these losses, interest expense decreased primarily as a result of lower average rates, partially offset by higher debt outstanding in connection with the delivery of ships.

Other income (expense), net was income of $36.1 million in 2025 compared to $7.0 million in 2024. Other income in 2025 was primarily due to net gains from debt conversion options on our exchangeable notes partially offset by net losses from foreign currency remeasurements. Other income in 2024 was primarily due to net gains from foreign currency remeasurements partially offset by net losses from conversion options on our exchangeable notes.

Income tax benefit (expense) was an expense of $3.3 million in 2025 compared to a benefit of $88.4 million in 2024. The decrease in the benefit was due to the reversal of the majority of our valuation allowance for the U.S. deferred tax assets in 2024.

Liquidity and Capital Resources

General

As of December 31, 2025, our liquidity of approximately $1.6 billion consisted of cash and cash equivalents of $204.0 million and borrowings available of $1.4 billion under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service. As of December 31, 2025, we had a working capital deficit of $4.4 billion. This deficit included $3.2 billion of advance ticket sales, which represents the total revenue we collected in advance of sailing dates and accordingly are substantially more like deferred revenue balances rather than actual current cash liabilities. Our business model, along with our liquidity and undrawn export-credit backed facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs.

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

In April 2025, certain holders exchanged $353.9 million of 2025 Exchangeable Notes for 2030 0.875% Exchangeable Notes and an aggregate Cash Payment of $64.0 million, plus accrued and unpaid interest on the 2025 Exchangeable Notes that were exchanged to, but excluding, the closing date of the Exchange. Additionally, in April 2025, NCLH completed April Equity Offerings of 3,358,098 ordinary shares to those holders at a price of $19.06 per share. The Company used the net proceeds from NCLH’s April Equity Offerings, together with cash on hand, to make the Cash Payment.

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

Within the next twelve months, we may pursue additional refinancings in order to reduce interest expense and/or extend debt maturities or pursue other balance sheet optimization transactions. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A—Risk Factors” for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

At December 31, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact to our operations and liquidity.

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

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of December 31, 2025, the Company was not required to maintain any reserve funds.

Sources and Uses of Cash

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

Net cash provided by operating activities was $2.1 billion in 2025 and 2024. Net cash provided by operating activities included net income and the timing differences in cash receipts and payments relating to operating assets and liabilities.

Net cash used in investing activities was $3.3 billion in 2025, primarily related to the delivery of Norwegian Aqua and Oceania Allura in 2025. Net cash used in investing activities was $1.2 billion in 2024, primarily related to newbuild payments and ship improvements.

Net cash provided by financing activities was $1.2 billion in 2025, primarily due to newbuild loans related to the delivery of Norwegian Aqua and Oceania Allura and draws of our Revolving Loan Facility partially offset by payments on other newbuild loan facilities. Net cash used in financing activities was $1.0 billion in 2024, primarily due to repayments of newbuild loans, our 9.75% senior secured notes due 2028 and the 3.625% senior unsecured notes due 2024 partially offset by the proceeds from newbuild loan facilities and the 6.25% senior unsecured notes due 2030.

For the Company’s cash flow activities for the fiscal year ended December 31, 2023, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 27, 2025.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, are $2.9 billion, $2.9 billion and $1.8 billion for the years ending December 31, 2026, 2027 and 2028, respectively. We have export-credit backed financing in place for the anticipated expenditures related to ship construction contracts of $1.6 billion, $2.0 billion and $1.4 billion for the years ending December 31, 2026, 2027 and 2028, respectively. Anticipated other non-newbuild capital expenditures are $0.5 billion for the year ending December 31, 2026. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

Year	Brand	Class	Ship Name	Gross Tons(1)	Berths(1)	Status
2026	Norwegian Cruise Line	Prima Class 4	Norwegian Luna	~154,000	~3,565	Contract effective / financed(3)
2026	Regent Seven Seas Cruises	Prestige Class 1	Seven Seas Prestige	~77,000	~822	Contract effective / financed(3)
2027	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class 5	Norwegian Aura	~170,000	~3,880	Contract effective / financed(3)
2027	Oceania Cruises	Sonata Class 1	Oceania Sonata	~86,000	~1,390	Contract effective / financed(3)
2028	Norwegian Cruise Line	Next Gen "Methanol-Ready(2)" Prima Class 6	To come	~170,000	~3,880	Contract effective / financed(3)
2029	Oceania Cruises	Sonata Class 2	Oceania Arietta	~86,000	~1,390	Contract effective / financed(3)
2030	Norwegian Cruise Line	New Class 1	To come	~227,000	~5,000	Contract effective / financed(3)
2030	Regent Seven Seas Cruises	Prestige Class 2	To come	~77,000	~822	Contract effective / financed(3)
2032	Oceania Cruises	Sonata Class 3	To come	~86,000	~1,390	Contract effective, but not yet financed
2032	Norwegian Cruise Line	New Class 2	To come	~227,000	~5,000	Contract effective / financed(3)
2033	Regent Seven Seas Cruises	Prestige Class 3	To come	~77,000	~822	Contract will be effective upon financing
2034	Norwegian Cruise Line	New Class 3	To come	~227,000	~5,000	Contract effective / financing is being negotiated
2035	Oceania Cruises	Sonata Class 4	To come	~86,000	~1,390	Contract effective, but not yet financed
2036	Norwegian Cruise Line	New Class 4	To come	~227,000	~5,000	Contract effective / financing is being negotiated
2036	Regent Seven Seas Cruises	Prestige Class 4	To come	~77,000	~822	Contract will be effective upon financing
2037	Oceania Cruises	Sonata Class 5	To come	~86,000	~1,390	Contract will be effective upon financing
2037	Norwegian Cruise Line	New Class 5	To come	~227,000	~5,000	Contract will be effective upon financing
(1)	Berths and gross tons are preliminary and subject to change as we approach delivery.
(2)

Designs for the final two Prima Class ships have been lengthened and reconfigured to accommodate the use of green methanol as a future fuel source. Additional modifications will be needed to fully enable the use of green methanol.

(3)	We have obtained export-credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions.

As of December 31, 2025, the combined contract prices, including amendments and change orders, of the 13 ships on order for delivery that are effective was approximately €18.3 billion, or $21.5 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. We do not anticipate any contractual breaches or cancellations to occur.

However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the year ended December 31, 2025 and 2024 was $88.5 million and $59.9 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of December 31, 2025, our material cash requirements for debt and ship construction were as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt (1)	$1,478,602	$1,610,694	$1,804,597	$1,768,740	$4,165,928	$7,320,875	$18,149,436
Ship construction contracts (2)	2,319,155	2,472,887	1,510,036	1,313,018	3,330,717	9,447,869	20,393,682
Total	$3,797,757	$4,083,581	$3,314,633	$3,081,758	$7,496,645	$16,768,744	$38,543,118
(1)

Includes principal as well as estimated interest payments with Term Secured Overnight Financing Rate (“SOFR”) held constant as of December 31, 2025. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.

(2)

Ship construction contracts are for our 13 non-cancelable newbuild ships based on the euro/U.S. dollar exchange rate as of December 31, 2025. As of December 31, 2025, we have committed undrawn export-credit backed facilities of $12.2 billion which funds approximately 80% of our effective ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036.

For other operational commitments for lease and port obligations, we refer you to Note 6 – “Leases” and Note 13 – “Commitments and Contingencies,” respectively, for further information.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $14 billion of the net book value of our assets were pledged as collateral for certain of our debt as of December 31, 2025. We believe we were in compliance with our covenants as of December 31, 2025. For additional information regarding certain ratios included in such covenants, see “Item 1A—Risk Factors” in this Annual Report.

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

Additionally, we consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky beginning in 2026 and Norwegian Sun beginning in 2027. We are currently contemplating additional ships sales or long-term charters with a purchase option at the end of the lease period. We are currently negotiating a bareboat charter with a purchase option for Seven Seas Navigator, which is expected to be completed before the end of the first quarter of 2026. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of December 31, 2025, 90% of our debt was fixed and 10% was variable. As of December 31, 2024, 94% of our debt was fixed and 6% was variable. The change in our fixed rate percentage from December 31, 2024 to December 31, 2025 was primarily due to the addition of variable rate debt proportionally higher than the addition of fixed rate debt. Based on our December 31, 2025 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $15.0 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

As of December 31, 2025, we had foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. These derivatives hedge the foreign currency exchange rate risk on a portion of the payments on our ship construction contracts. As of December 31, 2025, the payments not hedged aggregated €16.4 billion, or $19.3 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. As of December 31, 2024, the payments not hedged aggregated €16.0 billion, or $16.6 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2024. The change from December 31, 2024 to

December 31, 2025 was primarily due to the addition of confirmed ship construction contracts and an increase in the contract prices of our Norwegian ships to be delivered from 2030 through 2036 offset by the delivery of Norwegian Aqua and Oceania Allura. We estimate that a 10% change in the euro as of December 31, 2025 would result in a $1.9 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, in 2025, we borrowed debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were losses of $135.4 million and gains of $25.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the total aggregate euro-denominated debt balance not hedged was approximately €1.7 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. We estimate that a 10% change in the euro as of December 31, 2025 would result in a $199.9 million change in the U.S. dollar value of the foreign currency denominated debt principal not hedged.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.0% for the year ended December 31, 2025 and 12.3% for the year ended December 31, 2024. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices and as of December 31, 2025, we had hedged approximately 51% and 22% of our 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2024, we had hedged approximately 21% of our 2026 projected metric tons of fuel purchases. Additional fuel swaps were executed between December 31, 2024 to December 31, 2025 to lower our fuel price risk.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2026 fuel expense by $66.2 million. This increase would be partially offset by an increase in the fair value of our fuel swap agreements of $27.6 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included beginning on page F-1 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, as stated in their report, which is included on page F-1.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a wholly owned subsidiary of NCLH, we are omitting the information called for by these items in accordance with the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K. For information related to Items 10, 11, 12 and 13, Directors and Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report and except as disclosed below with respect to our Code of Ethical Business Conduct, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the NCLH definitive proxy statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2025 in connection with its Annual General Meeting of Shareholders.

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

Item 14. Principal Accounting Fees and Services

	Total Fees
	Year Ended December 31,
	2025	2024

	(in thousands)
Fees:
Audit	$4,680	$5,630
Audit-related	1,350	375
Tax	507	395
Total	$6,537	$6,400

Audit fees for the years ended December 31, 2025 and 2024 related to the aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”) in connection with the audit of our financial statements and related internal controls over financial reporting.

Audit-related fees for the years ended December 31, 2025 and 2024 primarily related to issuance of comfort letters and consents.

Tax fees for the years ended December 31, 2025 and 2024 related to tax preparation and other tax services.

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

(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for the three years ended December 31, 2025 are included on page 78.

(3) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780))
3.2

Amended and Restated Bye-Laws of NCL Corporation Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to NCL Corporation Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 333-128780))

3.3

Certificate of Designations, Preferences and Other Rights of Series A-1 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.1 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780))

3.4

Certificate of Designations, Preferences and Other Rights of Series A-3 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.3 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780))

3.5

Certificate of Designations, Preferences and Other Rights of Series A-4 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.6 to NCL Corporation Ltd.’s Form 10-K filed on March 1, 2022 (File No. 333-128780))

3.6

Certificate of Designations, Preferences and Other Rights of Series A-5 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.7 to NCL Corporation Ltd.’s Form 10-K filed on March 1, 2022 (File No. 333-128780))

4.1

Indenture, dated March 3, 2021, by and among NCL Finance, Ltd., as issuer, NCL Corporation Ltd., as guarantor, the other guarantors named therein and U.S. Bank National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to the 6.125% senior notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 3, 2021 (File No. 001-35784))

4.2

Indenture, dated November 19, 2021, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank National Association, as trustee, with respect to 1.125% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on November 19, 2021 (File No. 001-35784))

4.3

Indenture, dated February 18, 2022, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, principal paying agent, transfer agent and registrar, with respect to 7.750% senior unsecured notes due 2029 (incorporated herein by reference to Exhibit 4.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.4

Indenture, dated February 15, 2022, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 2.50% exchangeable senior notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on February 22, 2022 (File No. 001-35784))

4.5

Indenture, dated September 17, 2024, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.250% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 17, 2024 (File No. 001-35784))

4.6

Indenture, dated January 22, 2025, between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.750% Senior Notes Due 2032 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))

4.7

Indenture, dated April 7, 2025, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 0.875% Exchangeable Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 7, 2025 (File No. 001-35784))

4.8

Indenture, dated September 11, 2025, by and among NCL Corporation Ltd., as issuer, Norwegian Cruise Line Holdings Ltd., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, with respect to 0.750% Exchangeable Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 11, 2025 (File No. 001-35784))

4.9

Indenture, dated September 17, 2025, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 5.875% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 18, 2025 (File No. 001-35784))

4.10

Indenture, dated September 17, 2025, by and between NCL Corporation Ltd., as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to 6.250% Senior Notes due 2033 (incorporated herein by reference to Exhibit 4.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on September 18, 2025 (File No. 001-35784))

9.1

Deed of Trust, dated January 24, 2013, by and between Norwegian Cruise Line Holdings Ltd. and State House Trust Company Limited (incorporated herein by reference to Exhibit 9.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 30, 2013 (File No. 001-35784))

10.1

Fourth Supplemental Agreement, dated June 15, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.2

Fifth Supplemental Agreement, dated October 23, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.3

Sixth Supplemental Agreement, dated November 30, 2023, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.4

Seventh Supplemental Agreement, dated January 31, 2025, to Breakaway Three Credit Agreement, dated October 12, 2012, by and among Breakaway Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.5

Fifth Supplemental Agreement, dated June 15, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.6

Sixth Supplemental Agreement, dated October 23, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.11 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.7

Seventh Supplemental Agreement, dated November 30, 2023, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.8

Eighth Supplemental Agreement, dated January 31, 2025, to Breakaway Four Credit Agreement, dated October 12, 2012, by and among Breakaway Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR agent (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.9

Seventh Amended and Restated Credit Agreement, dated January 22, 2025, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on January 22, 2025 (File No. 001-35784))#†

10.10

Amendment No. 1 to the Seventh Amended and Restated Credit Agreement, dated March 21, 2025, by and among NCL Corporation Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2025 (File No. 001-35784))#†

10.11

Second Amendment to the Seventh Amended and Restated Credit Agreement, dated June 26, 2025, by and among NCL Corporation Ltd., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the joint bookrunners and arrangers and co-documentation agents named thereto (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 27, 2025 (File No. 001-35784))#†

10.12

Fifth Supplemental Agreement, dated June 15, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.13

Sixth Supplemental Agreement, dated October 23, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.15 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.14

Seventh Supplemental Agreement, dated November 30, 2023, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.16 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.15

Eighth Supplemental Agreement, dated January 31, 2025, to Seahawk One Credit Agreement, dated July 14, 2014, by and among Seahawk One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.13 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.16

Sixth Supplemental Agreement, dated June 15, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#†

10.17

Seventh Supplemental Agreement, dated October 23, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.18

Eighth Supplemental Agreement, dated November 30, 2023, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.19

Ninth Supplemental Agreement, dated January 31, 2025, to Seahawk Two Credit Agreement, dated July 14, 2014, by and among Seahawk Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, NCL (Bahamas) Ltd., as charterer, the lenders party thereto and KfW IPEX-Bank GmbH, as facility agent, Hermes agent, bookrunner, initial mandated lead arranger, collateral agent and CIRR Agent (incorporated herein by reference to Exhibit 10.17 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.20

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of July 31, 2013 (incorporated herein by reference to Exhibit 10.8 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))#†

10.21

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.27 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.22

Supplemental Agreement, dated November 30, 2023, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.28 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.23

Supplemental Agreement, dated January 31, 2025, among Explorer New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.21 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.24

Amendment and Restatement Agreement, dated as of May 19, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of March 30, 2016 (incorporated herein by reference to Exhibit 10.14 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))#†

10.25

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.30 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.26

Supplemental Agreement, dated November 30, 2023, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as charterer and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, Société Générale, HSBC Bank PLC, and KfW IPEX-Bank GmbH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.31 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.27

Supplemental Agreement, dated January 31, 2025, among Explorer II New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.25 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.28

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.9 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))#†

10.29

Supplemental Agreement, dated October 23, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.30

Supplemental Agreement, dated November 30, 2023, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.34 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.31

Supplemental Agreement, dated January 31, 2025, among Leonardo One, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.29 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.32

Amendment and Restatement Agreement, dated as of May 19, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.10 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))#†

10.33

Supplemental Agreement, dated October 23, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.36 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.34

Supplemental Agreement, dated November 30, 2023, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., NCL (Bahamas) Ltd., as charterer, the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.37 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.35

Supplemental Agreement, dated January 31, 2025, among Leonardo Two, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd., as charterer, and Crédit Agricole Corporate and Investment Bank, as agent (incorporated herein by reference to Exhibit 10.33 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.36

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.37

Supplemental Agreement, dated November 30, 2023, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.38

Supplemental Agreement, dated January 31, 2025, among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.36 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.39

Supplemental Agreement, dated March 11, 2025 among Leonardo Three, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.18 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2025 (File No. 001-35784))

10.40

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A. as agent, SACE agent and security trustee, which amends and restates the Loan Agreement, originally dated as of April 12, 2017 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.41

Supplemental Agreement, dated November 30, 2023, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, HSBC Bank PLC, BNP Paribas Fortis S.A./N.V., KfW IPEX-Bank GmbH and Cassa Depositi e Prestiti S.P.A., as joint mandated lead arrangers, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.41 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.42

Supplemental Agreement, dated January 31, 2025, among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.39 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.43

Supplemental Agreement, dated March 11, 2025 among Leonardo Four, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, SACE agent and security trustee (incorporated herein by reference to Exhibit 10.19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2025 (File No. 001-35784))#

10.44

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.45

Supplemental Agreement, dated November 30, 2023, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.43 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.46

Supplemental Agreement, dated January 31, 2025, among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd, as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.42 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.47

Supplemental Agreement, dated March 11, 2025 among Leonardo Five, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, Crédit Agricole Corporate and Investment Bank as SACE agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.20 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2025 (File No. 001-35784))#

10.48

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.49

Supplemental Agreement, dated November 30, 2023, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.45 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.50

Supplemental Agreement, dated January 31, 2025, among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.45 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.51

Supplemental Agreement, dated March 11, 2025 among Leonardo Six, Ltd., as borrower, NCL Corporation Ltd., as guarantor, NCL International, Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, NCL (Bahamas) Ltd. as charterer, and BNP Paribas S.A., as agent, Crédit Agricole Corporate and Investment Bank as SACE agent and HSBC Corporate Trustee Company (UK) Limited as security trustee (incorporated herein by reference to Exhibit 10.21 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 5, 2025 (File No. 001-35784))#

10.52

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.5 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.53

Amendment Agreement, dated October 24, 2023 (as modified by a side letter dated November 9, 2023 and a side letter dated November 13, 2023, and as partially effective as of November 9, 2023 and fully effective as of November 16, 2023), among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.47 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.54

Side Letter, dated November 9, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower (incorporated herein by reference to Exhibit 10.48 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.55

Second Side Letter, dated November 13, 2023, by and between BNP Paribas S.A., as facility agent, and Explorer III New Build, LLC, as borrower (incorporated herein by reference to Exhibit 10.49 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.56

Supplemental Agreement, dated November 30, 2023, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.50 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.57

Supplemental Agreement, dated January 31, 2025, among Explorer III New Build, LLC, as borrower, NCL Corporation Ltd., as guarantor, Seven Seas Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.51 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.58

Amendment and Restatement Agreement, dated as of May 19, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas, as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.12 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 8, 2023 (File No. 001-35784))#†

10.59

Amendment Agreement, dated October 25, 2023 and effective as of November 9, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.52 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))

10.60

Supplemental Agreement, dated November 30, 2023, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.53 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.61

Supplemental Agreement, dated January 31, 2025, among O Class Plus One, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder and charterer, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.55 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

10.62

Amendment and Restatement Agreement, dated as of April 6, 2023 and effective as of April 28, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale., as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee, which amends and restates the Loan Agreement, originally dated as of December 19, 2018 (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on May 2, 2023 (File No. 001-35784))#†

10.63

Amendment Agreement, dated October 24, 2023 and effective as of November 9, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises S. de R.L., as member and shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.55 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.64

Supplemental Agreement, dated November 30, 2023, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., the lenders party thereto, Crédit Agricole Corporate and Investment Bank, BNP Paribas Fortis S.A./N.V., HSBC Bank PLC, KfW IPEX-Bank GmbH, Cassa Depositi e Prestiti S.P.A., Banco Santander, S.A. and Société Générale, as joint mandated lead arrangers, BNP Paribas S.A., as facility agent, Crédit Agricole Corporate and Investment Bank, as SACE agent, and HSBC Corporate Trustee Company (UK) Limited, as security trustee (incorporated herein by reference to Exhibit 10.56 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 28, 2024 (File No. 001-35784))#

10.65

Supplemental Agreement, dated January 31, 2025, among O Class Plus Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, Oceania Cruises Ltd., as shareholder, Norwegian Cruise Line Holdings Ltd., as the holding, and BNP Paribas S.A., as facility agent (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))#

10.66

SACE Facility Agreement, dated April 4, 2024, among Oceania Next I, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.67

SACE Facility Agreement, dated April 4, 2024, among Oceania Next II, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.68

SACE Facility Agreement, dated April 4, 2024, among DaVinci One, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Citibank, N.A. London Branch, Crédit Agricole Corporate and Investment Bank, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.3 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.69

SACE Facility Agreement, dated April 4, 2024, among DaVinci Two, LLC, as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, Banco Santander, S.A., BNP Paribas, Caixabank S.A., Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC, JPMorgan Chase Bank, N.A., London Branch, KFW Ipex-Bank GMBH, as joint mandated lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent and security agent (incorporated herein by reference to Exhibit 10.4 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on April 8, 2024 (File No. 001-35784))#

10.70

SACE Facility Agreement, dated July 17, 2025, among NCL NextGen Class I Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as joint coordinators, Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, BNP Paribas, Caixabank S.A., succursale in Italia, Banco Bilbao Vizcaya Argentaria, S.A., Milan Branch and Banco Santander, S.A., as joint bookrunners and mandated lead arrangers, KFW Ipex-Bank GMBH, as joint mandated lead arranger, Commerzbank AG, New York Branch and HSBC Bank Plc, as lead arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent, and security agent (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2025 (File No. 001-35784))#

10.71

SACE Facility Agreement, dated July 17, 2025, among NCL NextGen Class II Ltd., as borrower, NCL Corporation Ltd., as guarantor, the lenders party thereto, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as joint coordinators, Cassa Depositi e Prestiti S.P.A., Crédit Agricole Corporate and Investment Bank, BNP Paribas, Caixabank S.A., succursale in Italia, Banco Bilbao Vizcaya Argentaria, S.A., Milan Branch and Banco Santander, S.A., as joint bookrunners and mandated lead arrangers, KFW Ipex-Bank GMBH and Intesa Sanpaolo Bank Luxembourg S.A., as joint mandated lead arrangers, Commerzbank AG, New York Branch and HSBC Bank Plc, as lead arrangers, Unicredit S.P.A., Banco BPM, and JPMorgan Chase Bank N.A., London Branch, as arrangers, and Crédit Agricole Corporate and Investment Bank, as facility agent, ECA agent, and security agent (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2025 (File No. 001-35784))#

10.72**

Amendment to the SACE Facility Agreement, dated November 25, 2025, among NCL NextGen Class II Ltd., as borrower, NCL Corporation Ltd., as guarantor, and Crédit Agricole Corporate and Investment Bank, as facility agent#

10.73

Amended and Restated Regent Trademark License Agreement, dated February 21, 2011, by and between Regent Hospitality Worldwide, LLC and Seven Seas Cruises, S. DE R.L. (incorporated herein by reference to Exhibit 10.17 to Prestige Cruises International, Inc.’s Amendment No. 1 to Form S-1 filed on March 24, 2014 (File No. 333-193479))

10.74

Employment Agreement by and between NCL (Bahamas) Ltd. and Mark Kempa, entered into on July 17, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on July 21, 2023 (File No. 001-35784))*

10.75

Employment Agreement by and between NCL (Bahamas) Ltd. and Harry Sommer, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.76

Employment Agreement by and between NCL (Bahamas) Ltd. and David Herrera, entered into on March 15, 2023 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 20, 2023 (File No. 001-35784))*

10.77

Employment Agreement by and between NCL (Bahamas) Ltd. and Daniel S. Farkas, effective as of July 17, 2023 (incorporated herein by reference to Exhibit 10.68 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.78

Employment Agreement by and between NCL (Bahamas) Ltd. and Patrik Dahlgren, effective as of June 12, 2023 (incorporated herein by reference to Exhibit 10.69 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.79

Employment Agreement by and between Prestige Cruise Services LLC and Jason Montague, effective as of December 31, 2024 (incorporated herein by reference to Exhibit 10.72 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 27, 2025 (File No. 001-35784))*

10.80**	Employment Agreement by and between NCL (Bahamas) Ltd. and Marc Kazlauskas, entered into on December 8, 2025*
10.81

Form of Indemnification Agreement by and between Norwegian Cruise Line Holdings Ltd. and each of its directors, executive officers and certain other officers (effective July 14, 2020) (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 001-35784))*

10.82

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 12, 2025 (File No. 001-35784))*†

10.83

Form of Notice of Grant of Option and Terms and Conditions of Option (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 8, 2013 (File No. 001-35784))*

10.84

Directors’ Compensation Policy (effective January 1, 2025) (incorporated herein by reference to Exhibit 10.76 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784)).*†

10.85

Form of Director Restricted Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.62 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 29, 2016 (File No. 001-35784))*

10.86

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2022) (incorporated herein by reference to Exhibit 10.59 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on March 1, 2022 (File No. 001-35784))*

10.87

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2023) (incorporated herein by reference to Exhibit 10.87 to Norwegian Cruise Line Holdings Ltd.’s annual report on Form 10-K filed on February 28, 2024 (File No. 001-35784))*

10.88

Form of Norwegian Cruise Line Holdings Ltd. Time-based Restricted Share Unit Award Agreement (2024) (incorporated herein by reference to Exhibit 10.6 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2024 (File No. 001-35784))*†

10.89

Form of Norwegian Cruise Line Holdings Ltd. Performance-based Restricted Share Unit Award Agreement (2024) (incorporated herein by reference to Exhibit 10.7 to Norwegian Cruise Line Holdings Ltd.’s Form 10-Q filed on May 7, 2024 (File No. 001-35784))*†

19

Norwegian Cruise Line Holdings Ltd. Insider Trading Policy (incorporated herein by reference to Exhibit 19 to Norwegian Cruise Line Holdings Ltd.’s Form 10-K filed on February 27, 2025 (File No. 001-35784))

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

(i) the Consolidated Statements of Operations of NCLC for the years ended December 31, 2025, 2024 and 2023;

(ii) the Consolidated Statements of Comprehensive Income (Loss) of NCLC for the years ended December 31, 2025, 2024 and 2023;

(iii) the Consolidated Balance Sheets of NCLC as of December 31, 2025 and 2024;

(iv) the Consolidated Statements of Cash Flows of NCLC for the years ended December 31, 2025, 2024 and 2023;

(v) the Consolidated Statements of Changes in Shareholders’ Equity of NCLC for the years ended December 31, 2025, 2024 and 2023;

(vi) the Notes to the Consolidated Financial Statements; and

(vii) Schedule II Valuation and Qualifying Accounts.

104**

The cover page from NCL Corporation Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

#     Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10).

†	Agreement restates previous versions of agreement.

*     Management contract or compensatory plan.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on March 2, 2026.

NCL CORPORATION LTD.

By:	/s/ John W. Chidsey
Name:	John W. Chidsey
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John W. Chidsey, Mark A. Kempa, Daniel S. Farkas and Faye L. Ashby, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Chidsey	Director, President and Chief Executive Officer	March 2, 2026
John W. Chidsey	(Principal Executive Officer)

/s/ Mark A. Kempa	Executive Vice President and Chief Financial Officer	March 2, 2026
Mark A. Kempa	(Principal Financial Officer)

/s/ Faye L. Ashby	Senior Vice President and Chief Accounting Officer	March 2, 2026
Faye L. Ashby	(Principal Accounting Officer)

/s/ José E. Cil	Director	March 2, 2026
José E. Cil

/s/ Harry C. Curtis	Director	March 2, 2026
Harry C. Curtis

/s/ David M. Abrams	Director	March 2, 2026
David M. Abrams

/s/ Stella David	Director and Chairperson	March 2, 2026
Stella David

/s/ Mary E. Landry	Director	March 2, 2026
Mary E. Landry

/s/ Zillah Byng-Thorne	Director	March 2, 2026
Zillah Byng-Thorne

/s/ Linda P. Jojo	Director	March 2, 2026
Linda P. Jojo

NCL Corporation Ltd.

Schedule II Valuation and Qualifying Accounts (in thousands)

Additions
		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2022	expenses (a)	accounts	Deductions (b)	December 31, 2023

Valuation allowance on deferred tax assets	$112,233	$532,390	$—	$(6,661)	$637,962

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2023	expenses (a)	accounts	Deductions (b)	December 31, 2024

Valuation allowance on deferred tax assets	$637,962	$27,605	$—	$(106,877)	$558,690

		Charged to	Charged to
	Balance	costs and	other		Balance
Description	December 31, 2024	expenses (a)	accounts	Deductions (b)	December 31, 2025

Valuation allowance on deferred tax assets	$558,690	$79,579	$—	$(35)	$638,234
(a)	Amount relates to recognition of valuation allowances on net U.S. and Bermuda deferred tax assets.
(b)	Amount relates to (i) utilization of deferred tax assets and (ii) reversal of valuation allowances.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NCL Corporation Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCL Corporation Ltd. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows, for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Ship Accounting - Ship Improvements

As described in Notes 2 and 8 to the consolidated financial statements, the Company's consolidated ship improvements balance was $3.7 billion as of December 31, 2025. The Company capitalized approximately $489.6 million of costs associated with ship improvements during the year ended December 31, 2025. Ship improvement costs that management believes add value to the ships are capitalized. The useful lives of ship improvements are estimated based on their economic lives. To determine the useful lives of ship improvements, management considers the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions.

The principal considerations for our determination that performing procedures relating to ship accounting for ship improvements is a critical audit matter are the significant judgments by management when determining (i) the useful lives of ship improvements and (ii) whether ship improvement costs add value to the ships and are capitalizable. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to (i) the appropriateness of the useful lives of ship improvements and (ii) whether ship improvement costs add value to the Company's ships and are capitalized appropriately. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the useful lives of ship improvements and whether ship improvements add value and are capitalized appropriately. These procedures also included, among others, (i) evaluating the reasonableness of the useful lives assigned to ship improvements, considering the historical useful lives of similar assets, manufacturer recommended lives, planned maintenance programs, and anticipated changes in technological conditions and (ii) evaluating whether costs capitalized extend the useful life or increase the functionality of the ship, including testing the accuracy, existence and valuation of capitalized ship improvement costs. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the assigned useful lives of ship improvements.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 2, 2026

We have served as the Company’s auditor since at least 1988. We have not been able to determine the specific year we began serving as auditor of the Company.

NCL Corporation Ltd.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue
Passenger ticket	$6,687,667	$6,415,545	$5,753,966
Onboard and other	3,139,925	3,064,106	2,795,958
Total revenue	9,827,592	9,479,651	8,549,924
Cruise operating expense
Commissions, transportation and other	1,782,004	1,917,443	1,883,279
Onboard and other	688,724	661,553	599,904
Payroll and related	1,403,056	1,344,718	1,262,119
Fuel	675,887	698,050	716,833
Food	315,460	312,992	358,310
Other	774,032	753,940	648,142
Total cruise operating expense	5,639,163	5,688,696	5,468,587
Other operating expense
Marketing, general and administrative	1,547,655	1,434,104	1,340,776
Depreciation and amortization	1,078,755	890,242	808,568
Total other operating expense	2,626,410	2,324,346	2,149,344
Operating income	1,562,019	1,466,609	931,993
Non-operating income (expense)
Interest expense, net	(971,036)	(855,347)	(835,999)
Other income (expense), net	36,062	6,980	(221,609)
Total non-operating income (expense)	(934,974)	(848,367)	(1,057,608)
Net income (loss) before income taxes	627,045	618,242	(125,615)
Income tax benefit (expense)	(3,318)	88,382	2,877
Net income (loss)	$623,727	$706,624	$(122,738)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$623,727	$706,624	$(122,738)
Other comprehensive income (loss):
Shipboard Retirement Plan	(966)	7,118	(3,413)
Cash flow hedges:
Net unrealized gain (loss)	23,232	(10,642)	(1,773)
Amount realized and reclassified into earnings	33,408	4,923	(26,173)
Total other comprehensive income (loss)	55,674	1,399	(31,359)
Total comprehensive income (loss)	$679,401	$708,023	$(154,097)

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$203,996	$184,834
Accounts receivable, net	291,659	221,412
Inventories	138,181	149,718
Prepaid expenses and other assets	498,808	447,055
Total current assets	1,132,644	1,003,019
Property and equipment, net	19,068,807	16,810,650
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,647,860	1,460,800
Total assets	$22,485,600	$19,910,758
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$875,899	$873,779
Current portion of exchangeable notes	—	618,648
Accounts payable	169,655	171,106
Accrued expenses and other liabilities	1,206,360	1,177,065
Due to NCLH	58,976	61,159
Advance ticket sales	3,200,593	3,105,964
Total current liabilities	5,511,483	6,007,721
Long-term debt	11,782,439	10,172,709
Exchangeable notes	1,925,103	1,643,864
Other long-term liabilities	1,147,875	986,786
Total liabilities	20,366,900	18,811,080
Commitments and contingencies (Note 13)
Shareholders’ equity:

Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024; Series A-3: $1,000 par value; 903,965 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 999,990 shares authorized; 0 shares issued and outstanding at December 31, 2024; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024)

	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at December 31, 2025 and December 31, 2024)	37	37
Additional paid-in capital	9,248,918	8,909,297
Accumulated other comprehensive income (loss)	(453,078)	(508,752)
Accumulated deficit	(6,677,177)	(7,300,904)
Total shareholders’ equity	2,118,700	1,099,678
Total liabilities and shareholders’ equity	$22,485,600	$19,910,758

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$623,727	$706,624	$(122,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,249,575	1,081,545	991,704
Deferred income taxes, net	249	(103,146)	—
(Gain) loss on derivatives	(214,317)	46,265	195,165
Loss on extinguishment of debt	187,491	29,267	6,701
Provision for bad debts and inventory obsolescence	3,339	6,359	6,190
Gain on involuntary conversion of assets	(2,027)	(4,771)	(6,852)
Share-based compensation expense	88,393	91,781	118,940
Net foreign currency adjustments on euro-denominated debt	135,400	(25,837)	8,188
Changes in operating assets and liabilities:
Accounts receivable, net	(73,765)	49,304	39,649
Inventories	11,024	6,950	(11,042)
Prepaid expenses and other assets	16,643	89,519	405,394
Accounts payable	(1,524)	(20,208)	(50,976)
Accrued expenses and other liabilities	(13,227)	62,733	(82,583)
Advance ticket sales	66,302	35,680	503,678
Net cash provided by operating activities	2,077,283	2,052,065	2,001,418
Cash flows from investing activities
Additions to property and equipment, net	(3,259,606)	(1,210,952)	(2,750,362)
Cash paid on settlement of derivatives	(1,884)	(1,789)	(162,942)
Acquisition, net of cash acquired	—	(27,322)	—
Other, net	(3,201)	10,675	16,161
Net cash used in investing activities	(3,264,691)	(1,229,388)	(2,897,143)
Cash flows from financing activities
Repayments of long-term debt	(8,172,855)	(2,169,045)	(3,758,234)
Proceeds from long-term debt	9,737,789	1,298,599	4,322,941
Due to NCLH, net	(2,183)	(2,230)	9,621
Contribution from NCLH	144,980	—	—
Net share settlement of restricted share units	(23,826)	(25,334)	(26,859)
Early redemption premium	(162,374)	(19,166)	—
Deferred financing fees	(314,961)	(117,140)	(196,297)
Net cash provided by (used in) financing activities	1,206,570	(1,034,316)	351,172
Net increase (decrease) in cash and cash equivalents	19,162	(211,639)	(544,553)
Cash and cash equivalents at beginning of period	184,834	396,473	941,026
Cash and cash equivalents at end of period	$203,996	$184,834	$396,473

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	$37	8,582,346	(478,792)	(7,884,790)	218,801
Share-based compensation	—	118,940	—	—	118,940
Net share settlement of restricted share units	—	(26,859)	—	—	(26,859)
Contribution from NCLH	10	(1)	—	—	9
Other comprehensive loss, net	—	—	(31,359)	—	(31,359)
Net loss	—	—	—	(122,738)	(122,738)
Balance, December 31, 2023	47	8,674,426	(510,151)	(8,007,528)	156,794
Share-based compensation	—	91,781	—	—	91,781
Net share settlement of restricted share units	—	(25,334)	—	—	(25,334)
Contribution from NCLH	146,556	21,858	—	—	168,414
Share repurchase and cancellation	(146,566)	146,566	—	—	—
Other comprehensive income, net	—	—	1,399	—	1,399
Net income	—	—	—	706,624	706,624
Balance, December 31, 2024	37	8,909,297	(508,752)	(7,300,904)	1,099,678
Share-based compensation	—	88,393	—	—	88,393
Net share settlement of restricted share units	—	(23,826)	—	—	(23,826)
Contribution from NCLH	—	275,054	—	—	275,054
Other comprehensive income, net	—	—	55,674	—	55,674
Net income	—	—	—	623,727	623,727
Balance, December 31, 2025	$37	$9,248,918	$(453,078)	$(6,677,177)	$2,118,700

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Notes to the Consolidated Financial Statements

1.          Description of Business and Organization

We are a leading global cruise company which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of December 31, 2025, we had 34 ships with approximately 71,400 Berths. The Company expects to add 17 additional ships to our fleet from 2026 through 2037.

We have three Prima Class Ships on order with currently scheduled delivery dates from 2026 through 2028. We also have orders for three new classes of ships: five Sonata Class Ships with deliveries currently scheduled from 2027 through 2037, four Prestige Class Ships with deliveries currently scheduled from 2026 through 2036 and five Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2037. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing.

In late 2023, in response to the OECD’s BEPS 2.0 Pillar 2 global tax reform, the Company restructured its organizational structure by realigning many of its operations across its three different brands into a single jurisdiction, Bermuda. In connection with the reorganization, among other steps, certain NCLC subsidiaries previously domiciled in the Isle of Man, the Cayman Islands, the Republic of the Marshall Islands, the Republic of Panama and the state of Delaware, were redomiciled to Bermuda.

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

Accounts Receivable, Net

As of December 31, 2025 and 2024, accounts receivable, net included $105.5 million and $55.0 million, respectively, of certain receivables related to owner's supply. Accounts receivable are shown net of an allowance for credit losses of $12.5 million and $15.1 million as of December 31, 2025 and 2024, respectively.

Inventories

Inventories mainly consist of provisions, supplies and fuel and are carried at the lower of cost or net realizable value using the first-in, first-out method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Expenses related to advertising costs totaled $622.1 million, $513.7 million and $512.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We have concluded that our business has three reporting units. Each brand, Oceania Cruises, Regent and Norwegian, constitutes a business for which discrete financial information is available and management regularly reviews the operating results, and therefore, each brand is considered an operating segment.

For our annual impairment evaluation, we performed a qualitative assessment for the Norwegian and Regent reporting units and for each brand’s trade names. As of October 1, 2025, our annual review supports the carrying value of these assets.

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

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions.

Revenues by destination consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America	$5,649,039	$5,318,676	$5,002,796
Europe	2,898,886	3,035,406	2,754,160
Asia-Pacific	996,748	779,484	533,484
Other	282,919	346,085	259,484
Total revenue	$9,827,592	$9,479,651	$8,549,924

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

Our chief operating decision maker (“CODM”) is the President and Chief Executive Officer who is also a Director on our Board of Directors. Our CODM uses adjusted operating income in assessing segment performance and deciding how to allocate resources. Resource allocation primarily occurs during the annual budgeting process, where capital is assigned to operations and assessed for availability in investment and financing activities. The CODM considers variances on a monthly and quarterly basis to assess performance against budget, forecast and prior year actual results. Adjusted operating income is used to assess return on invested capital, which is considered in the non-cash compensation of certain employees based on the reportable segment’s performance.

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$9,827,592	$9,479,651	$8,549,924
Cruise operating expense
Commissions, transportation and other	1,782,004	1,917,443	1,883,279
Onboard and other	688,724	661,553	599,904
Adjusted payroll and related (1)	1,379,864	1,322,465	1,241,243
Fuel	675,887	698,050	716,833
Food	315,460	312,992	358,310
Other	774,032	753,940	648,142
Adjusted total cruise operating expense	5,615,971	5,666,443	5,447,711
Other operating expense
Adjusted marketing, general and administrative (2)	1,480,244	1,361,701	1,240,400
Adjusted depreciation and amortization (3)	983,654	890,242	808,568
Adjusted total other operating expense	2,463,898	2,251,943	2,048,968
Adjusted operating income	$1,747,723	$1,561,265	$1,053,245

Adjusted operating income	$1,747,723	$1,561,265	$1,053,245
Non-cash compensation and write-off (4)	(185,704)	(94,656)	(121,252)
Interest expense, net	(971,036)	(855,347)	(835,999)
Other income (expense), net	36,062	6,980	(221,609)
Net income (loss) before income taxes	$627,045	$618,242	$(125,615)
(1)	Excludes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards for shipboard officers. We refer you to Note 11 – “Employee Benefits and Share-Based Compensation.”
(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees. We refer you to Note 11 – “Employee Benefits and Share-Based Compensation.”
(3)	Excludes losses related to the write-off of an internal use-software project. We refer you to Note 8 – “Property and Equipment, Net.”
(4)	Includes non-cash deferred compensation expenses related to the crew pension plan and non-cash share-based compensation expenses related to equity awards, which are included in payroll and related expense and marketing, general and administrative expense, and the write-off of an internal use-software project included in depreciation and amortization expense.

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Revenue attributable to U.S.-sourced guests was 84% for each of the years ended December 31, 2025, 2024 and 2023. No other individual country’s revenues exceeded 10% in any of our last three years.

Substantially all of our long-lived assets are located outside of the U.S. and consist primarily of our ships. We had 22 ships with Bahamas registry with a carrying value of $12.5 billion as of December 31, 2025 and 21 ships with Bahamas registry with a carrying value of $11.2 billion as of December 31, 2024. We had 11 ships with Marshall Islands registry with a carrying value of $4.2 billion as of December 31, 2025 and 10 ships with Marshall Islands registry with a carrying value of $3.5 billion as of December 31, 2024. We also had one ship with U.S. registry with a carrying value of $0.3 billion as of December 31, 2025 and 2024.

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

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a loss of $180.3 million, a gain of $53.3 million and a loss of $28.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activity

We enter into derivative contracts to reduce our exposure to fluctuations in foreign currency exchange rates, interest rates and fuel prices. The criteria used to determine whether a transaction qualifies for hedge accounting treatment includes critical terms match or regression analysis and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the derivative and the hedged forecasted transaction. We have elected an accounting policy to net the fair value of our derivatives when a master netting arrangement exists with our counterparties.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which updates the guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. Among other things, ASU 2025-09 expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by allowing similar risks instead of shared risks and expands hedge accounting for forecasted purchases of nonfinancial assets (for example, fuel) by permitting hedge accounting for eligible components of forecasted transactions and subcomponents of explicitly referenced components in an agreement’s pricing formula. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The update shall be applied on a prospective basis; however, upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. We will evaluate the impact of ASU 2025-09 on our consolidated financial statements.

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

During the voyage, we generate onboard and other revenue for additional products and services which are not included in the cruise fare, including casino operations, certain food and beverages, gift shop purchases, spa services, Wi-Fi services and other similar items. Food and beverage, casino operations and shore excursions are generally managed directly by us while retail shops, spa services, art auctions and Wi-Fi services may be managed through contracts with third-party concessionaires. These contracts generally entitle us to a percentage of the gross sales derived from these concessions, which is recognized on a net basis. While some onboard goods and services may be prepaid prior to the voyage, we utilize point-of-sale systems for discrete purchases made onboard. Certain of our product offerings are bundled, and we allocate the value of the bundled goods and services between passenger ticket revenue and onboard and other revenue based upon the relative standalone selling prices of those goods and services.

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

Goods and services associated with onboard revenue are generally provided at a point in time, and revenue is recognized when the performance obligation is satisfied. Onboard goods and services rendered may be paid at disembarkation. A receivable is recognized for onboard goods and services rendered when the voyage is not completed before the end of the period.

Cruises that are reserved under full ship charter agreements are subject to the payment terms of the specific agreement and may be either cancelable or non-cancelable. Deposits received on charter voyages are deferred when received and included in advance ticket sales. Deferred amounts are subsequently recognized as revenue ratably over the voyage sailing dates.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of December 31, 2025 and 2024, our receivables from customers were $102.3 million and $114.2 million, respectively, primarily related to in-transit credit card receivables.

Contract liabilities represent the Company’s obligation to transfer goods and services to a customer. A customer deposit held for a future cruise is generally considered a contract liability only when final payment is both due and paid by the customer and is usually recognized in earnings within 180 days of becoming a contract. Our contract liabilities are included within advance ticket sales. Other deposits held and included within advance ticket sales or other long-term liabilities are not considered contract liabilities as they are largely cancelable and refundable. Future cruise credits are not contracts, and therefore, these are excluded from our contract liability balance; however, the credit for the original amount paid is also included in advance ticket sales.

As of December 31, 2025, our contract liabilities were $2.3 billion. Of the amounts included within contract liabilities as of December 31, 2025, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. As of December 31, 2024, our contract liabilities were $2.2 billion. Approximately $1.9 billion of the December 31, 2024 contract liability balance has been recognized in revenue for the year ended December 31, 2025.

The addition of two new ships throughout 2025 increased the contract liability as the number of sailings available for sale increases after each new ship is delivered. Additionally, cruises for two ships on order were available for sale as of December 31, 2025.

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

Contract Costs

Management generally expects that incremental commissions and credit card fees paid as a result of obtaining ticket contracts are recoverable; therefore, we recognize these amounts as assets when they are paid prior to the voyage. Costs of air tickets, port taxes and other fees that fulfill future performance obligations are also considered recoverable and are recorded as assets. Costs incurred to obtain customers were $250.4 million and $229.6 million as of December 31, 2025 and 2024, respectively. Costs to fulfill contracts with customers were $95.9 million and $120.8 million as of December 31, 2025 and 2024, respectively. Both costs to obtain and fulfill contracts with customers are recognized within prepaid expenses and other assets. Incremental commissions, credit card fees, air ticket costs, and port taxes and fees are recognized ratably over the voyage sailing dates, concurrent with associated revenue, and are primarily in commissions, transportation and other expense.

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

The purchase price was allocated as follows (in thousands):

Assets, other than goodwill	$4,302
Goodwill	37,630
Liabilities	(9,088)
Total consideration allocated, net of $4.7 million of cash acquired	$32,844

As of December 31, 2025, the measurement period pertaining to the acquisition has ended and no adjustment was recognized. The acquisition of IMA did not have a material impact on the Company’s consolidated statements of operations.

5.          Goodwill and Trade Names

Goodwill and trade names are not subject to amortization. As of December 31, 2025 and 2024, the carrying values were $135.8 million for goodwill and $500.5 million for trade names. We evaluate goodwill and trade names for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value of a reporting unit may not be recoverable.

The carrying amounts of goodwill are as follows (in thousands):

Total
Goodwill
Accumulated impairment loss	$(1,290,797)
Balance, December 31, 2025 and 2024	135,764

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

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense	$58,544	$69,836	$54,290
Variable lease expense	35,329	33,246	25,364
Short-term lease expense	42,814	44,683	36,853

Lease balances were as follows (in thousands):

	Balance Sheet location	December 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	Other long-term assets	$1,089,709	$899,091
Current operating lease liabilities	Accrued expenses and other liabilities	32,064	27,313
Non-current operating lease liabilities	Other long-term liabilities	897,899	788,669

The increase in our right-of-use assets from December 31, 2024 to December 31, 2025 includes the right-of-use assets obtained in exchange for lease obligations included below plus prepaid rent for certain port facilities.

Supplemental cash flow and non-cash information related to leases was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$86,107	$86,566	$122,499

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	137,848	168,369	77,954

Other supplemental information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years) - operating leases	28.37	26.45	22.68
Weighted average discount rate - operating leases	6.53%	6.87%	7.92%

As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Operating
leases
2026	$90,920
2027	81,253
2028	75,468
2029	77,113
2030	79,053
Thereafter	1,757,400
Total	2,161,207
Less: Present value discount	(1,231,244)
Present value of lease liabilities	$929,963

Sales-Type Lease

We have one sales-type lease for constructed land-based transportation equipment and infrastructure. The remaining term of the lease is 17 years. At the end of the lease term, the assets shall be conveyed to the lessee. As of December 31, 2025, the lease receivable is $37.3 million and is recognized within accounts receivable, net and other long-term assets. The maturities of the lease receivable as of December 31, 2025 were as follows (in thousands):

Sales-type
lease
2026	$2,682
2027	2,682
2028	2,682
2029	2,682
2030	2,682
Thereafter	23,903
Total	$37,313

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

Leases That Have Not Yet Commenced

We have three agreements primarily related to our rights to use certain port facilities which are under construction or will be constructed in the future. The lease terms for these agreements have not commenced as of December 31, 2025. Although we have provided or may provide design input or advances related to these assets, we have determined that we do not control these assets during the period of construction. The leases are expected to commence in 2026 and 2028. These port facilities have undiscounted minimum annual guarantees of approximately $100.3 million.

In April 2025, we executed long-term leases for two of our ships. The lease for Norwegian Sky will commence in 2026, and the lease for Norwegian Sun will commence in 2027. Each lease has a term of 10 years and contains a nominal purchase option at the end of each lease term. These leases are expected to be operating leases. The aggregate undiscounted lease payments to be received throughout the terms of the agreements, including variable payments, are expected to be approximately $320 million.

7.          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,752)	$(514,890)		$6,138
Current period other comprehensive income (loss) before reclassifications	22,203	23,232		(1,029)
Amounts reclassified into earnings	33,471	33,408	(1)	63	(2)
Accumulated other comprehensive income (loss) at end of period	$(453,078)	$(458,250)	(3)	$5,172

	Year Ended December 31, 2024
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(510,151)	$(509,171)		$(980)
Current period other comprehensive income (loss) before reclassifications	(3,902)	(10,642)		6,740
Amounts reclassified into earnings	5,301	4,923	(1)	378	(2)
Accumulated other comprehensive income (loss) at end of period	$(508,752)	$(514,890)		$6,138

	Year Ended December 31, 2023
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(478,792)	$(481,225)		$2,433
Current period other comprehensive loss before reclassifications	(5,441)	(1,773)		(3,668)
Amounts reclassified into earnings	(25,918)	(26,173)	(1)	255	(2)
Accumulated other comprehensive income (loss) at end of period	$(510,151)	$(509,171)		$(980)
(1)	We refer you to Note 10 – “Fair Value Measurements and Derivatives” in these notes to consolidated financial statements for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $34.7 million of losses expected to be reclassified into earnings in the next 12 months.

8.          Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Ships	$20,729,022	$18,435,673
Ship improvements	3,747,539	3,269,898
Ships under construction	1,321,431	1,143,711
Land and land improvements	58,370	58,370
Private destinations and other	1,489,694	1,261,404
	27,346,056	24,169,056
Less: accumulated depreciation	(8,277,249)	(7,358,406)
Property and equipment, net	$19,068,807	$16,810,650

The Company capitalized approximately $489.6 million of costs associated with ship improvements, $174.4 million related to private destinations and $162.8 million associated with other information technology assets during the year ended December 31, 2025. After concluding on a re-evaluation of the approach for our information technology assets during the three months ended December 31, 2025, we recognized a write-off of $95.1 million in depreciation and amortization expense related to an internal use-software project. Repairs and maintenance expenses including Dry-dock expenses were $212.0 million, $205.9 million and $160.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were recorded within other cruise operating expense.

Ships under construction include progress payments to the shipyard, planning and design fees and other associated costs. Capitalized interest costs which were primarily associated with the construction or revitalization of ships amounted to $88.5 million, $59.9 million and $56.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9.          Long-Term Debt

Long-term debt consisted of the following:

	Interest Rate			Balance
	December 31,		Maturities	December 31,
	2025	2024	Through	2025	2024

				(in thousands)
Revolving Loan Facility	5.54%	6.77%	2030	$1,100,000	$245,000
$450.0 million 5.375% exchangeable notes (1)	—	5.38%	2025	—	616,792
$1,150.0 million 1.125% exchangeable notes (2)	1.13%	1.13%	2027	187,014	1,170,314
$473.2 million 2.50% exchangeable notes (3)	2.50%	2.50%	2027	23,377	475,406
$353.9 million 0.875% exchangeable notes (4)	0.88%	—	2030	394,901	—
$1,407.0 million 0.75% exchangeable notes (5)	0.75%	—	2030	1,319,811	—
$1,000.0 million 5.875% senior secured notes	—	5.88%	2027	—	993,581
$315.0 million 6.25% senior unsecured notes	6.25%	6.25%	2030	311,508	310,623
$600.0 million 7.75% senior unsecured notes	7.75%	7.75%	2029	596,043	594,782
$790.0 million 8.125% senior secured notes	—	8.13%	2029	—	781,372
$600.0 million 8.375% senior secured notes	—	8.38%	2028	—	593,041
$525.0 million 6.125% senior unsecured notes	6.13%	6.13%	2028	522,587	521,495
$1,425.0 million 5.875% senior unsecured notes	—	5.88%	2026	—	1,420,523
$1,200 million 5.875% senior unsecured notes	5.88%	—	2031	1,187,147	—
$1,800 million 6.75% senior unsecured notes	6.75%	—	2032	1,779,568	—
$850 million 6.25% senior unsecured notes	6.25%	—	2033	840,713	—
€529.8 million Breakaway one loan (6)	—	5.88%	2026	—	56,343
€529.8 million Breakaway two loan (6)	—	5.12%	2027	—	130,055
€590.5 million Breakaway three loan (6)	3.27%	3.47%	2027	136,998	212,637
€729.9 million Breakaway four loan (6)	3.16%	3.32%	2029	253,664	337,406
€710.8 million Seahawk 1 term loan (6)	3.99%	4.10%	2030	318,924	401,919
€748.7 million Seahawk 2 term loan (6)	3.98%	4.06%	2031	453,183	542,721
Leonardo newbuild one loan	2.68%	2.68%	2034	794,901	878,378
Leonardo newbuild two loan	2.77%	2.77%	2035	861,689	942,721
Leonardo newbuild three loan	1.83%	1.88%	2037	1,071,919	246,738
Leonardo newbuild four loan	1.96%	1.97%	2038	278,144	186,090
Explorer newbuild loan	3.76%	3.97%	2028	83,959	121,395
Splendor newbuild loan	3.20%	3.41%	2032	236,484	282,809
Grandeur newbuild loan	3.70%	3.70%	2035	423,012	462,691
Marina newbuild loan	—	6.78%	2027	—	33,696
Riviera newbuild loan	—	6.00%	2026	—	22,536
Vista newbuild loan	3.64%	3.64%	2035	468,804	515,151
Allura newbuild loan	1.50%	—	2037	623,168	—
Prestige newbuild loan	5.72%	6.38%	2038	156,239	104,269
Prestige Class 2 newbuild loan	5.72%	6.38%	2041	15,105	15,105
Sonata newbuild loan	5.72%	6.38%	2039	119,123	65,535
Arietta newbuild loan	5.72%	6.38%	2040	16,752	16,752
Finance lease and license obligations	Various	Various	2028	8,704	11,124
Total debt				14,583,441	13,309,000
Less: current portion of long-term debt				(875,899)	(1,492,427)
Total long-term debt				$13,707,542	$11,816,573
(1)	Includes a conversion option liability of $192.9 million and related debt discount of $24.3 million as of December 31, 2024.
(2)	Includes a conversion option liability of $5.7 million and related debt discount of $9.5 million as of December 31, 2025. Includes a conversion option liability of $138.1 million and related debt discount of $104.6 million as of December 31, 2024.
(3)	Includes a conversion option liability of $0.6 million and related debt discount of $1.2 million as of December 31, 2025. Includes a conversion option liability of $52.0 million and related debt discount of $44.0 million as of December 31, 2024.

(4)	Includes a conversion option liability of $97.8 million and related debt discount of $53.9 million as of December 31, 2025.
(5)	Includes a conversion option liability of $237.7 million and related debt discount of $231.9 million as of December 31, 2025.
(6)	Currently U.S. dollar-denominated.

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

The 2030 0.875% Exchangeable Notes are general senior unsecured obligations of NCLC and guaranteed by NCLH on a senior unsecured basis. Holders may exchange all or a portion of the 2030 0.875% Exchangeable Notes at the holder’s option (i) at any time prior to the close of business on the business day immediately preceding October 15, 2029, subject to the satisfaction of certain conditions and during certain periods, and (ii) on or after October 15, 2029 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange of the 2030 0.875% Exchangeable Notes, NCLC will satisfy its exchange obligation by paying cash up to the aggregate principal amount of the 2030 0.875% Exchangeable Notes to be exchanged and paying or delivering, as the case may be, cash, NCLH ordinary shares or a combination of cash and NCLH ordinary shares, at NCLC’s election, in respect of the remainder, if any, of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2030 0.875% Exchangeable Notes to be exchanged. The initial exchange rate per $1,000 principal amount of 2030 0.875% Exchangeable Notes is 38.1570 NCLH ordinary shares, which is equivalent to an initial exchange price of approximately $26.21 per ordinary share, subject to adjustment in certain circumstances. The maximum exchange rate is 52.4658 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rates referred to above are also subject to adjustment for any stock split, stock dividend or similar transaction. The 2030 0.875% Exchangeable Notes pay interest at 0.875% per annum, semiannually on April 15 and October 15 of each year, to holders of record at the close of business on the immediately preceding April 1 and October 1, respectively.

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

In September 2025, NCLC issued approximately $1.4 billion in aggregate principal amount of 2030 0.750% Exchangeable Notes due September 15, 2030. The 2030 0.750% Exchangeable Notes are general senior unsecured obligations of NCLC and guaranteed by NCLH on a senior unsecured basis. Holders may exchange all or a portion of the 2030 0.750% Exchangeable Notes at the holder’s option (i) at any time prior to the close of business on the business day immediately preceding March 15, 2030, subject to the satisfaction of certain conditions and during certain periods, and (ii) on or after March 15, 2030 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange of the 2030 0.750% Exchangeable Notes, NCLC will satisfy its exchange obligation by paying cash up to the aggregate principal amount of the 2030 0.750% Exchangeable Notes to be exchanged and paying or delivering, as the case may be, cash, NCLH ordinary shares or a combination of cash and NCLH ordinary shares, at NCLC’s election, in respect of the remainder, if any, of NCLC’s exchange obligation in excess of the aggregate principal amount of the 2030 0.750% Exchangeable Notes to be exchanged. The initial exchange rate per $1,000 principal amount of 2030 0.750% Exchangeable Notes is 29.1189 NCLH ordinary shares, which is equivalent to an initial exchange price of approximately $34.34 per ordinary share, subject to adjustment in certain circumstances. The maximum exchange rate is 40.7664 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rates referred to above are also subject to adjustment for any stock split, stock dividend or similar transaction. The 2030 0.750% Exchangeable Notes pay interest at 0.750% per annum, semiannually on March 15 and September 15 of each year, to holders of record at the close of business on the immediately preceding March 1 and September 1, respectively.

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

Exchangeable Notes

Each of the exchangeable notes contain conversion options that may be settled with NCLH’s ordinary shares. As the options are both indexed to and settled in ordinary shares of NCLH, they are accounted for separately as derivatives for NCLC. We recognize debt conversion options within current portion of exchangeable notes and exchangeable notes. Refer to Note 10— “Fair Value Measurements and Derivatives.”

As of December 31, 2025, NCLC had outstanding $192.0 million aggregate principal amount of 1.125% exchangeable senior notes due February 15, 2027 (the “2027 1.125% Exchangeable Notes”). The 2027 1.125% Exchangeable Notes are guaranteed by NCLH on a senior basis. Holders may exchange their 2027 1.125% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. Upon exchange, the preference shares will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 1.125% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The initial exchange rate is 29.6850 ordinary shares per $1,000 principal amount of 2027 1.125% Exchangeable Notes (equivalent to an initial exchange price of approximately $33.69 per ordinary share). The maximum exchange rate is 42.3012 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rates referred to above are also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 1.125% Exchangeable Notes pay interest at 1.125% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

As of December 31, 2025, NCLC had outstanding $24.1 million in aggregate principal amount of 2.5% exchangeable senior notes due February 15, 2027 (the “2027 2.5% Exchangeable Notes”). The 2027 2.5% Exchangeable Notes are guaranteed by NCLH on a senior basis. At their option, holders may exchange their 2027 2.5% Exchangeable Notes for, at the election of NCLC, cash, ordinary shares of NCLH or a combination of cash and ordinary shares of NCLH, at any time prior to the close of business on the business day immediately preceding August 15, 2026, subject to the satisfaction of certain conditions and during certain periods, and on or after August 15, 2026 until the close of business on the business day immediately preceding the maturity date, regardless of whether such conditions have been met. If NCLC elects to satisfy its exchange obligation solely in ordinary shares or in a combination of ordinary shares and cash, upon exchange, the 2027 2.5% Exchangeable Notes will convert into redeemable preference shares of NCLC, which will be immediately and automatically exchanged, for each $1,000 principal amount of exchanged 2027 2.5% Exchangeable Notes, into a number of NCLH’s ordinary shares based on the exchange rate. The exchange rate initially will be 28.9765 ordinary shares per $1,000 principal amount of 2027 2.5% Exchangeable Notes (equivalent to an initial exchange price of approximately $34.51 per ordinary share). The maximum exchange rate is 44.1891 and reflects potential adjustments to the initial exchange rate, which would only be made in the event of certain make-whole fundamental changes or tax redemption events. The exchange rates referred to above are also subject to adjustment for any stock split, stock dividend or similar transaction. The 2027 2.5% Exchangeable Notes pay interest at 2.5% per annum, semiannually on February 15 and August 15 of each year, to holders of record at the close of business on the immediately preceding February 1 and August 1, respectively.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2025 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	$192,037	$(10,740)	$181,297	$190,988	Level 2
2027 2.5% Exchangeable Notes	24,138	(1,397)	22,741	24,285	Level 2
2030 0.875% Exchangeable Notes	353,876	(56,747)	297,129	387,692	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(324,902)	1,082,098	1,354,111	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2024 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2025 Exchangeable Notes (1)	$449,990	$(26,141)	$423,849	$641,560	Level 2
2027 1.125% Exchangeable Notes	1,150,000	(117,743)	1,032,257	1,177,347	Level 2
2027 2.5% Exchangeable Notes	473,175	(49,733)	423,442	492,395	Level 2
(1)	The exchangeable notes are convertible into redeemable preference shares of NCLC. Upon conversion, the preference shares are immediately and automatically exchanged, for each $1,000 principal amount of exchangeable notes, into a certain number of NCLH’s ordinary shares based on the applicable exchange rate. Upon NCLH’s receipt of the NCLC preference shares, each preference share will be immediately re-designated into an ordinary share of NCLC of par value $1,000 per share and then subdivided into 833,333 ordinary shares of NCLC of par value $0.0012 per share (the “re-designation”). After the re-designation, the NCLC ordinary shares are repurchased for nominal consideration and cancelled. During the three months ended September 30, 2025, substantially all the remaining holders of the 2025 Exchangeable Notes elected to exchange their notes for 96,012 series A-3 preference shares, which were issued and subsequently re-designated and subdivided, and the newly issued ordinary shares of NCLC were then repurchased and cancelled. The remaining unexchanged notes were repaid in cash at maturity.

The following provides a summary of the interest expense recognized related to the exchangeable notes (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Coupon interest	$31,715	$52,222	$57,750
Amortization of debt discount, including deferred financing fees	96,290	119,119	120,137
Total	$128,005	$171,341	$177,887

The effective interest rate is 6.28%, 7.88%, 5.04% and 6.45% for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

Interest Expense

Interest expense, net for the year ended December 31, 2025 was $971.0 million which included $85.6 million of amortization of deferred financing fees and an approximately $202.5 million loss on extinguishment of debt. Interest expense, net for the year ended December 31, 2024 was $855.3 million which included $82.1 million of amortization of deferred financing fees and a $29.3 million loss on extinguishment and modification of debt. Interest expense, net for the year ended December 31, 2023 was $836.0 million which included $73.4 million of amortization of deferred financing fees and a $8.8 million loss on extinguishment and modification of debt.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, portions of which can be settled in NCLH ordinary shares, and finance lease obligations as of December 31, 2025 for each of the next five years (in thousands):

Year	Amount
2026	$875,899
2027	1,036,770
2028	1,271,964
2029	1,297,287
2030	3,805,032
Thereafter	6,707,657
Total	$14,994,609

We had an accrued interest liability of $181.2 million and $202.6 million as of December 31, 2025 and 2024, respectively.

Debt Covenants

As of December 31, 2025, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of December 31, 2025, we had fuel swaps designated as hedges, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 694 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of December 31, 2025, we had fuel swaps pertaining to approximately 51 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through October 31, 2027.

As of December 31, 2025, we had foreign currency forwards and collars designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of these foreign currency contracts were €1.0 billion, or $1.2 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025.

As of December 31, 2025, we also had foreign currency forwards not designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to principal and interest of debt denominated in euros. The notional amount of these foreign currency contracts were €79.7 million, or $93.6 million based on the euro/U.S. dollar exchange rate as of December 31, 2025.

As of December 31, 2025, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of December 31, 2025 were 5.7 million, 0.7 million, 13.5 million and 41.0 million NCLH shares for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes, and 2030 0.750% Exchangeable Notes, respectively.

Derivatives measured at fair value and the respective locations in the consolidated balance sheets includes the following (in thousands):

		Assets		Liabilities
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2025	2024	2025	2024
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$1,576	$—	$1,798
	Other long-term assets	—	650	—	208
	Accrued expenses and other liabilities	116	488	16,302	12,955
	Other long-term liabilities	—	648	7,829	2,030
Foreign currency contracts
	Prepaid expenses and other assets	33,307	—	—	—
	Accrued expenses and other liabilities	—	—	2,434	1,567
	Other long-term liabilities	—	—	—	17,427
Total derivatives designated as hedging instruments		$33,423	$3,362	$26,565	$35,985

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$—	$234	$—	$—
	Accrued expenses and other liabilities	—	—	1,024	390
	Other long-term liabilities	—	—	114	35
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	594	—
Debt conversion options
	Current portion of exchangeable notes	—	—	—	192,942
	Exchangeable notes	—	—	341,838	190,022
Total derivatives not designated as hedging instruments		$—	$234	$343,570	$383,389
Total derivatives		$33,423	$3,596	$370,135	$419,374

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$33,307	$—	$33,307	$(33,307)	$—
Liabilities	370,135	(116)	370,019	(344,866)	25,153

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2024	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$2,460	$(2,006)	$454	$—	$454
Liabilities	417,368	(1,136)	416,232	(401,958)	14,274

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

				Location of Gain
				(Loss) Reclassified
				from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)			Other Comprehensive	from Accumulated Other
	Recognized in Other			Income (Loss) into	Comprehensive
Derivatives	Comprehensive Income (Loss)			Income	Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Fuel contracts	$(29,823)	$9,482	$(15,144)	Fuel	$(15,531)	$12,321	$39,138
Fuel contracts	—	—	—	Other income (expense), net	(1,402)	(766)	(146)
Foreign currency contracts	53,055	(20,124)	13,371	Depreciation and amortization	(16,475)	(16,478)	(12,819)
Total gain (loss) recognized in other comprehensive income (loss)	$23,232	$(10,642)	$(1,773)		$(33,408)	$(4,923)	$26,173

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2025
		Depreciation
		and	Other Income
	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$675,887	$1,078,755	$36,062

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	(15,531)	—	—
Foreign currency contracts	—	(16,475)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(1,402)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2024
		Depreciation
		and	Other Income
	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$698,050	$890,242	$6,980

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	12,321	—	—
Foreign currency contracts	—	(16,478)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(766)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Year Ended December 31, 2023
		Depreciation
		and	Other Income
	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$716,833	$808,568	$(221,609)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	39,138	—	—
Foreign currency contracts	—	(12,819)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	(146)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss)	2025	2024	2023
Derivatives not designated as hedging instruments
Debt conversion options	Other income (expense), net	214,706	(47,244)	(181,405)

Long-Term Debt

As of December 31, 2025 and 2024, the fair value of our long-term debt, including the current portion, was $14.1 billion and $12.8 billion, respectively, which was $0.9 billion and $0.8 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level

2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Non-Recurring Measurements of Non-Financial Assets

Goodwill and other indefinite-lived assets, principally trade names, are reviewed for impairment on an annual basis or earlier if there is an event or change in circumstances that would indicate that the carrying value of these assets may not be fully recoverable.

We believe our estimates and judgments with respect to our long-lived assets, principally ships, and goodwill and other indefinite-lived intangible assets are reasonable. Nonetheless, if there was a material change in assumptions used in the determination of such fair values or if there is a material change in the conditions or circumstances that influence such assets, we could be required to record an impairment charge. We estimate fair value based on the best information available utilizing estimates, judgments and projections as necessary. As of October 1, 2025, our annual review supports the carrying value of these assets.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

11.          Employee Benefits and Share-Based Compensation

Amended and Restated 2013 Performance Incentive Plan

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which as amended and restated through 2024 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 45,009,006 NCLH ordinary shares that could have been delivered pursuant to all awards granted under the plan. In June 2025, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 3,000,000, resulting in an increase in the maximum aggregate limit to 48,009,006 NCLH ordinary shares. Additionally, the expiration date of the Restated 2013 Plan was extended to the close of business on February 5, 2035. Share options under the plan are granted with an exercise price equal to the closing market price of NCLH shares at the date of grant. The vesting period for time-based options is typically set at three or four years with a contractual life of 10 years. The vesting period for time-based and performance-based restricted share units is generally three years. Forfeited awards will be available for subsequent awards under the Restated 2013 Plan.

NCLH Share Option Awards

There were no share option awards granted for the years ended December 31, 2025, 2024 and 2023. The following table sets forth a summary of option activity under NCLH’s Restated 2013 Plan for the period presented:

	Number of Share	Weighted-Average	Weighted-
	Option Awards	Exercise Price	Average	Aggregate
	Time-	Time-	Contractual	Intrinsic
	Based	Based	Term	Value
	Awards	Awards	(years)	(in thousands)
Outstanding as of January 1, 2025	2,173,443	$55.20	0.61	$—
Forfeited and cancelled	(1,875,107)	56.01
Outstanding as of December 31, 2025	298,336	$50.12	0.16	$—
Vested and expected to vest as of December 31, 2025	298,336	$50.12	0.16	$—
Exercisable as of December 31, 2025	298,336	$50.12	0.16	$—

There were no share options exercised or cash received by the Company from exercises during 2025, 2024 or 2023. As of December 31, 2025, there was no unrecognized compensation cost, related to options granted under our share-based incentive plans.

Restricted Share Unit (“RSU”) Awards

In March 2025, NCLH granted 4.5 million time-based RSU awards to our employees, which primarily vest in substantially equal installments over three years. Also, in March 2025, NCLH granted 1.1 million performance-based RSU awards to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2027 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2028.

The fair value of the time-based and performance-based RSUs is equal to the closing market price of NCLH shares at the date of grant. The performance-based RSUs awarded to certain members of our management team are subject to performance conditions such that the number of shares that ultimately vest depends on financial metrics including Adjusted EPS, adjusted operational EBITDA margin, net leverage and adjusted return on invested capital (each as defined in the relevant award agreements) achieved by NCLH during the performance period compared to targets established at the award date or other non-financial targets. Although the terms of the performance-based RSU awards provide the compensation committee with the discretion to make certain adjustments to the performance calculation, a mutual understanding of the key terms and conditions of these awards has been ascertained. NCLH remeasures the probability and the cumulative share-based compensation expense of the awards each reporting period until vesting or forfeiture occurs.

The following table sets forth a summary of NCLH RSU activity for the period presented:

	Number of	Weighted-	Number of		Weighted-
	Time-Based	Average Grant	Performance-		Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value
Non-vested as of January 1, 2025	8,923,718	$17.68	2,265,422		$18.04
Granted	4,687,416	21.98	1,167,962	(1)	22.10
Vested	(4,274,579)	17.52	(376,068)		18.48
Forfeited or expired	(798,899)	19.47	(535,780)		17.54
Non-vested as of December 31, 2025	8,537,656	$19.95	2,521,536		$19.97
Non-vested and expected to vest as of December 31, 2025	8,537,656	$19.95	1,720,789		$19.03
(1)	Number of performance-based RSU awards included assumes maximum achievement of performance targets.

As of December 31, 2025, there were total unrecognized compensation costs related to non-vested time-based and non-vested performance-based RSUs of $101.7 million and $10.9 million, respectively. The costs are expected to be recognized over a weighted-average period of 1.8 years for time-based RSUs and 1.5 years for performance-based RSUs. Taxes paid pursuant to net share settlements in 2025, 2024 and 2023 were $23.8 million, $25.3 million and $26.9 million, respectively.

The compensation expense recognized for share-based compensation for the periods presented include the following (in thousands):

	Year Ended December 31,
Classification of expense	2025	2024	2023

Payroll and related (1)	$20,982	$19,378	$18,564
Marketing, general and administrative (2)	67,411	72,403	100,376
Total share-based compensation expense	$88,393	$91,781	$118,940
(1)	Amounts relate to equity granted to certain of our shipboard officers.
(2)	Amounts relate to equity granted to certain of our corporate employees.

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

We maintain a 401(k) Plan for our shoreside employees, including our executive officers. Participants may contribute up to 100% of eligible compensation each pay period, subject to certain limitations. In 2023, we temporarily paused our matching contributions under the 401(k) Plan, which we reinstated for 2024 and 2025. We made matching contributions equal to 100% of the first 3% and 50% of amounts greater than 3% to and including 10% of each participant’s contributions subject to certain limitations. In addition, we may make discretionary supplemental contributions to the 401(k) Plan, which shall be allocated pro rata to each eligible participant based on the compensation of the participant relative to the total compensation of all participants. Our matching contributions are vested according to a five-year schedule. The 401(k) Plan is subject to the provisions of ERISA and is intended to be qualified under section 401(a) of the U.S. Internal Revenue Code (the “Code”). We recorded total expenses related to the above 401(k) Plan of $15.3 million, $13.3 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Effective January 2009, we implemented the Shipboard Retirement Plan which computes benefits based on years of service, subject to eligibility requirements. The Shipboard Retirement Plan is unfunded with no plan assets. The current portion of the projected benefit obligation of $1.9 million and $1.7 million was included in accrued expenses and other liabilities as of December 31, 2025 and 2024, respectively, and $32.8 million and $29.5 million was included in other long-term liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

The amounts related to the Shipboard Retirement Plan were as follows (in thousands):

	As of or for the Year Ended December 31,
	2025	2024	2023
Pension expense:
Service cost	$2,210	$2,875	$2,312
Interest cost	1,679	1,677	1,472
Amortization of prior service cost	378	378	378
Amortization of actuarial gain	(315)	—	(123)
Total pension expense	$3,952	$4,930	$4,039
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$31,233	$34,404	$28,765
Service cost	2,210	2,875	2,312
Interest cost	1,679	1,677	1,472
Actuarial (gain) loss	1,029	(6,740)	3,668
Direct benefit payments	(1,422)	(983)	(1,813)
Projected benefit obligation at end of year	$34,729	$31,233	$34,404
Amounts recognized in the consolidated balance sheets:
Projected benefit obligation	$34,729	$31,233	$34,404

	For the Year Ended December 31,
	2025	2024	2023
Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(1,513)	$(1,891)	$(2,269)
Accumulated actuarial gain	6,685	8,029	1,289
Accumulated other comprehensive income (loss)	$5,172	$6,138	$(980)

The discount rates used in the net periodic benefit cost calculation for the years ended December 31, 2025, 2024 and 2023 were 5.5%, 5.0% and 5.3%, respectively, and the average future years of service is 15 years. The discount rate is used to measure and recognize obligations, including adjustments to other comprehensive income (loss), and to determine expense during the periods. It is determined by using bond indices which reflect yields on a broad maturity and industry universe of high-quality corporate bonds.

The pension benefits expected to be paid in each of the next five years and in aggregate for the five years thereafter are as follows (in thousands):

Year	Amount
2026	$1,894
2027	2,146
2028	2,445
2029	2,875
2030	3,120
Next five years	20,051

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

On December 27, 2023, the Bermuda Act was enacted in Bermuda. Under the Bermuda Act, the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. Although the Government of Bermuda has released limited guidance with respect to specific provisions of the Bermuda Act as well as regulatory guidance, it is anticipated that further administrative guidance as well as regulatory guidance will be released over the course of the 2026 calendar year and beyond.

As enacted, the Bermuda Act makes it clear that any corporate income tax liability is due regardless of the above assurances under the Exempted Undertakings Tax Protection Act 1966. Therefore, NCLC and its Bermuda subsidiaries became subject to the Bermuda corporate income tax effective as of January 1, 2025.

The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. We believe we met the necessary requirements to qualify for the international shipping income exclusion.

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

The global minimum tax rules include three Pillar 2 taxing mechanisms to ensure large multinational businesses pay a minimum effective tax rate of 15% on their profits worldwide. The primary taxing mechanism is the QDMTT. No other taxing mechanisms apply to constituent entities that are tax residents in a jurisdiction that has enacted a QDMTT. Since Bermuda has not implemented a QDMTT, there are two other taxing mechanisms that could apply such as the IIR or the UTPR. Even though NCLC and its subsidiaries became subject to the UTPR effective January 1, 2025, the Company did not recognize an impact from the UTPR mechanism for the year ended December 31, 2025. The primary reason for this result is due to the Pillar 2 shipping income exclusion, under which a significant portion of the Company’s income is excluded from the minimum tax calculation.

For the taxable years ended 2025, 2024 and 2023, NCLC was treated as a disregarded entity for U.S. federal income tax purposes and will be going forward. Two of NCLC’s subsidiaries file a U.S. federal income tax return.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires improvements to the effectiveness of income tax disclosures. The amendments in this update were effective for year ended December 31, 2025 and have been applied on a prospective basis.

The components of net income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Bermuda	$600,193	$—	$—
Foreign	26,852	618,242	(125,615)
Net income (loss) before income taxes	$627,045	$618,242	$(125,615)

The components of the provision for income taxes consisted of the following benefit (expense) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Bermuda	$—	$—	$—
Foreign
United States - Federal and state	(765)	(2,752)	(104)
Other	(3,007)	(13,046)	2,849
Total current:	(3,772)	(15,798)	2,745
Deferred:
Bermuda	—	—	—
Foreign
United States - Federal and state	(153)	104,527	104
Other	607	(347)	28
Total deferred:	454	104,180	132
Income tax benefit (expense)	$(3,318)	$88,382	$2,877

Our reconciliation of income tax expense computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Tax at Bermuda statutory rate	$(94,056)	15%
Nontaxable or nondeductible items
International shipping income exclusion (1)	141,821	(23)
Unrealized gains on debt conversion options	32,206	(5)
Foreign tax effects
Other foreign income taxed at different rates	(3,318)	1
Change in valuation allowance	(79,579)	13
Other adjustments	(392)	—
Income tax benefit (expense)	$(3,318)	1%
(1)	The international shipping income exclusion exempts 100% of shipping income from taxation. Net income before income taxes includes both shipping and non-shipping income. After an allocation of deductible indirect costs between shipping and non-shipping income, the exclusion of the exempt shipping income from taxable income resulted in a loss for income tax purposes related to non-exempt income.

Our reconciliation of income tax benefit (expense) computed by applying our Bermuda statutory rate and reported income tax benefit (expense) was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at Bermuda statutory rate	$—	$—
Foreign income taxes at different rates	(20,778)	(7,908)
Tax contingencies	320	—
Return to provision adjustments	2,272	8,835
Change in tax laws	15,389	532,387
Valuation allowance	91,179	(530,437)
Income tax benefit (expense)	$88,382	$2,877

Deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Loss carryforwards	$767,513	$690,861
Other	15,698	16,403
Valuation allowance	(638,234)	(558,690)
Total net deferred assets	144,977	148,574
Deferred tax liabilities:
Property and equipment	(39,827)	(44,652)
Total deferred tax liabilities	(39,827)	(44,652)
Net deferred tax asset	$105,150	$103,922

We have U.S. net operating loss carryforwards of $621.9 million and $671.4 million for the years ended December 31, 2025 and 2024, respectively, which begin to expire in 2031, a portion of which relate to PCI discussed further below. As described above, as a result of the new corporate income tax legislation enacted in Bermuda on December 27, 2023, we had Bermuda opening tax loss carryforwards of $4.2 billion and $3.7 billion as of December 31, 2025 and 2024, respectively, which can be carried forward indefinitely. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlook for the cruise industry and broader economy. Based on the weight of available evidence, we maintained a full valuation allowance by recognizing a valuation allowance in the fourth quarters of 2025, 2024 and 2023 of $79.6 million $15.4 million and $532.4 million, respectively, with respect to our Bermuda net deferred tax assets.

Included above are deferred tax assets associated with PCI. We have U.S. net operating loss carryforwards of $120.5 million and $155.0 million for the years ended December 31, 2025 and 2024, respectively, which begin to expire in 2031. Utilization of the PCI net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously and/or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Ownership changes may limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If we have experienced an ownership change, utilization of PCI’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. We implemented certain tax restructuring strategies that created our ability to utilize the net operating loss carryforwards of PCI, for which we had previously provided a full valuation allowance.

For a majority of our subsidiaries, we do not expect to incur income taxes on future distribution of undistributed earnings. For all other subsidiaries no deferred income taxes have been provided for future distributions of undistributed earnings as we are considered indefinitely reinvested, and quantification of the deferred income taxes is not practicable.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years prior to 2022, except for years in which NOLs generated prior to 2022 are utilized.

We derive our income from the international operation of ships. We are engaged in a trade or business in the U.S. and receive income from sources within the U.S. U.S. taxes related to this activity are reflected in NCLH’s consolidated filings. Under Section 883, certain foreign corporations are exempt from U. S. federal income or branch profits tax on U.S.-source income derived from or incidental to the international operation of ships. Applicable U.S. treasury regulations provide that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (i) the foreign country in which the corporation is organized grants an equivalent exemption for income from the international operation of ships to corporations organized in the U.S., and (ii) the foreign corporation has one or more classes of stock that are “primarily and regularly traded on an established securities market” in the U.S. or another qualifying country. We believe that we qualify for the benefits of Section 883 because we are incorporated in a qualifying country and our ordinary shares are primarily and regularly traded on an established securities market in the U.S.

13.         Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have three Prima Class Ships on order, each ranging from approximately 154,000 to 170,000 Gross Tons with 3,565 to 3,880 Berths, with currently scheduled delivery dates from 2026 through 2028. For the Norwegian brand, we also have an order for five additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2037. For the Oceania Cruises brand, we have an order for five Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2037. For the Regent Seven Seas Cruises brand, we have an order for four Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates from 2026 through 2036. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of December 31, 2025, the combined contract prices, including amendments and change orders, of the 13 ships on order that are effective were approximately €18.3 billion, or $21.5 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. For ships with effective orders, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we currently have obtained export credit financing which is expected to fund approximately 80% of each contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of December 31, 2025, minimum annual payments for non-cancelable ship construction contracts were as follows (in thousands):

Year	Amount
2026	$2,319,155
2027	2,472,887
2028	1,510,036
2029	1,313,018
2030	3,330,717
Thereafter	9,447,869
Total minimum annual payments	$20,393,682

Port Facility Commitments

As of December 31, 2025, future commitments to pay for usage of certain port facilities were as follows (in thousands):

Year	Amount
2026	$86,837
2027	59,886
2028	45,327
2029	41,145
2030	42,102
Thereafter	1,012,222
Total port facility future commitments	$1,287,519

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

In addition, our brands have a legal requirement to maintain security guarantees based on cruise business originated from the U.K., and we are required to establish financial responsibility by certain jurisdictions to meet liability in the event of non-performance of our obligations to passengers from those jurisdictions. As of December 31, 2025, we have in place approximately £72.2 million of security guarantees for our brands as well as a consumer protection policy covering up to £143.8 million. The Company has provided approximately $1.0 million in cash to secure all the financial security guarantees required.

From time to time, various other regulatory and legislative changes have been or may in the future be proposed that may have an effect on our operations in the U.S. and the cruise industry in general.

Litigation

Investigations

In March 2020, the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. The Company is cooperating with these ongoing investigations, and currently has a draft settlement agreement that it expects to finalize later this year.

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On June 30, 2023, the Company filed its opening appellate brief with the United States Court of Appeals for the Eleventh Circuit. On September 29, 2023, the plaintiff filed its answering brief responding to the Company’s opening brief in the Eleventh Circuit. On May 17, 2024, the Eleventh Circuit heard oral argument on the matter. On October 22, 2024, the Eleventh Circuit reversed the trial court in the pending matter and dismissed the claim. On March 6, 2025, the plaintiff filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking to overturn the Eleventh Circuit’s dismissal of the matter. On October 3, 2025, the plaintiff’s Petition for Writ of Certiorari was granted by the Supreme Court of the United States, and oral argument took place on February 23, 2026. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of December 31, 2025, the Company was not required to maintain any reserve funds.

14.         Other Income (Expense), Net

Other income (expense), net was income of $36.1 million, income of $7.0 million, and expense of $221.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, the income was primarily due to net gains from debt conversion options partially offset by net losses on foreign currency remeasurements. In 2024, the income was primarily due to net gains from foreign currency remeasurements partially offset by net losses from debt conversion options. In 2023, the income or expense was primarily due to net gains and losses from conversion options.

15.         Concentration Risk

We contract with a single vendor to provide many of our hotel and restaurant services including both food and labor costs. We incurred expenses of $244.0 million, $223.4 million and $203.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are recorded in payroll and related in our consolidated statements of operations.

16.         Supplemental Cash Flow Information

For the year ended December 31, 2025, we had non-cash investing activities related to property and equipment of $60.5 million. For the year ended December 31, 2025, we paid foreign income taxes of $17.4 million and interest and related fees, net of capitalized interest, of $952.0 million including the early redemption premiums.

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