Form 10-Q
period 2026-03-31
NCL CORP Ltd.
filed 2026-05-04
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 31,164,004 ordinary shares outstanding as of April 22, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Passenger ticket	$1,542,321	$1,418,684
Onboard and other	788,900	708,869
Total revenue	2,331,221	2,127,553
Cruise operating expense
Commissions, transportation and other	397,605	395,343
Onboard and other	151,868	138,858
Payroll and related	380,216	334,504
Fuel	168,926	175,014
Food	80,682	75,588
Other	198,584	184,631
Total cruise operating expense	1,377,881	1,303,938
Other operating expense
Marketing, general and administrative	459,324	391,238
Depreciation and amortization	260,716	231,297
Total other operating expense	720,040	622,535
Operating income	233,300	201,080
Non-operating income (expense)
Interest expense, net	(184,447)	(244,222)
Other income (expense), net	166,219	245,186
Total non-operating income (expense)	(18,228)	964
Net income before income taxes	215,072	202,044
Income tax benefit (expense)	(840)	795
Net income	$214,232	$202,839

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$214,232	$202,839
Other comprehensive income:
Shipboard Retirement Plan	43	16
Cash flow hedges:
Net unrealized gain	125,139	30,825
Amount realized and reclassified into earnings	(1,589)	4,073
Total other comprehensive income	123,593	34,914
Total comprehensive income	$337,825	$237,753

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$179,200	$203,996
Accounts receivable, net	277,100	291,659
Inventories	162,718	138,181
Prepaid expenses and other assets	682,959	498,808
Total current assets	1,301,977	1,132,644
Property and equipment, net	20,189,081	19,068,807
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,613,128	1,647,860
Total assets	$23,740,475	$22,485,600
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$959,304	$875,899
Current portion of exchangeable notes	208,970	—
Accounts payable	184,672	169,655
Accrued expenses and other liabilities	1,137,191	1,206,360
Due to NCLH	58,965	58,976
Advance ticket sales	3,718,873	3,200,593
Total current liabilities	6,267,975	5,511,483
Long-term debt	12,246,225	11,782,439
Exchangeable notes	1,610,581	1,925,103
Other long-term liabilities	1,165,871	1,147,875
Total liabilities	21,290,652	20,366,900
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025; Series A-3: $1,000 par value; 903,965 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at March 31, 2026 and December 31, 2025)	37	37
Additional paid-in capital	9,242,216	9,248,918
Accumulated other comprehensive income (loss)	(329,485)	(453,078)
Accumulated deficit	(6,462,945)	(6,677,177)
Total shareholders’ equity	2,449,823	2,118,700
Total liabilities and shareholders’ equity	$23,740,475	$22,485,600

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$214,232	$202,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	299,848	276,885
Gain on derivatives	(127,729)	(269,185)
Loss on extinguishment of debt	—	49,529
Share-based compensation expense	23,365	20,281
Net foreign currency adjustments on euro-denominated debt	(37,638)	16,013
Other, net	4,025	838
Changes in operating assets and liabilities:
Accounts receivable, net	13,690	(50,220)
Inventories	(27,654)	(6,135)
Prepaid expenses and other assets	(89,326)	(75,681)
Accounts payable	33,595	10,700
Accrued expenses and other liabilities	(32,259)	(162,464)
Advance ticket sales	537,364	665,933
Net cash provided by operating activities	811,513	679,333
Cash flows from investing activities
Additions to property and equipment, net	(1,436,667)	(1,525,220)
Other, net	(3,156)	(7,022)
Net cash used in investing activities	(1,439,823)	(1,532,242)
Cash flows from financing activities
Repayments of long-term debt	(608,410)	(2,723,237)
Proceeds from long-term debt	1,260,848	3,679,114
Due to NCLH, net	(11)	(113)
Net share settlement of restricted share units	(30,055)	(23,803)
Early redemption premium	—	(38,379)
Deferred financing fees and other	(18,858)	(47,078)
Net cash provided by financing activities	603,514	846,504
Net decrease in cash and cash equivalents	(24,796)	(6,405)
Cash and cash equivalents at beginning of period	203,996	184,834
Cash and cash equivalents at end of period	$179,200	$178,429

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2026
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	$37	$9,248,918	$(453,078)	$(6,677,177)	$2,118,700
Share-based compensation	—	23,365	—	—	23,365
Net share settlement of restricted share units	—	(30,055)	—	—	(30,055)
Other	—	(12)	—	—	(12)
Other comprehensive income, net	—	—	123,593	—	123,593
Net income	—	—	—	214,232	214,232
Balance, March 31, 2026	$37	$9,242,216	$(329,485)	$(6,462,945)	$2,449,823

	Three Months Ended March 31, 2025
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	$37	$8,909,297	$(508,752)	$(7,300,904)	$1,099,678
Share-based compensation	—	20,281	—	—	20,281
Net share settlement of restricted share units	—	(23,803)	—	—	(23,803)
Other comprehensive income, net	—	—	34,914	—	34,914
Net income	—	—	—	202,839	202,839
Balance, March 31, 2025	$37	$8,905,775	$(473,838)	$(7,098,065)	$1,333,909

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

1.            Description of Business and Organization

We are a leading global cruise company, which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of March 31, 2026, we had 35 ships with approximately 75,000 Berths. The Company has orders for 16 additional ships to be delivered from 2026 through 2037.

We have two Prima Class Ships on order with currently scheduled delivery dates in 2027 and 2028. We also have orders for three new classes of ships: five Sonata Class Ships with deliveries currently scheduled from 2027 through 2037, four Prestige Class Ships with deliveries currently scheduled from 2026 through 2036 and five Norwegian Cruise Line ships with deliveries currently scheduled from 2030 through 2037. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship that are both to be delivered in 2037 will be effective upon financing.

2.            Summary of Significant Accounting Policies

Liquidity

As of March 31, 2026, we had liquidity of approximately $1.6 billion, including cash and cash equivalents of $179.2 million and $1.4 billion available under our Revolving Loan Facility. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

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

Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire fiscal year. Historically, demand for cruises has been strongest during the Northern Hemisphere’s summer months. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in our most recent Annual Report on Form 10-K filed with the SEC on March 2, 2026.

Segment Reporting

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income before income taxes (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$2,331,221	$2,127,553
Cruise operating expense
Commissions, transportation and other	397,605	395,343
Onboard and other	151,868	138,858
Adjusted payroll and related (1)	374,379	329,127
Fuel	168,926	175,014
Food	80,682	75,588
Other	198,584	184,631
Adjusted total cruise operating expense	1,372,044	1,298,561
Other operating expense
Adjusted marketing, general and administrative (2)	425,923	375,781
Depreciation and amortization	260,716	231,297
Adjusted total other operating expense	686,639	607,078
Adjusted operating income	$272,538	$221,914

Adjusted operating income	$272,538	$221,914
Non-cash compensation, severance and professional advisory fees (3)	(39,238)	(20,834)
Interest expense, net	(184,447)	(244,222)
Other income (expense), net	166,219	245,186
Net income before income taxes	$215,072	$202,044
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Share-Based Compensation”) and non-cash deferred compensation expenses related to the crew pension plan as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Service cost	$614	$553

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Share-Based Compensation”), professional advisory fees incurred related to activist investors and the cash portion of our restructuring costs related to certain employee terminations as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Professional advisory fees	$5,067	$—
Severance payments and other fees	10,192	—

(3)	Includes, in aggregate, the adjustments noted above.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $38.8 million and a loss of $22.5 million for the three months ended March 31, 2026 and 2025, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statements of cash flows.

Depreciation and Amortization Expense

The amortization of deferred financing fees and debt discounts are included in depreciation and amortization expense in the consolidated statements of cash flows; however, for purposes of the consolidated statements of operations they are included in interest expense, net.

Recently Issued Accounting Guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs and expenses, including employee compensation, and requires other improvements to disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The update may be applied on a prospective or retrospective basis. We are evaluating the impact of ASU 2024-03 on our notes to the consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which updates the guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. Among other things, ASU 2025-09 expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by allowing similar risks instead of shared risks and expands hedge accounting for forecasted purchases of nonfinancial assets (for example, fuel) by permitting hedge accounting for eligible components of forecasted transactions and subcomponents of explicitly referenced components in an agreement’s pricing formula. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The update shall be applied on a prospective basis; however, upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. We are evaluating the impact of ASU 2025-09 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
North America	$1,766,251	$1,446,728
Europe	31,941	73,250
Asia-Pacific	366,737	405,789
Other	166,292	201,786
Total revenue	$2,331,221	$2,127,553

North America includes the U.S., the Caribbean, Canada and Mexico. Europe includes the Baltic region, Canary Islands and Mediterranean. Asia-Pacific includes Australia, New Zealand and Asia. Other includes all other international territories.

Geographic Concentration

Although we sell cruises on an international basis, our passenger ticket revenue is primarily attributed to U.S.-sourced guests who make reservations through the U.S. Our revenue attributable to U.S.-sourced guests has approximated 84% of total revenue over the preceding three fiscal years. No other individual country’s revenues exceed 10% in any given period.

Contract Balances

Receivables from customers are included within accounts receivable, net. As of March 31, 2026 and December 31, 2025, our receivables from customers were $100.4 million and $102.3 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of March 31, 2026 and December 31, 2025, our contract liabilities were $2.8 billion and $2.3 billion, respectively. Of the amounts included within contract liabilities as of March 31, 2026, approximately 45% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the three months ended March 31, 2026, $1.7 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating Leases – Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	March 31, 2026	December 31, 2025
Operating leases
Right-of-use assets	Other long-term assets	$1,087,506	$1,089,709
Current operating lease liabilities	Accrued expenses and other liabilities	33,284	32,064
Non-current operating lease liabilities	Other long-term liabilities	894,497	897,899

Operating Leases – Lessor

In March 2026, we executed a long-term lease for Seven Seas Navigator. The lease will commence in December 2027 and has a term of nine years unless a purchase option is exercised prior to the end of the term. There are multiple purchase options through the end of the lease term, which decline in value annually. The lease is expected to be an operating lease. The aggregate undiscounted lease payments to be received throughout the terms of the agreements, including variable payments, are expected to be approximately $100 million excluding the impact of the purchase options.

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 was as follows (in thousands):

	Three Months Ended March 31, 2026
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(453,078)	$(458,250)		$5,172
Current period other comprehensive income before reclassifications	125,139	125,139		—
Amounts reclassified into earnings	(1,546)	(1,589)	(1)	43	(2)
Accumulated other comprehensive income (loss) at end of period	$(329,485)	$(334,700)	(3)	$5,215

Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 was as follows (in thousands):

	Three Months Ended March 31, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,752)	$(514,890)		$6,138
Current period other comprehensive income before reclassifications	30,825	30,825		—
Amounts reclassified into earnings	4,089	4,073	(1)	16	(2)
Accumulated other comprehensive income (loss) at end of period	$(473,838)	$(479,992)		$6,154
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $86.9 million of gains expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.1 billion for the three months ended March 31, 2026 primarily due to the delivery of Norwegian Luna.

7.            Long-Term Debt

In March 2026, we took delivery of Norwegian Luna. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.91% per annum with a maturity date of February 25, 2038. Principal and interest payments are payable semiannually.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of March 31, 2026 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	$192,037	$(8,460)	$183,577	$186,654	Level 2
2027 2.5% Exchangeable Notes	24,138	(1,103)	23,035	23,718	Level 2
2030 0.875% Exchangeable Notes	353,876	(53,816)	300,060	350,458	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(310,443)	1,096,557	1,248,783	Level 2

The following is a summary of NCLC’s exchangeable notes as of December 31, 2025 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	$192,037	$(10,740)	$181,297	$190,988	Level 2
2027 2.5% Exchangeable Notes	24,138	(1,397)	22,741	24,285	Level 2
2030 0.875% Exchangeable Notes	353,876	(56,747)	297,129	387,692	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(324,902)	1,082,098	1,354,111	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Coupon interest	$4,045	$12,238
Amortization of discount and deferred financing fees	20,163	28,831
Total	$24,208	$41,069

As of March 31, 2026, the effective interest rate is 6.28%, 7.88%, 5.04% and 6.45% for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes, portions of which can be settled in NCLH ordinary shares, and finance lease obligations as of March 31, 2026 (in thousands):

Year	Amount
Remainder of 2026	$718,364
2027	1,108,536
2028	1,343,762
2029	1,367,656
2030	3,822,427
2031	1,868,199
Thereafter	5,380,563
Total	$15,609,507

Debt Covenants

As of March 31, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of March 31, 2026, we had fuel swaps designated as hedges, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 642 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of March 31, 2026, we also had fuel swaps pertaining to approximately 27 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through October 31, 2027.

As of March 31, 2026, we had foreign currency forwards and collars designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of these foreign currency contracts were €3.1 billion, or $3.6 billion based on the euro/U.S. dollar exchange rate as of March 31, 2026.

As of March 31, 2026, we also had foreign currency forwards not designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to principal and interest of debt denominated in euros. The notional amount of these foreign currency contracts were €262.3 million, or $303.0 million based on the euro/U.S. dollar exchange rate as of March 31, 2026.

As of March 31, 2026, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of March 31, 2026 were 5.7 million, 0.7 million, 13.5 million and 41.0 million NCLH ordinary shares for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2026	2025	2026	2025
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$100,943	$—	$—	$—
	Other long-term assets	24,129	—	—	—
	Accrued expenses and other liabilities	—	116	—	16,302
	Other long-term liabilities	—	—	—	7,829
Foreign currency contracts
	Prepaid expenses and other assets	19,087	33,307	—	—
	Other long-term assets	2,562	—	601	—
	Accrued expenses and other liabilities	—	—	18,837	2,434
	Other long-term liabilities	—	—	5,348	—
Total derivatives designated as hedging instruments		$146,721	$33,423	$24,786	$26,565

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$4,410	$—	$—	$—
	Other long-term assets	112	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,024
	Other long-term liabilities	—	—	—	114
Foreign currency contracts
	Accrued expenses and other liabilities	—	—	4,127	594
Debt conversion options
	Current portion of exchangeable notes	—	—	1,284	—
	Exchangeable notes	—	—	215,038	341,838
Total derivatives not designated as hedging instruments		$4,522	$—	$220,449	$343,570
Total derivatives		$151,243	$33,423	$245,235	$370,135

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
March 31, 2026	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$151,243	$(601)	$150,642	$(150,380)	$262
Liabilities	244,634	—	244,634	(244,634)	—

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$33,307	$—	$33,307	$(33,307)	$—
Liabilities	370,135	(116)	370,019	(344,866)	25,153

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	March 31, 2026	March 31, 2025		March 31, 2026	March 31, 2025
Fuel contracts	$162,316	$10,672	Fuel	$5,007	$290
Fuel contracts	—	—	Other income (expense), net	705	(244)
Foreign currency contracts	(37,177)	20,153	Depreciation and amortization	(4,123)	(4,119)
Total gain (loss) recognized in other comprehensive income (loss)	$125,139	$30,825		$1,589	$(4,073)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$168,926	$260,716	$166,219	$175,014	$231,297	$245,186

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	5,007	—	—	290	—	—
Foreign currency contracts	—	(4,123)	—	—	(4,119)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	705	—	—	(244)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Three Months Ended
		March 31,
	Location of Gain (Loss)	2026	2025
Derivatives not designated as hedging instruments
Debt conversion options	Other income (expense), net	$125,517	$269,691

Long-Term Debt

As of March 31, 2026 and December 31, 2025, the fair value of our long-term debt, including the current portion, was $14.4 billion and $14.1 billion, respectively, which was $1.1 billion and $0.9 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.          Employee Benefits and Share-Based Compensation

Restricted Share Unit Awards

In March 2026, NCLH granted 5.0 million time-based restricted share unit awards (“RSUs”) to our employees, which primarily vest in substantially equal installments over three years. Additionally, in March 2026, NCLH granted 1.3 million performance-based restricted share units (“PSUs”) to certain members of our management team, which vest upon the achievement of certain pre-established performance targets established through 2028 and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through March 1, 2029.

In connection with Mr. Chidsey’s appointment as President and Chief Executive Officer, NCLH granted him a one-time inducement equity award consisting of 967,254 RSUs and 1,172,638 target market-based restricted share units (“MSUs”). The RSUs vest in substantially equal installments over four years. The MSUs are eligible to vest at the end of a four-year performance period based on the NCLH’s absolute total shareholder return compound annual growth rate, with payout ranging from 0% to 200% of target. These awards were granted outside the Amended and Restated 2013 Performance Incentive Plan and were approved by NCLH’s Compensation Committee in reliance on the employment inducement exemption under Section 303A.08 of the New York Stock Exchange’s Listed Company Manual.

The fair value of the MSUs is estimated using a Monte Carlo model due to the market condition. The below table summarizes the key inputs used in the Monte Carlo simulation:

Dividend yield	—%
Expected share price volatility	54.77%
Risk-free interest rate	3.96%
Expected term	3.77 years

Expected volatility was determined based on a blend of implied volatility and historical volatility of our share price over a period commensurate with the remaining term of the measurement period. The risk-free rate was based on U.S. Treasury zero coupon issues with a remaining term equal to the remaining term of the measurement period.

The following is a summary of NCLH restricted share unit activity for the three months ended March 31, 2026:

	Number of	Weighted-	Number of		Weighted-	Number of		Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-		Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards		Date Fair Value
Non-vested as of January 1, 2026	8,537,656	$19.95	2,521,536		$19.97	—		$—
Granted	6,145,765	20.08	1,304,731	(1)	21.02	2,345,276	(1)	24.24
Vested	(4,483,402)	19.02	(579,244)		18.00	—		—
Forfeited or expired	(509,082)	20.24	(203,920)		17.21	—		—
Non-vested as of March 31, 2026	9,690,937	20.45	3,043,103		20.98	2,345,276		24.24
(1)	Number of PSUs and MSUs included assumes maximum achievement.

In February 2026, all 298,336 remaining outstanding share option awards with a weighted average exercise price of $50.12 expired and were forfeited.

The compensation expense recognized for share-based compensation for the periods presented includes the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Payroll and related expense	$5,223	$4,824
Marketing, general and administrative expense	18,142	15,457
Total share-based compensation expense	$23,365	$20,281

10.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have two Prima Class Ships on order, each at approximately 170,000 Gross Tons and 3,880 Berths, with currently scheduled delivery dates in 2027 and 2028. For the Norwegian brand, we also have an order for five additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2037. For the Oceania Cruises brand, we have an order for five Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2037. For the Regent Seven Seas Cruises brand, we have an order for four Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates from 2026 through 2036. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of March 31, 2026, the combined contract prices, including amendments and change orders, of the 12 ships on order that are effective were approximately €17.1 billion, or $19.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2026. For ships with effective orders, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we currently have obtained export credit financing which is expected to fund approximately 80% of each contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of March 31, 2026, our minimum annual payments for non-cancelable ship construction contracts were as follows (in thousands):

Year	Amount
Remainder of 2026	$1,206,068
2027	2,470,973
2028	1,485,225
2029	1,291,444
2030	3,275,989
2031	205,453
Thereafter	9,087,177
Total minimum annual payments	$19,022,329

Litigation

Investigations

In March 2020, the Florida Attorney General announced an investigation related to the Company’s marketing during the COVID-19 pandemic. Following the announcement of the investigation by the Florida Attorney General, we received notifications from other attorneys general and governmental agencies that they are conducting similar investigations. This matter has been resolved in its entirety, which includes the resolution and disposition of all investigations and related proceedings conducted by the attorneys general of all relevant jurisdictions.

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

Other

In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of these claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential losses beyond those accrued as discovery is not complete nor is adequate information available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

Other Contingencies

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of March 31, 2026 the Company was not required to maintain any reserve funds.

11.          Other Income (Expense), Net

For the three months ended March 31, 2026, other income (expense), net was income of $166.2 million primarily due to net gains from conversion options on our exchangeable notes and net gains on foreign currency remeasurements of our euro-denominated debt. For the three months ended March 31, 2025, other income (expense), net was income of $245.2 million primarily due to net gains from conversion options on our exchangeable notes.

12.          Supplemental Cash Flow Information

For the three months ended March 31, 2026 and 2025, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $59.9 million and $4.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and deliveries, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program, decarbonization efforts and alternative fuel sources and related regulation may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild-related payments and other obligations and to work with credit card processors to satisfy current or potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	shareholder activism and/or proxy contests;

●	the unavailability of ports of call and the impacts of port and destination fees and expenses;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;
●	our success in controlling operating expenses and capital expenditures;

●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, geopolitical conflict, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	our ability to maintain and strengthen our brand;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships and certain other services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets, businesses and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (our “Annual Report on Form 10-K”).

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

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

●	2027 1.125% Exchangeable Notes. On November 19, 2021, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $1,150.0 million aggregate principal amount of exchangeable senior notes due 2027.
●	2027 2.5% Exchangeable Notes. On February 15, 2022, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank National Association, as trustee, NCLC issued $473.2 million aggregate principal amount of exchangeable senior notes due 2027.
●	2030 0.875% Exchangeable Notes. On April 7, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $353.9 million aggregate principal amount of exchangeable senior notes due 2030.
●	2030 0.750% Exchangeable Notes. On September 11, 2025, pursuant to an indenture among NCLC, as issuer, NCLH, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, NCLC issued $1,407.0 million aggregate principal amount of exchangeable senior notes due 2030.
●	Adjusted EBITDA. EBITDA adjusted for other income (expense), net and other supplemental adjustments.

●	Adjusted Gross Margin. Gross margin adjusted for payroll and related, fuel, food, other and ship depreciation. Gross margin is calculated pursuant to GAAP as total revenue less total cruise operating expense and ship depreciation.
●	Adjusted Net Cruise Cost Excluding Fuel. Net Cruise Cost Excluding Fuel adjusted for supplemental adjustments.
●	Adjusted Net Income. Net income adjusted for supplemental adjustments.
●	Berths. Double occupancy capacity per cabin (single occupancy per studio cabin) even though many cabins can accommodate three or more passengers.
●	Capacity Days. Berths available for sale multiplied by the number of cruise days for the period for ships in service.
●	Dry-dock. A process whereby a ship is positioned in a large basin where all of the fresh/sea water is pumped out in order to carry out cleaning and repairs of those parts of a ship which are below the water line.
●	EBITDA. Earnings before interest, taxes, and depreciation and amortization.
●	GAAP. Generally accepted accounting principles in the U.S.
●	Gross Cruise Cost. The sum of total cruise operating expense and marketing, general and administrative expense.
●	Gross Tons. A unit of enclosed passenger space on a cruise ship, such that one gross ton equals 100 cubic feet or 2.831 cubic meters.
●	Net Cruise Cost. Gross Cruise Cost less commissions, transportation and other expense and onboard and other expense.
●	Net Cruise Cost Excluding Fuel. Net Cruise Cost less fuel expense.
●	Net Yield. Adjusted Gross Margin per Capacity Day.
●	Occupancy Percentage. The ratio of Passenger Cruise Days to Capacity Days. A percentage greater than 100% indicates that three or more passengers occupied some cabins.
●	Passenger Cruise Days. The number of passengers carried for the period, multiplied by the number of days in their respective cruises.
●	Prestige Class Ships. Regent’s Seven Seas Prestige and three additional ships on order.
●	Prima Class Ships. Norwegian Prima, Norwegian Viva, Norwegian Aqua, Norwegian Luna, Norwegian Aura and one additional ship on order.
●	Revolving Loan Facility. Approximately $2.5 billion senior secured revolving credit facility.
●	SEC. U.S. Securities and Exchange Commission.
●	Shipboard Retirement Plan. An unfunded defined benefit pension plan for certain crew members which computes benefits based on years of service, subject to certain requirements.

●	Sonata Class Ships. Oceania Sonata, Oceania Arietta and three additional ships on order.

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

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income. We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the three months ended March 31, 2026, we had an expense of $12.2 million related to restructuring costs. We included this as an adjustment in the reconciliation of Adjusted Net Income since the loss is not representative of our day-to-day operations, and this adjustment did not occur and is not included in the comparative period presented within this report In 2025 and 2026, we drew down on euro-denominated debt for three newbuilds that is primarily unhedged, and we expect to take delivery of ships that have euro-denominated debt in the future. Due to the significant increase in our euro-denominated debt in 2025 and 2026 and the fact that a substantial portion of our debt is in dollars, we have included the related net foreign currency remeasurement losses as a supplemental adjustment in our calculation of Adjusted Net Income. To ensure comparability, we have retrospectively applied this adjustment to the corresponding periods in 2025, using a consistent methodology. The quantitative impact of these adjustments is presented in the accompanying reconciliation tables within this report.

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

Update on Bookings

The Company remains below its optimal booking range following certain execution missteps, exacerbated by softer demand related to heightened geopolitical uncertainty. Recent events related to the conflict in the Middle East have impacted bookings across all three brands, especially in Europe during the summer season. While the near-term environment remains challenging, the Company is taking targeted actions to better align commercial strategy, including marketing, with deployment and revenue management, with the benefits of these actions expected to materialize gradually over time.

Fleet Optimization Strategy

In 2025, we initiated a fleet optimization strategy focused on addressing older vessels and enhancing the long‑term efficiency and competitiveness of our fleet. As part of this strategy, we entered into 10‑year bareboat charter agreements for Norwegian Sky and Norwegian Sun, commencing in late 2026 and late 2027, respectively. Each agreement includes a nominal purchase option.

In 2026, we further executed this strategy by entering into a nine‑year bareboat charter agreement for Seven Seas Navigator, scheduled to commence in late 2027 and also inclusive of a purchase option.

Oceania Regatta is scheduled to commence a two‑year time charter in late 2026. At the conclusion of the initial term, the charter may be extended for multiple years or, alternatively, the vessel may be sold to a third‑party cruise operator.

In parallel, we have elected to retain and materially reposition Oceania Nautica. Following a comprehensive refurbishment, the vessel is expected to be renamed Aurelia in late 2027. The refurbishment is intended to significantly enhance the ship’s guest experience and operational profile, enabling its redeployment on new itineraries and supporting its continued contribution to the fleet over the longer term.

We continue to evaluate strategic alternatives for other older vessels in the fleet, including potential sales or long‑term charter arrangements, as part of our ongoing fleet optimization strategy.

Strategic Cost Optimization and Macroeconomic Trends

Our strategic cost optimization efforts are driving a disciplined, company-wide focus on identifying efficiencies and optimizing costs across the organization. These initiatives are designed to deliver sustainable long-term value creation without compromising the guest experience or the quality of our offerings. We are taking steps to streamline the organization and better align resources in a manner that is expected to simultaneously drive revenue growth and manage costs, including executing savings initiatives targeting $125 million in expected annual savings within marketing, general and administrative expense. These are long-term structural actions that we believe will help offset near-term pressures and position the business for stronger performance over time. Beyond the financial impact, these efforts represent an evolution in our culture, embedding cost awareness, accountability, and continuous improvement into the way we operate.

While macroeconomic and geopolitical headwinds and events, such as the conflict involving Iran, or misalignment between our commercial strategy and deployment have and may put pressures on revenue and fuel costs, we believe these impacts may be at least partially offset through the continued execution of our cost optimization efforts as well as our hedging strategy. Fuel is approximately 51% hedged for 2026, which we believe helps mitigate a portion of near-term fuel price volatility. Our focus remains on managing the business for the long term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro-denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Quarterly Overview

Three months ended March 31, 2026 (“2026”) compared to three months ended March 31, 2025 (“2025”)

●	Total revenue increased 9.6% to $2.3 billion compared to $2.1 billion.
●	Net income was $214.2 million compared to $202.8 million.
●	Operating income was $233.3 million compared to $201.1 million.
●	Gross margin increased 16.6% to $712.1 million compared to $610.9 million. Adjusted Gross Margin increased 11.8% to $1.8 billion compared to $1.6 billion.
●	Adjusted Net Income was $106.3 million in 2026, which included $(107.9) million of adjustments primarily to our debt conversion options. Adjusted Net Income was $46.0 million in 2025, which included $(156.8) million of adjustments primarily related to our debt conversion options and losses on extinguishment and modification of debt.

●	Adjusted EBITDA improved 17.7% to $533.3 million compared to $453.2 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended
	March 31,
	2026	2025
Passengers carried	861,060	669,099
Passenger Cruise Days	6,634,526	5,787,243
Capacity Days	6,392,969	5,700,563
Occupancy Percentage	103.8%	101.5%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$2,331,221	$2,127,553
Less:
Total cruise operating expense	1,377,881	1,303,938
Ship depreciation	241,228	212,763
Gross margin	712,112	610,852
Ship depreciation	241,228	212,763
Payroll and related	380,216	334,504
Fuel	168,926	175,014
Food	80,682	75,588
Other	198,584	184,631
Adjusted Gross Margin	$1,781,748	$1,593,352
Capacity Days	6,392,969	5,700,563
Gross margin per Capacity Day	$111.39	$107.16
Net Yield	$278.70	$279.51

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended
	March 31,
	2026	2025
Total cruise operating expense	$1,377,881	$1,303,938
Marketing, general and administrative expense	459,324	391,238
Gross Cruise Cost	1,837,205	1,695,176
Less:
Commissions, transportation and other expense	397,605	395,343
Onboard and other expense	151,868	138,858
Net Cruise Cost	1,287,732	1,160,975
Less: Fuel expense	168,926	175,014
Net Cruise Cost Excluding Fuel	1,118,806	985,961
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	614	553
Non-cash share-based compensation (2)	21,340	20,281
Professional advisory fees (3)	5,067	—
Restructuring costs (4)	12,217	—
Adjusted Net Cruise Cost Excluding Fuel	$1,079,568	$965,127
Capacity Days	6,392,969	5,700,563
Gross Cruise Cost per Capacity Day	$287.38	$297.37
Net Cruise Cost per Capacity Day	$201.43	$203.66
Net Cruise Cost Excluding Fuel per Capacity Day	$175.01	$172.96
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$168.87	$169.30
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$214,232	$202,839
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,103	989
Non-cash share-based compensation (2)	21,340	20,281
Professional advisory fees (3)	5,067	—
Restructuring costs (4)	12,217	—
Extinguishment and modification of debt (5)	—	49,542
Net foreign currency adjustments on euro-denominated debt (6)	(37,638)	16,013
Debt conversion option, discount and expenses (7)	(109,988)	(243,670)
Adjusted Net Income	$106,333	$45,994
(1)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.
(5)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(6)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net.
(7)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income	$214,232	$202,839
Interest expense, net	184,447	244,222
Income tax (benefit) expense	840	(795)
Depreciation and amortization expense	260,716	231,297
EBITDA	660,235	677,563
Other (income) expense, net (1)	(166,219)	(245,186)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	614	553
Non-cash share-based compensation (3)	21,340	20,281
Professional advisory fees (4)	5,067	—
Restructuring costs (5)	12,217	—
Adjusted EBITDA	$533,254	$453,211
(1)	Primarily consists of net gains and losses from conversion options on our exchangeable notes and, in 2025, foreign currency remeasurements of our euro-denominated debt.
(2)	Non-cash deferred compensation expenses related to the crew pension plan and other crew expenses, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(5)	Severance and other related fees associated with certain employee terminations including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Three months ended March 31, 2026 (“2026”) compared to three months ended March 31, 2025 (“2025”)

Revenue

Total revenue was $2.3 billion in 2026 and $2.1 billion in 2025 primarily due to an increase in Capacity Days related to the delivery of new ships.

Expense

Total cruise operating expense increased 5.7% primarily related to the delivery of new ships. Total other operating expense increased 15.7% in 2026 compared to 2025 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions and severance payments. Additionally, we had an increase in depreciation and amortization expense primarily related to the delivery of new ships.

Interest expense, net was $184.4 million in 2026 compared to $244.2 million in 2025. The change in interest expense primarily reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $49.5 million.

Other income (expense), net was income of $166.2 million in 2026 compared to $245.2 million in 2025. In 2026, the income primarily related to net gains from conversion options on our exchangeable notes and net gains on foreign currency remeasurements of our euro-denominated debt. In 2025, the income primarily related to net gains from conversion options on our exchangeable notes.

Liquidity and Capital Resources

General

As of March 31, 2026, our liquidity was approximately $1.6 billion, including cash and cash equivalents of $179.2 million and $1.4 billion available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, tariff increases and trade wars, rising fuel prices and higher interest rates. Within the next 12 months, we may optimize our liquidity or pursue other refinancings in order to reduce interest expense and/or extend debt maturities. We expect to repay each of the remaining 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes in cash or refinance prior to maturity. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

As of March 31, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of March 31, 2026, the Company was not required to maintain any reserve funds.

Sources and Uses of Cash

In this section, references to “2026” refer to the three months ended March 31, 2026 and references to “2025” refer to the three months ended March 31, 2025.

Net cash provided by operating activities was $811.5 million in 2026 and $679.3 million in 2025. The net cash provided by operating activities included net income and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $537.4 million in 2026 and by $665.9 million in 2025.

Net cash used in investing activities was $1.4 billion in 2026 and $1.5 billion in 2025. The net cash used in investing activities was primarily related to the delivery of Norwegian Luna in 2026. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua in 2025.

Net cash provided by financing activities was $603.5 million in 2026 primarily due to newbuild loans related to the delivery of Norwegian Luna, partially offset by scheduled repayments of newbuild loans. Net cash provided by financing activities was $846.5 million in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, were $1.6 billion for the remainder of 2026 and $2.9 billion and $1.8 billion for the years ending December 31, 2027 and 2028, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2026 and $2.0 billion and $1.3 billion for the years ending December 31, 2027 and 2028, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2026 are approximately $0.4 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

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

As of March 31, 2026, the combined contract prices, including amendments and change orders, of the 12 ships on order for delivery that are effective was approximately €17.1 billion, or $19.8 billion based on the euro/U.S. dollar exchange rate as of March 31, 2026. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended March 31, 2026 and 2025 was $23.9 million and $22.5 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of March 31, 2026, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2026	2027	2028	2029	2030	2031	Thereafter	Total
Long-term debt (1)	$1,089,857	$1,697,317	$1,889,712	$1,850,897	$4,196,130	$2,162,031	$5,748,356	$18,634,300
Ship construction contracts (2)	1,206,068	2,470,973	1,485,225	1,291,444	3,275,989	205,453	9,087,177	19,022,329
Total	$2,295,925	$4,168,290	$3,374,937	$3,142,341	$7,472,119	$2,367,484	$14,835,533	$37,656,629
(1)	Includes principal as well as estimated interest payments with Term Secured Oversight Financing Rate (“SOFR”) held constant as of March 31, 2026. Includes exchangeable notes, portions of which can be settled in NCLH ordinary shares. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our 12 non-cancelable newbuild ships based on the euro/U.S. dollar exchange rate as of March 31, 2026. As of March 31, 2026, we have committed undrawn export-credit backed facilities of approximately $11.0 billion, which funds approximately 80% of our ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $15 billion of the net book value of our assets were pledged as collateral for certain of our debt as of March 31, 2026. We believe we were in compliance with our covenants as of March 31, 2026.

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

Additionally, we similarly consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky beginning in 2026 and Norwegian Sun and Seven Seas Navigator beginning in 2027. We are currently contemplating additional long-term charters and ship sales. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of March 31, 2026, 91% of our debt was fixed and 9% was variable. As of December 31, 2025, 90% of our debt was fixed and 10% was variable. The change in our fixed rate percentage from December 31, 2025 to March 31, 2026 was primarily due to the addition of fixed rate debt. Based on our March 31, 2026 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $14.4 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of March 31, 2026, the payments not hedged aggregated €13.4 billion, or $15.5 billion based on the euro/U.S. dollar exchange rate as of March 31, 2026. As of December 31, 2025, the payments not hedged aggregated €16.4 billion, or $19.3 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2025. The change from December 31, 2025 to March 31, 2026 was primarily due to the addition of foreign currency derivatives. We estimate that a 10% change in the euro as of March 31, 2026 would result in a $1.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, we borrow debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were gains of $37.6 million and losses of $16.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total aggregate euro-denominated debt balance not hedged was approximately €2.2 billion, or $2.5 billion based on the euro/U.S. dollar exchange rate as of March 31, 2026. As of December 31, 2025, the total aggregate euro-denominated debt balance not hedged was approximately €1.7 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of December 31,2025. The change from December 31, 2025 to March 31, 2026 was primarily due to the delivery of Norwegian Luna. We estimate that a 10% change in the euro as of March 31, 2026 would result in a $257.7 million change in the U.S. dollar value of the foreign currency denominated debt principal not hedged.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 12.3% and 13.4% for the three months ended March 31, 2026 and 2025, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices, and as of March 31, 2026, we had hedged approximately 51% and 28% of our remaining 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2025, we had hedged approximately 51% and 22% of our 2026 and 2027 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2025 and March 31, 2026 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2026 fuel expense by $81.2 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $38.9 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mechanical malfunctions and repairs, delays in our shipbuilding programs, and the maintenance, refurbishment, sale, transfer or charter of our ships, as well as the consolidation of qualified shipyard facilities, could adversely affect our results of operations and financial condition.

The new construction, refurbishment, repair, maintenance and sale, transfer or charter (including bareboat charter) of our ships are complex processes and involve risks similar to those encountered in other large and sophisticated equipment construction, refurbishment, repair and asset transfer projects. Our ships are subject to the risk of mechanical failure or accident, which we have occasionally experienced and have had to repair. For example, in the past we have had to delay or cancel cruises due to mechanical issues on our ships. There can be no assurance that we will not experience similar events in the future. If there is a mechanical failure or accident in the future, we may be unable to procure spare parts when needed or make repairs without incurring material expense or suspension of service, especially if a problem affects certain specialized maritime equipment, such as the radar, a pod propulsion unit, the electrical/power management system, the steering gear or the gyro system. Limited capacity and availability of shipyards and related subcontractors, including a lack of viable Dry-dock facilities in the Western Hemisphere, could impact our ability to construct or repair ships as needed. Delays or mechanical faults may result in cancellation of cruises and/or necessitate unscheduled Dry-docks and repairs of ships.

In addition, availability, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair, maintenance and sale, transfer or charter of our ships. The sale, transfer or charter (including bareboat charter) of our ships also involves risks, including the availability of willing counterparties on acceptable terms, the timing of such transactions, potential residual liabilities, counterparty performance risk, and the possibility that such transactions may not achieve anticipated financial or strategic objectives. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. Similarly, market conditions and industry capacity may affect our ability to execute ship sales or enter charter arrangements on favorable terms or at all. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of global events including armed or geopolitical conflicts and pandemics, a lack of viable Dry-dock facilities, modifications the Company plans to make to its newbuilds, including initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

Item 5. Other Information

10b5-1 Trading Arrangements

Not applicable.

Item 6. Exhibits

4.1
3.1	Memorandum of Association of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.(A) to NCL Corporation Ltd.’s F-4 filed on October 3, 2005 (File No. 333-128780)).
3.2

Amended and Restated Bye-Laws of NCL Corporation Ltd., effective as of June 13, 2019 (incorporated herein by reference to Exhibit 3.2 to NCL Corporation Ltd.’s Form 10-Q filed on August 8, 2019 (File No. 333-128780)).

3.3

Certificate of Designations, Preferences and Other Rights of Series A-1 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.1 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780)).

3.4

Certificate of Designations, Preferences and Other Rights of Series A-3 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.3 to NCL Corporation Ltd.’s Form 10-Q filed on August 10, 2020 (File No. 333-128780)).

3.5

Certificate of Designations, Preferences and Other Rights of Series A-4 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.6 to NCL Corporation Ltd.’s Form 10-K filed on March 1, 2022 (File No. 333-128780)).

3.6

Certificate of Designations, Preferences and Other Rights of Series A-5 Preference Shares of NCL Corporation Ltd. (incorporated herein by reference to Exhibit 3.7 to NCL Corporation Ltd.’s Form 10-K filed on March 1, 2022 (File No. 333-128780)).

10.1*	Amendment to Employment Agreement by and between NCL (Bahamas) Ltd. and Marc Kazlauskas, entered into on December 8, 2025.***
10.2

Employment Agreement by and between NCL (Bahamas) Ltd. and John Chidsey, entered into on March 26, 2026 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 27, 2026) (File No. 001-35784)).***

10.3

Restricted Share Unit Award Agreement by and between NCLH and John Chidsey, entered into on March 26, 2026 (incorporated herein by reference to Exhibit 10.2 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on March 27, 2026) (File No. 001-35784)).***

10.4

Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated as of March 26, 2026 (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed March 27, 2026) (File No. 001-35784)).

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

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025;

(ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025;

(iii) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025;

(iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

*Filed herewith.

**Furnished herewith.

*** Management contract or compensatory plan.

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

Dated: May 4, 2026