Form 10-Q
period 2026-06-30
NCL CORP Ltd.
filed 2026-08-03
CIK 1318742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 31,164,004 ordinary shares outstanding as of July 23, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NCL Corporation Ltd.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Passenger ticket	$1,729,838	$1,708,985	$3,272,159	$3,127,669
Onboard and other	910,706	808,512	1,699,606	1,517,381
Total revenue	2,640,544	2,517,497	4,971,765	4,645,050
Cruise operating expense
Commissions, transportation and other	484,668	487,835	882,273	883,178
Onboard and other	191,446	187,684	343,314	326,542
Payroll and related	394,573	346,133	774,789	680,637
Fuel	219,384	157,377	388,310	332,391
Food	87,322	81,323	168,004	156,911
Other	209,415	196,495	407,999	381,126
Total cruise operating expense	1,586,808	1,456,847	2,964,689	2,760,785
Other operating expense
Marketing, general and administrative	418,640	392,315	877,964	783,553
Depreciation and amortization	271,205	243,760	531,921	475,057
Total other operating expense	689,845	636,075	1,409,885	1,258,610
Operating income	363,891	424,575	597,191	625,655
Non-operating income (expense)
Interest expense, net	(189,915)	(260,013)	(374,362)	(504,235)
Other income (expense), net	(24,843)	(167,729)	141,376	77,457
Total non-operating income (expense)	(214,758)	(427,742)	(232,986)	(426,778)
Net income (loss) before income taxes	149,133	(3,167)	364,205	198,877
Income tax benefit (expense)	(1,132)	(328)	(1,972)	467
Net income (loss)	$148,001	$(3,495)	$362,233	$199,344

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$148,001	$(3,495)	$362,233	$199,344
Other comprehensive income (loss):
Shipboard Retirement Plan	42	16	85	32
Cash flow hedges:
Net unrealized gain (loss)	(69,193)	22,076	55,946	52,901
Amount realized and reclassified into earnings	(34,649)	11,044	(36,238)	15,117
Total other comprehensive income (loss)	(103,800)	33,136	19,793	68,050
Total comprehensive income	$44,201	$29,641	$382,026	$267,394

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$212,261	$203,996
Accounts receivable, net	276,958	291,659
Inventories	161,296	138,181
Prepaid expenses and other assets	609,390	498,808
Total current assets	1,259,905	1,132,644
Property and equipment, net	20,437,529	19,068,807
Goodwill	135,764	135,764
Trade names	500,525	500,525
Other long-term assets	1,625,085	1,647,860
Total assets	$23,958,808	$22,485,600
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$925,195	$875,899
Current portion of exchangeable notes	211,454	—
Accounts payable	233,063	169,655
Accrued expenses and other liabilities	1,295,195	1,206,360
Due to NCLH	56,560	58,976
Advance ticket sales	3,651,201	3,200,593
Total current liabilities	6,372,668	5,511,483
Long-term debt	12,158,526	11,782,439
Exchangeable notes	1,687,207	1,925,103
Other long-term liabilities	1,223,716	1,147,875
Total liabilities	21,442,117	20,366,900
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preference shares (Series A-1: $1,000 par value; 1,853,444 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025; Series A-3: $1,000 par value; 903,965 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025; Series A-4: $1,000 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025; and Series A-5: $1,000 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Ordinary shares ($0.0012 par value; 40,000,000 shares authorized; 31,164,004 shares issued and outstanding at June 30, 2026 and December 31, 2025)	37	37
Additional paid-in capital	9,264,883	9,248,918
Accumulated other comprehensive income (loss)	(433,285)	(453,078)
Accumulated deficit	(6,314,944)	(6,677,177)
Total shareholders’ equity	2,516,691	2,118,700
Total liabilities and shareholders’ equity	$23,958,808	$22,485,600

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$362,233	$199,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	612,922	563,417
Gain on derivatives	(63,149)	(260,290)
Loss on extinguishment of debt	—	119,073
Share-based compensation expense	46,099	46,180
Net foreign currency adjustments on euro-denominated debt	(70,298)	137,922
Other, net	9,593	2,157
Changes in operating assets and liabilities:
Accounts receivable, net	9,550	(46,754)
Inventories	(26,749)	(11,319)
Prepaid expenses and other assets	(86,322)	(89,461)
Accounts payable	50,741	12,415
Accrued expenses and other liabilities	89,895	14,909
Advance ticket sales	481,997	708,135
Net cash provided by operating activities	1,416,512	1,395,728
Cash flows from investing activities
Additions to property and equipment, net	(1,894,361)	(1,858,861)
Other, net	(4,226)	(9,201)
Net cash used in investing activities	(1,898,587)	(1,868,062)
Cash flows from financing activities
Repayments of long-term debt	(1,212,597)	(3,866,296)
Proceeds from long-term debt	1,755,848	4,452,990
Due to NCLH, net	(2,416)	(1,657)
Contribution from NCLH	—	64,005
Net share settlement of restricted share units	(30,122)	(23,803)
Early redemption premium	—	(106,108)
Deferred financing fees and other	(20,373)	(53,537)
Net cash provided by financing activities	490,340	465,594
Net increase (decrease) in cash and cash equivalents	8,265	(6,740)
Cash and cash equivalents at beginning of period	203,996	184,834
Cash and cash equivalents at end of period	$212,261	$178,094

The accompanying notes are an integral part of these consolidated financial statements.

NCL Corporation Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2026
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2026	$37	$9,242,216	$(329,485)	$(6,462,945)	$2,449,823
Share-based compensation	—	22,734	—	—	22,734
Net share settlement of restricted share units	—	(67)	—	—	(67)
Other comprehensive loss, net	—	—	(103,800)	—	(103,800)
Net income	—	—	—	148,001	148,001
Balance, June 30, 2026	$37	$9,264,883	$(433,285)	$(6,314,944)	$2,516,691

	Six Months Ended June 30, 2026
			Accumulated
		Additional	Other		Total
	Ordinary	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	$37	$9,248,918	$(453,078)	$(6,677,177)	$2,118,700
Share-based compensation	—	46,099	—	—	46,099
Net share settlement of restricted share units	—	(30,122)	—	—	(30,122)
Other	—	(12)	—	—	(12)
Other comprehensive income, net	—	—	19,793	—	19,793
Net income	—	—	—	362,233	362,233
Balance, June 30, 2026	$37	$9,264,883	$(433,285)	$(6,314,944)	$2,516,691

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

1.            Description of Business and Organization

We are a leading global cruise company, which operates the Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises brands. As of June 30, 2026, we had 35 ships with approximately 75,000 Berths. The Company has orders for 16 additional ships to be delivered from 2026 through 2037.

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

2.            Summary of Significant Accounting Policies

Liquidity

As of June 30, 2026, we had liquidity of approximately $1.5 billion, including cash and cash equivalents of $212.3 million and $1.3 billion available under our Revolving Loan Facility. We believe that we have sufficient liquidity to fund our obligations and expect to remain in compliance with our financial covenants for at least the next twelve months from the issuance of these financial statements.

We will continue to pursue various opportunities to optimize our liquidity, refinance future debt maturities to reduce interest expense and/or extend the maturity dates associated with our existing indebtedness. If needed, we will seek to obtain relevant financial covenant amendments or waivers.

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

Segment Reporting

The below table includes our calculation of adjusted operating income, our significant segment expenses therein, and a reconciliation of adjusted operating income to net income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$2,640,544	$2,517,497	$4,971,765	$4,645,050
Cruise operating expense
Commissions, transportation and other	484,668	487,835	882,273	883,178
Onboard and other	191,446	187,684	343,314	326,542
Adjusted payroll and related (1)	388,374	340,173	762,753	669,300
Fuel	219,384	157,377	388,310	332,391
Food	87,322	81,323	168,004	156,911
Other	209,415	196,495	407,999	381,126
Adjusted total cruise operating expense	1,580,609	1,450,887	2,952,653	2,749,448
Other operating expense
Adjusted marketing, general and administrative (2)	393,856	371,824	819,779	747,605
Depreciation and amortization	271,205	243,760	531,921	475,057
Adjusted total other operating expense	665,061	615,584	1,351,700	1,222,662
Adjusted operating income	$394,874	$451,026	$667,412	$672,940

Adjusted operating income	$394,874	$451,026	$667,412	$672,940
Non-cash compensation, severance and professional advisory fees (3)	(30,983)	(26,451)	(70,221)	(47,285)
Interest expense, net	(189,915)	(260,013)	(374,362)	(504,235)
Other income (expense), net	(24,843)	(167,729)	141,376	77,457
Net income (loss) before income taxes	$149,133	$(3,167)	$364,205	$198,877
(1)	Excludes non-cash share-based compensation expenses related to equity awards for shipboard officers (see Note 9 – “Employee Benefits and Share-Based Compensation”) and non-cash deferred compensation expenses related to the Shipboard Retirement Plan as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$614	$552	$1,228	$1,105

(2)	Excludes non-cash share-based compensation expenses related to equity awards for corporate employees (see Note 9 – “Employee Benefits and Share-Based Compensation”), professional advisory fees incurred related to activist investors and the cash portion of our restructuring costs related to certain employee terminations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Professional advisory fees	$175	$—	$5,242	$—
Severance costs and other fees	7,460	—	17,652	—

(3)	Includes, in aggregate, the adjustments noted above.

Foreign Currency

The majority of our transactions are settled in U.S. dollars. We remeasure assets and liabilities denominated in foreign currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are recognized in our consolidated statements of operations within other income (expense), net. We recognized a gain of $36.1 million and a loss of $158.5 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of $74.8 million and a loss of $181.0 million for the six months ended June 30, 2026 and 2025, respectively, related to remeasurement of assets and liabilities denominated in foreign currencies. Remeasurements of foreign currency related to operating activities are recognized within changes in operating assets and liabilities in the consolidated statements of cash flows.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”), which establishes guidance for the accounting and disclosure of environmental credits. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update must be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit) as of the beginning of the annual reporting period of adoption. We will evaluate the impact of ASU 2026-02 on our consolidated financial statements.

3.            Revenue Recognition

Disaggregation of Revenue

Revenue and cash flows are affected by economic factors in various geographical regions. Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
North America	$1,552,908	$1,290,919	$3,319,159	$2,737,647
Europe	815,032	963,830	846,973	1,037,080
Asia-Pacific	209,056	232,944	575,793	638,733
Other	63,548	29,804	229,840	231,590
Total revenue	$2,640,544	$2,517,497	$4,971,765	$4,645,050

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

Contract Balances

Receivables from customers are included within accounts receivable, net. As of June 30, 2026 and December 31, 2025, our receivables from customers were $98.6 million and $102.3 million, respectively, primarily related to in-transit credit card receivables.

Our contract liabilities are included within advance ticket sales. As of June 30, 2026 and December 31, 2025, our contract liabilities were $2.8 billion and $2.3 billion, respectively. Of the amounts included within contract liabilities as of June 30, 2026, approximately 40% were refundable in accordance with our cancellation policies. Of the deposits included within advance ticket sales, the majority are refundable in accordance with our cancellation policies and it is uncertain to what extent guests may request refunds. For the six months ended June 30, 2026, $2.2 billion of revenue recognized was included in the contract liability balance at the beginning of the period.

4.            Leases

Operating Leases – Lessee

Operating lease balances were as follows (in thousands):

	Balance Sheet location	June 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	Other long-term assets	$1,101,765	$1,089,709
Current operating lease liabilities	Accrued expenses and other liabilities	35,578	32,064
Non-current operating lease liabilities	Other long-term liabilities	908,456	897,899

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

5.            Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2026 was as follows (in thousands):

	Six Months Ended June 30, 2026
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(453,078)	$(458,250)		$5,172
Current period other comprehensive income before reclassifications	55,946	55,946		—
Amounts reclassified into earnings	(36,153)	(36,238)	(1)	85	(2)
Accumulated other comprehensive income (loss) at end of period	$(433,285)	$(438,542)	(3)	$5,257

Accumulated other comprehensive income (loss) for the six months ended June 30, 2025 was as follows (in thousands):

	Six Months Ended June 30, 2025
				Change
	Accumulated	Change		Related to
	Other	Related to		Shipboard
	Comprehensive	Cash Flow		Retirement
	Income (Loss)	Hedges		Plan
Accumulated other comprehensive income (loss) at beginning of period	$(508,752)	$(514,890)		$6,138
Current period other comprehensive income before reclassifications	52,901	52,901		—
Amounts reclassified into earnings	15,149	15,117	(1)	32	(2)
Accumulated other comprehensive income (loss) at end of period	$(440,702)	$(446,872)		$6,170
(1)	We refer you to Note 8— “Fair Value Measurements and Derivatives” for the affected line items in the consolidated statements of operations.
(2)	Amortization of prior-service cost and actuarial loss reclassified to other income (expense), net.
(3)	Includes $26.5 million of gains expected to be reclassified into earnings in the next 12 months.

6.Property and Equipment, Net

Property and equipment, net increased $1.4 billion for the six months ended June 30, 2026 primarily due to the delivery of Norwegian Luna.

7.            Long-Term Debt

In March 2026, we took delivery of Norwegian Luna. We had export credit financing in place for 80% of the contract price. The associated €1.0 billion term loan bears interest at a fixed rate of 1.91% per annum with a maturity date of February 25, 2038. Principal and interest payments are payable semiannually.

Exchangeable Notes

The following is a summary of NCLC’s exchangeable notes as of June 30, 2026 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes (1)	$192,037	$(6,113)	$185,924	$188,400	Level 2
2027 2.5% Exchangeable Notes (1)	24,138	(800)	23,338	23,854	Level 2
2030 0.875% Exchangeable Notes	353,876	(50,805)	303,071	371,191	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(295,354)	1,111,646	1,304,753	Level 2
(1)	In May 2026, NCLC elected to irrevocably fix the settlement method to cash settlement for all exchanges of the 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes, pursuant to the applicable indentures.

The following is a summary of NCLC’s exchangeable notes as of December 31, 2025 (in thousands):

		Unamortized Debt
		Discount,
	Principal	including Deferred	Net Carrying	Fair Value
	Amount	Financing Fees	Amount	Amount	Leveling
2027 1.125% Exchangeable Notes	$192,037	$(10,740)	$181,297	$190,988	Level 2
2027 2.5% Exchangeable Notes	24,138	(1,397)	22,741	24,285	Level 2
2030 0.875% Exchangeable Notes	353,876	(56,747)	297,129	387,692	Level 2
2030 0.750% Exchangeable Notes	1,407,000	(324,902)	1,082,098	1,354,111	Level 2

The following provides a summary of the interest expense of NCLC’s exchangeable notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Coupon interest	$4,103	$8,567	$8,148	$20,805
Amortization of discount and deferred financing fees	20,750	24,436	40,913	53,267
Total	$24,853	$33,003	$49,061	$74,072

As of June 30, 2026, the effective interest rate is 6.28%, 7.88%, 5.04% and 6.45% for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

Debt Repayments

The following are scheduled principal repayments on our long-term debt including exchangeable notes and finance lease obligations as of June 30, 2026 (in thousands):

Year	Amount
Remainder of 2026	$477,842
2027	1,105,695
2028	1,340,922
2029	1,364,816
2030	3,949,587
2031	1,865,359
Thereafter	5,363,524
Total	$15,467,745

Debt Covenants

As of June 30, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of our covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

As of June 30, 2026, we had fuel swaps designated as hedges, which are used to mitigate the financial impact of volatility of fuel prices pertaining to approximately 611 thousand metric tons of our projected fuel purchases, maturing through December 31, 2027.

As of June 30, 2026, we also had fuel swaps pertaining to approximately 30 thousand metric tons of our projected fuel purchases which were not designated as cash flow hedges maturing through October 31, 2027.

As of June 30, 2026, we had foreign currency forwards and collars designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. The notional amount of these foreign currency contracts were €2.9 billion, or $3.3 billion based on the euro/U.S. dollar exchange rate as of June 30, 2026.

As of June 30, 2026, we also had foreign currency forwards not designated as hedges, which were used to mitigate the financial impact of volatility in foreign currency exchange rates related to principal and interest of debt denominated in euros. The notional amount of these foreign currency contracts were €391.4 million, or $447.1 million based on the euro/U.S. dollar exchange rate as of June 30, 2026.

As of June 30, 2026, we had conversion options embedded in our exchangeable notes. The notional amounts of our outstanding options as of June 30, 2026 were 5.7 million, 0.7 million, 13.5 million and 41.0 million NCLH ordinary shares for the 2027 1.125% Exchangeable Notes, 2027 2.5% Exchangeable Notes, 2030 0.875% Exchangeable Notes and 2030 0.750% Exchangeable Notes, respectively.

The derivatives measured at fair value and the respective location in the consolidated balance sheets include the following (in thousands):

		Assets		Liabilities
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2026	2025	2026	2025
Derivative Contracts Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$43,032	$—	$716	$—
	Other long-term assets	9,088	—	1,385	—
	Accrued expenses and other liabilities	—	116	—	16,302
	Other long-term liabilities	1,789	—	2,527	7,829
Foreign currency contracts
	Prepaid expenses and other assets	8,292	33,307	—	—
	Accrued expenses and other liabilities	—	—	36,642	2,434
	Other long-term liabilities	—	—	11,270	—
Total derivatives designated as hedging instruments		$62,201	$33,423	$52,540	$26,565

Derivative Contracts Not Designated as Hedging Instruments

Fuel contracts
	Prepaid expenses and other assets	$3,531	$—	$—	$—
	Other long-term assets	46	—	—	—
	Accrued expenses and other liabilities	—	—	—	1,024
	Other long-term liabilities	22	—	—	114
Foreign currency contracts
	Other long-term assets	292	—	—	—
	Accrued expenses and other liabilities	—	—	8,574	594
	Other long-term liabilities	—	—	312	—
Debt conversion options
	Current portion of exchangeable notes	—	—	1,416	—
	Exchangeable notes	—	—	273,266	341,838
Total derivatives not designated as hedging instruments		$3,891	$—	$283,568	$343,570
Total derivatives		$66,092	$33,423	$336,108	$370,135

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

The gross and net amounts recognized within assets and liabilities include the following (in thousands):

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
June 30, 2026	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$64,281	$(2,101)	$62,180	$(8,584)	$53,596
Liabilities	334,007	(1,811)	332,196	(331,480)	716

		Gross		Gross
	Gross	Amounts	Total Net	Amounts
December 31, 2025	Amounts	Offset	Amounts	Not Offset	Net Amounts
Assets	$33,307	$—	$33,307	$(33,307)	$—
Liabilities	370,135	(116)	370,019	(344,866)	25,153

The effects of cash flow hedge accounting on accumulated other comprehensive income (loss) include the following (in thousands):

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Fuel contracts	$(31,543)	$(27,268)	Fuel	$33,694	$(6,147)
Fuel contracts	—	—	Other income (expense), net	5,096	(777)
Foreign currency contracts	(37,650)	49,344	Depreciation and amortization	(4,141)	(4,120)
Total gain (loss) recognized in other comprehensive income (loss)	$(69,193)	$22,076		$34,649	$(11,044)

			Location of Gain
			(Loss) Reclassified
			from Accumulated	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss)		Other Comprehensive	from Accumulated Other
	Recognized in Other		Income (Loss) into	Comprehensive Income
Derivatives	Comprehensive Loss		Income (Expense)	(Loss) into Income (Expense)
	Six Months	Six Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Fuel contracts	$130,773	$(16,596)	Fuel	$38,701	$(5,857)
Fuel contracts	—	—	Other income (expense), net	5,801	(1,021)
Foreign currency contracts	(74,827)	69,497	Depreciation and amortization	(8,264)	(8,239)
Total gain (loss) recognized in other comprehensive income (loss)	$55,946	$52,901		$36,238	$(15,117)

The effects of cash flow hedge accounting on the consolidated statements of operations include the following (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$219,384	$271,205	$(24,843)	$157,377	$243,760	$(167,729)

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	33,694	—	—	(6,147)	—	—
Foreign currency contracts	—	(4,141)	—	—	(4,120)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	5,096	—	—	(777)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
		Depreciation			Depreciation
		and	Other Income		and	Other Income
	Fuel	Amortization	(Expense), net	Fuel	Amortization	(Expense), net
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$388,310	$531,921	$141,376	$332,391	$475,057	$77,457

Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income
Fuel contracts	38,701	—	—	(5,857)	—	—
Foreign currency contracts	—	(8,264)	—	—	(8,239)	—

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring
Fuel contracts	—	—	5,801	—	—	(1,021)

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations include the following (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain (Loss)	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Debt conversion options	Other income (expense), net	(58,361)	(11,304)	$67,156	$258,387

Long-Term Debt

As of June 30, 2026 and December 31, 2025, the fair value of our long-term debt, including the current portion, was $14.3 billion and $14.1 billion, respectively, which was $1.2 billion and $0.9 billion lower, respectively, than the carrying values, excluding deferred financing costs. The difference between the fair value and carrying value of our long-term debt is due to our fixed and variable rate debt obligations carrying interest rates that are above or below market rates at the measurement dates. The fair value of our long-term revolving and term loan facilities was calculated based on estimated rates for the same or similar instruments with similar terms and remaining maturities. The fair value of our exchangeable notes considers observable risk-free rates; credit spreads of the same or similar instruments; and share prices, tenors, and historical and implied volatilities which are sourced from observable market data. The inputs are considered to be Level 2 in the fair value hierarchy. Market risk associated with our long-term variable rate debt is the potential increase in interest expense from an increase in interest rates or from an increase in share values.

Other

The carrying amounts reported in the consolidated balance sheets of all other financial assets and liabilities approximate fair value.

9.          Employee Benefits and Share-Based Compensation

In January 2013, NCLH adopted the 2013 Performance Incentive Plan, which, after giving effect to amendments and restatements through 2025 (the “Restated 2013 Plan”), provided for a maximum aggregate limit of 48,009,006 shares that could have been delivered pursuant to all awards granted under the Restated 2013 Plan. In June 2026, NCLH’s shareholders approved a further amendment and restatement of the Restated 2013 Plan to increase the number of NCLH ordinary shares that may be delivered by 8,807,000, resulting in an increase in the maximum aggregate limit to 56,816,006 shares.

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

In connection with Mr. Chidsey’s appointment as President and Chief Executive Officer, NCLH granted him a one-time inducement equity award consisting of 967,254 RSUs and 1,172,638 target market-based restricted share units (“MSUs”). The RSUs vest in substantially equal installments over four years. The MSUs are eligible to vest at the end of a four-year performance period based on NCLH’s absolute total shareholder return compound annual growth rate, with payout ranging from 0% to 200% of target. These awards were granted outside the Restated 2013 Plan and were approved by NCLH’s Compensation Committee in reliance on the employment inducement exemption under Section 303A.08 of the New York Stock Exchange’s Listed Company Manual.

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

The following is a summary of NCLH restricted share unit activity for the six months ended June 30, 2026:

	Number of	Weighted-	Number of		Weighted-	Number of		Weighted-
	Time-Based	Average Grant	Performance-		Average Grant	Market-		Average Grant
	Awards	Date Fair Value	Based Awards		Date Fair Value	Based Awards		Date Fair Value
Non-vested as of January 1, 2026	8,537,656	$19.95	2,521,536		$19.97	—		$—
Granted	6,190,325	20.07	1,304,731	(1)	21.02	2,345,276	(1)	24.24
Vested	(4,550,524)	19.04	(579,244)		18.00	—		—
Forfeited or expired	(871,610)	20.38	(305,558)		18.36	—		—
Non-vested as of June 30, 2026	9,305,847	20.44	2,941,465		20.99	2,345,276		24.24
(1)	Number of PSUs and MSUs included assumes maximum achievement.

In February 2026, all 298,336 remaining outstanding share option awards with a weighted average exercise price of $50.12 expired and were forfeited.

The compensation expense recognized for share-based compensation for the periods presented includes the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Payroll and related expense	$5,585	$5,408	$10,808	$10,232
Marketing, general and administrative expense	17,149	20,491	35,291	35,948
Total share-based compensation expense	$22,734	$25,899	$46,099	$46,180

10.          Commitments and Contingencies

Ship Construction Contracts

For the Norwegian brand, we have two Prima Class Ships on order, each at approximately 170,000 Gross Tons and 3,880 Berths, with currently scheduled delivery dates in 2027 and 2028. For the Norwegian brand, we also have an order for five additional ships, each at approximately 227,000 Gross Tons and 5,000 Berths, with currently scheduled delivery dates from 2030 through 2037. For the Oceania Cruises brand, we have an order for five Sonata Class Ships, each at approximately 86,000 Gross Tons and 1,390 Berths, with currently scheduled delivery dates from 2027 through 2037. For the Regent Seven Seas Cruises brand, we have an order for four Prestige Class Ships, each at approximately 77,000 Gross Tons and 822 Berths, with currently scheduled delivery dates from 2026 through 2036. The orders for the Prestige Class Ships to be delivered in 2033 and 2036 and the Sonata Class Ship and Norwegian Cruise Line ship each to be delivered in 2037 will be effective upon financing. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability and/or other macroeconomic conditions and events, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged.

As of June 30, 2026, the combined contract prices, including amendments and change orders, of the 12 ships on order that are effective were approximately €17.1 billion, or $19.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2026. For ships with effective orders, excluding the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036, we currently have obtained export credit financing which is expected to fund approximately 80% of the contract price of each ship as well as related financing premiums, subject to certain conditions. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

As of June 30, 2026, our minimum annual payments for non-cancelable ship construction contracts were as follows (in thousands):

Year	Amount
Remainder of 2026	$1,004,238
2027	2,473,240
2028	1,467,973
2029	1,276,800
2030	3,238,843
2031	203,123
Thereafter	8,984,137
Total minimum annual payments	$18,648,354

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

Helms-Burton Act

On August 27, 2019, a lawsuit was filed against Norwegian Cruise Line Holdings Ltd. in the United States District Court for the Southern District of Florida under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, also known as the Helms-Burton Act. The complaint, filed by Havana Docks Corporation (the “Havana Docks Matter”), alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban Government. The complaint further alleges that the Company “trafficked” in the property by embarking and disembarking passengers at the facility, as well as profiting from the Cuban Government’s possession of the property. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. After various motions challenging the sufficiency of plaintiff’s complaint were resolved and voluminous discovery was completed, both sides filed motions for summary judgment. On March 21, 2022, the court issued an order granting plaintiff’s motion for summary judgment on the issue of liability and denying the Company’s cross-motion for summary judgment. The court scheduled a trial on determination of damages only for November 2022. The plaintiff elected to seek what the court ruled to be its baseline statutory damage amount, which was the amount of the certified claim plus interest, trebled and with attorneys’ fees. Given this, there was no fact issue to be tried, and the matter was removed from the trial calendar. On December 30, 2022, the court entered a final judgment of approximately $112.9 million and, on January 23, 2023, the Company filed a notice of appeal from that judgment. On April 12, 2023, the Company posted a sufficient supersedeas bond with the court to prevent any efforts by the plaintiff to collect on the judgment pending the appeal. On October 22, 2024, the Eleventh Circuit reversed the trial court in the pending matter and dismissed the claim. On March 6, 2025, the plaintiff filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking to overturn the Eleventh Circuit’s dismissal of the matter. On October 3, 2025, the plaintiff’s Petition for Writ of Certiorari was granted by the Supreme Court of the United States, and oral argument took place on February 23, 2026. On May 21, 2026, the Supreme Court of the United States reversed the Eleventh Circuit’s dismissal of the matter, and, on June 22, 2026, it remanded the matter to the Eleventh Circuit for further proceedings. We believe that the likelihood of loss related to this matter is reasonably possible but not probable at this time; therefore, no liability has been recorded.

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

Other Contingencies

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of June 30, 2026 the Company was not required to maintain any reserve funds.

11.          Other Income (Expense), Net

For the three months ended June 30, 2026, other income (expense), net was expense of $24.8 million primarily due to net losses from conversion options on our exchangeable notes partially offset by net gains on foreign currency remeasurements of our euro denominated debt. For the six months ended June 30, 2026, other income (expense), net was income of $141.4 million primarily due to net gains from conversion options on our exchangeable notes and net gains on foreign currency remeasurements of our euro-denominated debt. For the three months ended June 30, 2025, other income (expense), net was expense of $167.7 million primarily due to net losses on foreign currency remeasurements of our euro-denominated debt. For the six months ended June 30, 2025, other income (expense), net was income of $77.5 million primarily due to net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements of our euro denominated debt.

12.          Supplemental Cash Flow Information

For the six months ended June 30, 2026 and 2025, we had non-cash investing activities consisting of changes in accruals related to property and equipment of $2.1 million and $44.7 million, respectively.

13. Subsequent Event

In July 2026, we entered into a memorandum of agreement for the sale of Oceania Sirena. The terms of the memorandum stipulate that the closing of the sale will take place during the three months ended September 30, 2026. In addition, a bareboat charter agreement is anticipated to be executed for the Oceania brand to continue operating the vessel through the spring of 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements, estimates or projections contained in this report are “forward-looking statements” within the meaning of the U.S. federal securities laws intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, our expectations regarding our results of operations, future financial position, including our liquidity requirements and future capital expenditures, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, including with respect to refinancing, amending the terms of, or extending the maturity of our indebtedness, our ability to comply with covenants under our debt agreements, expectations regarding our exchangeable notes, valuation and appraisals of our assets, expectations regarding our deferred tax assets and valuation allowances, expected fleet additions and deliveries, including expected timing thereof, our expectations regarding the impact of macroeconomic conditions and recent global events, and expectations relating to our sustainability program, decarbonization efforts and alternative fuel sources and related regulation may be forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to the impact of:

●	adverse general economic factors, such as fluctuating or increasing levels of interest rates, inflation, unemployment, underemployment, tariff increases and trade wars, the volatility of fuel prices, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence;
●	our indebtedness and restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and be in compliance with maintenance covenants and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements;
●	our ability to work with lenders and others or otherwise pursue options to defer, renegotiate, refinance or restructure our existing debt profile, near-term debt amortization, newbuild-related payments and other obligations and to work with credit card processors to satisfy potential future demands for collateral on cash advanced from customers relating to future cruises;
●	our need for additional financing or financing to optimize our balance sheet, which may not be available on favorable terms, or at all, and our outstanding exchangeable notes and any future financing which may be dilutive to existing shareholders;
●	our ability to maintain and strengthen our brand;
●	shareholder activism and/or proxy contests;

●	the unavailability of ports of call and the impacts of port and destination fees and expenses;
●	future increases in the price of, or major changes, disruptions or reductions in, commercial airline services;
●	changes involving the tax and environmental regulatory regimes in which we operate, including new and existing regulations aimed at reducing greenhouse gas emissions;
●	the accuracy of any appraisals of our assets;

●	our success in controlling operating expenses and capital expenditures;
●	adverse events impacting the security of travel, or customer perceptions of the security of travel, such as terrorist acts, geopolitical conflict, armed conflict or threats thereof, acts of piracy, and other international events;
●	public health crises and their effect on the ability or desire of people to travel (including on cruises);
●	adverse incidents involving cruise ships;
●	breaches in data security or other disturbances to our information technology systems and other networks or our actual or perceived failure to comply with requirements regarding data privacy and protection;
●	changes in fuel prices and the type of fuel we are permitted to use and/or other cruise operating costs;
●	mechanical malfunctions and repairs, delays in our shipbuilding program, maintenance and refurbishments and the consolidation of qualified shipyard facilities;
●	the risks and increased costs associated with operating internationally;
●	our inability to recruit or retain qualified personnel or the loss of key personnel or employee relations issues;
●	impacts related to climate change and our ability to achieve our climate-related or other sustainability goals;
●	our inability to obtain adequate insurance coverage;
●	implementing precautions in coordination with regulators and global public health authorities to protect the health, safety and security of guests, crew and the communities we visit and to comply with related regulatory restrictions;
●	pending or threatened litigation, investigations and enforcement actions;
●	volatility and disruptions in the global credit and financial markets, which may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, insurance contracts and new ship progress payment guarantees;
●	our reliance on third parties to provide hotel management services for certain ships, technology services and certain other critical services;
●	fluctuations in foreign currency exchange rates;
●	our expansion into new markets and investments in new markets, businesses and land-based destination projects;
●	overcapacity in key markets or globally; and
●	other factors set forth under “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (our “Annual Report on Form 10-K”).

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

We believe that Adjusted EBITDA is appropriate as a supplemental financial measure as it is used by management to assess operating performance. We also believe that Adjusted EBITDA is a useful measure in determining our performance as it reflects certain operating drivers of our business, such as sales growth, operating costs, marketing, general and administrative expense and other operating income and expense. In addition, management uses Adjusted EBITDA as a performance measure for our incentive compensation. Adjusted EBITDA is not a defined term under GAAP nor is it intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income (loss) as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments and it includes other supplemental adjustments.

In addition, Adjusted Net Income is a non-GAAP financial measure that excludes certain amounts and is used to supplement GAAP net income (loss). We use Adjusted Net Income as a key performance measure of our earnings performance. We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparison to our historical performance. The amounts excluded in the presentation of this non-GAAP financial measure may vary from period to period; accordingly, our presentation of Adjusted Net Income may not be indicative of future adjustments or results. For example, for the six months ended June 30, 2026, we had an expense of $19.7 million related to restructuring costs. We included this as an adjustment in the reconciliation of Adjusted Net Income since the loss is not representative of our day-to-day operations, and this adjustment did not occur and is not included in the comparative period presented within this report.

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

Update on Bookings

The Company remains below its optimal booked position for the next 12 months, as it continues to experience pressure from softer demand at Norwegian Cruise Line related to Company-specific execution challenges, as well as the ongoing conflict in the Middle East. As we look ahead, the full amenities at the Company’s private island, Great Stirrup Cay, will be open to the public beginning September 4, including the pier and the new Great Tides Waterpark, the Great Life Lagoon and the nearby Splash Harbor, which we expect will improve demand to Caribbean itineraries over time.

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

In July 2026, we entered into a memorandum of agreement for the sale of Oceania Sirena. The terms of the memorandum stipulate that the closing of the sale will take place during the three months ended September 30, 2026. In addition, a bareboat charter agreement is anticipated to be executed for Oceania Cruises to continue operating the vessel through the spring of 2028.

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

Strategic Cost Optimization and Macroeconomic Trends

Our strategic cost optimization efforts are driving a disciplined, company-wide focus on identifying efficiencies and optimizing costs across the organization to expand margins. These initiatives are designed to deliver sustainable long-term value creation without compromising the guest experience or the quality of our offerings. We previously announced that we are taking steps to streamline the organization and better align resources in a manner that is expected to simultaneously drive revenue growth and manage costs, including executing savings initiatives targeting $125 million in expected annualized savings within marketing, general and administrative expense. These are long-term structural actions that we believe will help offset near-term pressures and position the business for stronger performance over time. During the second quarter of 2026, we’ve advanced the Company’s global business sourcing strategy through the consolidation of technology vendors as well as other salary and benefit savings, generating approximately $100 million of additional expected annualized run-rate savings, primarily from capital expenditures and marketing, general and administrative expense. The benefits of these latest incremental savings are expected to be realized over time and will have a limited impact on 2026 financial results. Beyond the financial impact, these efforts represent an evolution in our culture, embedding cost awareness, accountability, and continuous improvement into the way we operate.

While macroeconomic and geopolitical headwinds and events, such as the ongoing conflict in the Middle East and misalignment between our commercial strategy and deployment, have and may put pressures on revenue and fuel costs, we believe these impacts may be at least partially offset through the continued execution of our cost optimization efforts as well as our hedging strategy. Fuel is approximately 52% hedged for the remainder of 2026, which we believe helps mitigate a portion of near-term fuel price volatility. Our focus remains on managing the business for the long term, balancing disciplined pricing and cost control with guest experience and strategic investments for the future. Furthermore, we are exposed to fluctuations in the euro exchange rate for certain portions of ship construction contracts, euro-denominated debt and various exchange rates for customer deposits that have not been hedged. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Quarterly Overview

Three months ended June 30, 2026 (“2026”) compared to three months ended June 30, 2025 (“2025”)

●	Total revenue increased 4.9% to $2.6 billion compared to $2.5 billion.
●	Net income (loss) was $148.0 million compared to $(3.5) million.
●	Operating income was $363.9 million compared to $424.6 million.
●	Gross margin decreased 3.8% to $804.1 million compared to $835.9 million. Adjusted Gross Margin increased 6.6% to $2.0 billion compared to $1.8 billion.
●	Adjusted Net Income was $221.1 million in 2026, which included $73.1 million of adjustments primarily to our debt conversion options. Adjusted Net Income was $248.1 million in 2025, which included $251.6 million of adjustments primarily to certain euro foreign currency remeasurements and losses on extinguishment and modification of debt.
●	Adjusted EBITDA decreased 4.1% to $666.1 million compared to $694.8 million.

We refer you to our “Results of Operations” below for a calculation of Adjusted Gross Margin, Adjusted Net Income and Adjusted EBITDA.

Results of Operations

The following table sets forth selected statistical information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Passengers carried	906,689	738,635	1,767,749	1,407,734
Passenger Cruise Days	6,745,954	6,288,800	13,380,480	12,076,043
Capacity Days	6,589,740	6,052,273	12,982,709	11,752,836
Occupancy Percentage	102.4%	103.9%	103.1%	102.8%

Adjusted Gross Margin and Net Yield were calculated as follows (in thousands, except Capacity Days and Yield data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$2,640,544	$2,517,497	$4,971,765	$4,645,050
Less:
Total cruise operating expense	1,586,808	1,456,847	2,964,689	2,760,785
Ship depreciation	249,609	224,728	490,837	437,491
Gross margin	804,127	835,922	1,516,239	1,446,774
Ship depreciation	249,609	224,728	490,837	437,491
Payroll and related	394,573	346,133	774,789	680,637
Fuel	219,384	157,377	388,310	332,391
Food	87,322	81,323	168,004	156,911
Other	209,415	196,495	407,999	381,126
Adjusted Gross Margin	$1,964,430	$1,841,978	$3,746,178	$3,435,330
Capacity Days	6,589,740	6,052,273	12,982,709	11,752,836
Gross margin per Capacity Day	$122.03	$138.12	$116.79	$123.10
Net Yield	$298.10	$304.34	$288.55	$292.30

Gross Cruise Cost, Net Cruise Cost, Net Cruise Cost Excluding Fuel and Adjusted Net Cruise Cost Excluding Fuel were calculated as follows (in thousands, except Capacity Days and per Capacity Day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total cruise operating expense	$1,586,808	$1,456,847	$2,964,689	$2,760,785
Marketing, general and administrative expense	418,640	392,315	877,964	783,553
Gross Cruise Cost	2,005,448	1,849,162	3,842,653	3,544,338
Less:
Commissions, transportation and other expense	484,668	487,835	882,273	883,178
Onboard and other expense	191,446	187,684	343,314	326,542
Net Cruise Cost	1,329,334	1,173,643	2,617,066	2,334,618
Less: Fuel expense	219,384	157,377	388,310	332,391
Net Cruise Cost Excluding Fuel	1,109,950	1,016,266	2,228,756	2,002,227
Less Other Non-GAAP Adjustments:
Non-cash deferred compensation (1)	614	552	1,228	1,105
Non-cash share-based compensation (2)	22,734	25,899	44,074	46,180
Professional advisory fees (3)	175	—	5,242	—
Restructuring costs (4)	7,460	—	19,677	—
Adjusted Net Cruise Cost Excluding Fuel	$1,078,967	$989,815	$2,158,535	$1,954,942
Capacity Days	6,589,740	6,052,273	12,982,709	11,752,836
Gross Cruise Cost per Capacity Day	$304.33	$305.53	$295.98	$301.57
Net Cruise Cost per Capacity Day	$201.73	$193.92	$201.58	$198.64
Net Cruise Cost Excluding Fuel per Capacity Day	$168.44	$167.91	$171.67	$170.36
Adjusted Net Cruise Cost Excluding Fuel per Capacity Day	$163.73	$163.54	$166.26	$166.34
(1)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Adjusted Net Income was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$148,001	$(3,495)	$362,233	$199,344
Non-GAAP Adjustments:
Non-cash deferred compensation (1)	1,104	987	2,207	1,976
Non-cash share-based compensation (2)	22,734	25,899	44,074	46,180
Professional advisory fees (3)	175	—	5,242	—
Restructuring costs (4)	7,460	—	19,677	—
Extinguishment and modification of debt (5)	—	69,570	—	119,112
Net foreign currency adjustments on euro-denominated debt (6)	(32,660)	121,909	(70,298)	137,922
Debt conversion option, discount and expenses (7)	74,333	33,274	(35,655)	(210,396)
Adjusted Net Income	$221,147	$248,144	$327,480	$294,138
(1)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense and other income (expense), net.
(2)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(3)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(4)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.
(5)	Losses on extinguishment of debt and modification of debt are included in interest expense, net.
(6)	Net gains and losses for foreign currency remeasurements of our euro-denominated debt principal included in other income (expense), net.
(7)	Consists of non-cash gains and losses related to our debt conversion options, which are recognized in other income (expense), net. Also includes the related debt discount, which is amortized to interest expense, net.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$148,001	$(3,495)	$362,233	$199,344
Interest expense, net	189,915	260,013	374,362	504,235
Income tax (benefit) expense	1,132	328	1,972	(467)
Depreciation and amortization expense	271,205	243,760	531,921	475,057
EBITDA	610,253	500,606	1,270,488	1,178,169
Other (income) expense, net (1)	24,843	167,729	(141,376)	(77,457)
Other Non-GAAP Adjustments:
Non-cash deferred compensation (2)	614	552	1,228	1,105
Non-cash share-based compensation (3)	22,734	25,899	44,074	46,180
Professional advisory fees (4)	175	—	5,242	—
Restructuring costs (5)	7,460	—	19,677	—
Adjusted EBITDA	$666,079	$694,786	$1,199,333	$1,147,997
(1)	For the three months ended June 30, 2026, primarily consists of net losses from conversion options on our exchangeable notes partially offset by net gains on foreign currency remeasurements. For the six months ended June 30, 2026, primarily consists of net gains from conversion options on our exchangeable notes and net gains on foreign currency remeasurements. For the three months ended June 30, 2025, primarily consists of net losses from foreign currency remeasurements. For the six months ended June 30, 2025, primarily consists of net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements.
(2)	Non-cash deferred compensation expenses related to the Shipboard Retirement Plan, which are included in payroll and related expense.
(3)	Non-cash share-based compensation expenses related to equity awards, which are included in marketing, general and administrative expense and payroll and related expense.
(4)	Incremental expenses related to activist investor activities, which are not associated with ongoing operations and are included in marketing, general and administrative expense.
(5)	Severance and other related fees associated with certain employee terminations, including non-cash share-based compensation expense related to accelerated vesting for a former executive, net of forfeitures, which are included in marketing, general and administrative expense.

Three months ended June 30, 2026 (“2026”) compared to three months ended June 30, 2025 (“2025”)

Revenue

Total revenue was $2.6 billion in 2026 and $2.5 billion in 2025 primarily due to an increase in Capacity Days related to the delivery of new ships.

Expense

Total cruise operating expense increased 8.9% primarily due to the delivery of new ships. Total other operating expense increased 8.5% in 2026 compared to 2025 primarily related to an increase in depreciation and amortization expense primarily related to the delivery of new ships. Additionally, we had an increase in marketing, general and administrative expense from higher severance payments associated with the restructuring.

Interest expense, net was $189.9 million in 2026 compared to $260.0 million in 2025. The change in interest expense primarily reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $69.6 million.

Other income (expense), net was expense of $24.8 million in 2026 compared to $167.7 million in 2025. In 2026, the expense primarily related to net losses from conversion options on our exchangeable notes partially offset by net gains on foreign currency remeasurements of our euro denominated debt. In 2025, the expense primarily related to net losses on foreign currency remeasurements of our euro-denominated debt.

Six months ended June 30, 2026 (“2026”) compared to six months ended June 30, 2025 (“2025”)

Revenue

Total revenue was $5.0 billion in 2026 and $4.6 billion in 2025 primarily due to an increase in Capacity Days related to the delivery of new ships.

Expense

Total cruise operating expense increased 7.4% primarily related to the delivery of new ships. Total other operating expense increased 12.0% in 2026 compared to 2025 primarily related to an increase in marketing, general and administrative expense from higher advertising and promotions and severance payments associated with the restructuring. Additionally, we had an increase in depreciation and amortization expense primarily related to the delivery of new ships.

Interest expense, net was $374.4 million in 2026 compared to $504.2 million in 2025. The change in interest expense primarily reflects losses in 2025 from extinguishment of debt and debt modification costs, which were $119.1 million.

Other income (expense), net was income of $141.4 million in 2026 compared to $77.5 million in 2025. In 2026, the income primarily related to net gains from conversion options on our exchangeable notes and net gains on foreign currency remeasurements of our euro-denominated debt. In 2025, the income primarily related to net gains from conversion options on our exchangeable notes partially offset by net losses on foreign currency remeasurements of our euro-denominated debt.

Liquidity and Capital Resources

General

As of June 30, 2026, our liquidity was approximately $1.5 billion, including cash and cash equivalents of $212.3 million and $1.3 billion available under our Revolving Loan Facility. Our primary ongoing liquidity requirements are to finance working capital, capital expenditures and debt service.

Based on our liquidity estimates and our current resources, we have concluded we have sufficient liquidity to satisfy our obligations for at least the next 12 months. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements will be correct, and our ability to be predictive is uncertain due to the dynamic nature of the current operating environment, including any current macroeconomic events and conditions such as inflation, tariff increases and trade wars, rising fuel prices and higher interest rates. Within the next 12 months, we may optimize our liquidity or pursue other refinancings in order to reduce interest expense and/or extend debt maturities. We expect to repay each of the remaining 2027 1.125% Exchangeable Notes and 2027 2.5% Exchangeable Notes in cash or refinance prior to maturity. There is no assurance that cash flows from operations and additional financings will be available in the future to fund our future obligations. Beyond the next 12 months, we will pursue refinancings and other balance sheet optimization transactions in order to reduce interest expense and/or extend debt maturities. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for further details regarding risks and uncertainties that may cause our results to differ from our expectations.

As of June 30, 2026, we were in compliance with all of our debt covenants. If we do not continue to remain in compliance with our covenants, we would have to seek additional amendments to or waivers of the covenants. However, no assurances can be made that such amendments or waivers would be approved by our lenders. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default and/or cross acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated, which would have a material adverse impact on our operations and liquidity.

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

The Company also has agreements with its credit card processors that govern the vast majority of advance ticket sales that are received by the Company relating to future voyages. These agreements allow the credit card processors to require, under certain circumstances, that the Company maintain a reserve which would be satisfied by posting collateral. Although the agreements vary, these requirements may generally be satisfied either through a percentage of customer payments withheld or providing cash funds directly to the card processor. As of June 30, 2026, the Company was not required to maintain any reserve funds.

Sources and Uses of Cash

In this section, references to “2026” refer to the six months ended June 30, 2026 and references to “2025” refer to the six months ended June 30, 2025.

Net cash provided by operating activities was $1.4 billion in 2026 and 2025. The net cash provided by operating activities included net income and timing differences in cash receipts and payments relating to operating assets and liabilities. Advance ticket sales increased by $482.0 million in 2026 and $708.1 million in 2025.

Net cash used in investing activities was $1.9 billion in 2026 and 2025. The net cash used in investing activities was primarily related to the delivery of Norwegian Luna in 2026. The net cash used in investing activities was primarily related to the delivery of Norwegian Aqua in 2025.

Net cash provided by financing activities was $490.3 million in 2026 primarily due to newbuild loans related to the delivery of Norwegian Luna, partially offset by scheduled repayments of newbuild loans. Net cash provided by financing activities was $465.6 million in 2025 primarily due to newbuild loans related to the delivery of Norwegian Aqua partially offset by payments on our Revolving Loan Facility and other newbuild loan facilities.

Future Capital Commitments

Future capital commitments consist of contracted commitments, including ship construction contracts. Anticipated expenditures related to ship construction contracts and growth, which includes private island developments and enhancements and other strategic growth initiatives, were $1.3 billion for the remainder of 2026 and $2.9 billion and $1.8 billion for the years ending December 31, 2027 and 2028, respectively. The Company has export credit financing in place for the anticipated expenditures related to ship construction contracts of $0.7 billion for the remainder of 2026 and $2.0 billion and $1.3 billion for the years ending December 31, 2027 and 2028, respectively. Anticipated other non-newbuild capital expenditures for the remainder of 2026 are approximately $0.2 billion. Future expected capital expenditures will significantly increase our depreciation and amortization expense.

Newbuilds

The following chart discloses details about our newbuild program. The impacts of initiatives to improve environmental sustainability and modifications that NCLH plans to make to its newbuilds to improve their profitability and better space out the newbuilds, along with shipyard availability and/or other macroeconomic conditions and events, have resulted in us resetting delivery dates for certain expected ship deliveries. These and other impacts could result in additional delays in ship deliveries in the future, which may be prolonged. Expected delivery dates for our most recently announced newbuilds are preliminary and subject to change.

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

As of June 30, 2026, the combined contract prices, including amendments and change orders, of the 12 ships on order that are effective were approximately €17.1 billion, or $19.5 billion based on the euro/U.S. dollar exchange rate as of June 30, 2026. We do not anticipate any contractual breaches or cancellations to occur. However, if any such events were to occur, it could result in, among other things, the forfeiture of prior deposits or payments made by us and potential claims and impairment losses which may materially impact our business, financial condition and results of operations.

Capitalized interest for the three months ended June 30, 2026 and 2025 was $24.0 million and $21.4 million, respectively, and for the six months ended June 30, 2026 and 2025 was $47.9 million and $43.9 million, respectively, primarily associated with the construction of our newbuild ships.

Material Cash Requirements

As of June 30, 2026, our material cash requirements for debt and ship construction were as follows (in thousands):

	Remainder of
	2026	2027	2028	2029	2030	2031	Thereafter	Total
Long-term debt (1)	$792,057	$1,702,053	$1,894,473	$1,855,675	$4,323,725	$2,159,171	$5,731,550	$18,458,704
Ship construction contracts (2)	1,004,238	2,473,240	1,467,973	1,276,800	3,238,843	203,123	8,984,137	18,648,354
Total	$1,796,295	$4,175,293	$3,362,446	$3,132,475	$7,562,568	$2,362,294	$14,715,687	$37,107,058
(1)	Includes principal as well as estimated interest payments with Term Secured Overnight Financing Rate (“SOFR”) held constant as of June 30, 2026. Excludes the impact of any future possible refinancings and undrawn export-credit backed facilities.
(2)	Ship construction contracts are for our 12 non-cancelable newbuild ships based on the euro/U.S. dollar exchange rate as of June 30, 2026. As of June 30, 2026, we have committed undrawn export-credit backed facilities of approximately $10.9 billion, which funds approximately 80% of our ship construction contracts, with the exception of the two Sonata Class Ships on order for Oceania Cruises with currently scheduled delivery in 2032 and 2035 and the two additional ships on order for Norwegian Cruise Line with currently scheduled delivery in 2034 and 2036.

Funding Sources

Certain of our debt agreements contain covenants that, among other things, require us to maintain a minimum level of liquidity, as well as limit our net funded debt-to-capital ratio and maintain certain other ratios. Approximately $15 billion of the net book value of our assets were pledged as collateral for certain of our debt as of June 30, 2026. We believe we were in compliance with our covenants as of June 30, 2026.

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

Additionally, we similarly consider opportunities for the sale of ships and long-term charters with purchase options. For example, the Company executed long-term charter agreements, each inclusive of purchase options, for Norwegian Sky beginning in 2026 and Norwegian Sun and Seven Seas Navigator beginning in 2027. We continue to evaluate additional long-term charters and ship sales. These types of agreements are being pursued as part of our ship disposal strategy for certain older vessels in our fleet.

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

Interest Rate Risk

As of June 30, 2026 and December 31, 2025, 90% of our debt was fixed and 10% was variable. Based on our June 30, 2026 outstanding variable rate debt balance, a one percentage point increase in annual Term SOFR interest rates would increase our annual interest expense by approximately $15.3 million excluding the effects of capitalization of interest.

Foreign Currency Exchange Rate Risk

We use foreign currency derivatives to hedge the exposure to volatility in foreign currency exchange rates related to our ship construction contracts denominated in euros. As of June 30, 2026, the payments not hedged aggregated €13.3 billion, or $15.2 billion based on the euro/U.S. dollar exchange rate as of June 30, 2026. As of December 31, 2025, the payments not hedged aggregated €16.4 billion, or $19.3 billion, based on the euro/U.S. dollar exchange rate as of December 31, 2025. The change from December 31, 2025 to June 30, 2026 was primarily due to the addition of foreign currency derivatives. We estimate that a 10% change in the euro as of June 30, 2026 would result in a $1.5 billion change in the U.S. dollar value of the foreign currency denominated remaining payments.

Additionally, we borrow certain debt denominated in euros in connection with our newbuild program. Net gains and losses recognized in other income (expense), net from exchange rate remeasurements on euro-denominated debt were gains of $32.7 million and losses of $121.9 million for the three months ended June 30, 2026 and 2025, respectively, and gains of $70.3 million and losses of $137.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the total aggregate euro-denominated debt balance not hedged was approximately €2.1 billion, or $2.4 billion based on the euro/U.S. dollar exchange rate as of June 30, 2026. As of December 31, 2025, the total aggregate euro-denominated debt balance not hedged was approximately €1.7 billion, or $2.0 billion based on the euro/U.S. dollar exchange rate as of December 31, 2025. The change from December 31, 2025 to June 30, 2026 was primarily due to the delivery of Norwegian Luna, partially offset by additional foreign exchange forwards. We estimate that a 10% change in the euro as of June 30, 2026 would result in a $240.1 million change in the U.S. dollar value of the foreign currency denominated debt principal not hedged.

Fuel Price Risk

Our exposure to market risk for changes in fuel prices relates to the forecasted purchases of fuel on our ships. Fuel expense, as a percentage of our total cruise operating expense, was 13.8% and 10.8% for the three months ended June 30, 2026 and 2025, respectively, and was 13.1% and 12.0% for the six months ended June 30, 2026 and 2025, respectively. We use fuel derivative agreements to mitigate the financial impact of fluctuations in fuel prices, and as of June 30, 2026, we had hedged approximately 52% and 38% of our remaining 2026 and 2027 projected metric tons of fuel purchases, respectively. As of December 31, 2025, we had hedged approximately 51% and 22% of our 2026 and 2027 projected metric tons of fuel purchases, respectively. The percentage of fuel purchases hedged changed between December 31, 2025 and June 30, 2026 primarily due to additional fuel swaps.

We estimate that a 10% increase in our weighted-average fuel price would increase our anticipated 2026 fuel expense by $39.7 million. This increase would be offset by an increase in the fair value of all our fuel swap agreements of $18.5 million. Fair value of our derivative contracts is derived using valuation models that utilize the income valuation approach. These valuation models take into account the contract terms such as maturity, as well as other inputs such as fuel types, fuel curves, creditworthiness of the counterparty and the Company, as well as other data points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for a discussion of the risk factors that affect our business and financial results. We caution you that the risk factors discussed in “Item 1A. Risk

Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, elsewhere in this report or other SEC filings could cause future results to differ materially from those stated in any forward-looking statements. You should not interpret the disclosure of a risk to imply that the risk has not already materialized. The impact of macroeconomic conditions and global conflicts have also had the effect of heightening many of the other risks described in the “Risk Factors” included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, such as those relating to our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

In addition, limited availability of shipyard capacity, work stoppages, insolvency or financial problems in the shipyards’ construction, refurbishment or repair of our ships, other “force majeure” events that are beyond our control and the control of shipyards or subcontractors, or changes to technical specifications due to regulatory changes, sustainability initiatives or other strategic initiatives could also delay or prevent the newbuild delivery, refurbishment and repair, maintenance and sale, transfer or charter of our ships. The sale, transfer or charter (including bareboat charter) of our ships also involves risks, including the availability of willing counterparties on acceptable terms, the timing of such transactions, potential residual liabilities, counterparty performance risk, and the possibility that such transactions may not achieve anticipated financial or strategic objectives, and in some cases, will result in a loss on disposal. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment losses. Similarly, market conditions and industry capacity may affect our ability to execute ship sales or enter charter arrangements on favorable terms or at all. A significant delay in the delivery of a new ship, or a significant performance deficiency or mechanical failure of a new ship could also have an adverse effect on our business. The impacts of global events including armed or geopolitical conflicts and pandemics, a lack of viable Dry-dock facilities, modifications the Company plans to make to its newbuilds, including initiatives to improve environmental sustainability, and other macroeconomic events have resulted in some delays in expected ship deliveries, and may result in additional delays in ship deliveries in the future, which may be prolonged. The consolidation of the control of certain European cruise shipyards could result in higher prices for the construction of new ships and refurbishments and could limit the availability of qualified shipyards to construct new ships. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis. Any occurrence that prevented such third party from continuing to oversee such projects or substantially increased the costs related to such oversight could have an adverse effect on our operations. These potential events and the associated losses, to the extent that they are not adequately covered by contractual remedies or insurance, could adversely affect our results of operations and financial condition.

We rely on third parties to provide hotel management services for certain ships, technology services and certain other critical services, and disruptions affecting such providers could adversely affect our business. In certain circumstances, we may not be able to replace such third parties, or we may be forced to replace them at an increased cost to us.

We rely on external third parties to provide hotel management services for certain ships and certain other services, such as key technology and payment processing services, that are vital to our business. Certain key technology services are provided by one or a limited number of third-party providers. If these providers suffer financial hardship, operational disruptions, are unable to continue providing such services or otherwise fail to perform as expected, we cannot guarantee that we will be able to replace such service providers in a timely manner, which may cause an interruption in our operations. To the extent we can replace such service providers, we may incur increased costs for equivalent services. Interruptions to our operations or the need to replace third-party providers at an increased cost could adversely affect our business, financial condition and results of operations.

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

10.1

Norwegian Cruise Line Holdings Ltd. Amended and Restated 2013 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Norwegian Cruise Line Holdings Ltd.’s Form 8-K filed on June 16, 2026 (File No. 001-35784)).***†

10.2*	Directors’ Compensation Policy (effective May 7, 2026).***
31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934.
32.1**

Certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Rule 13a 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	The following unaudited consolidated financial statements from NCL Corporation Ltd.’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL:

(i) the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025;

(ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025;

(iii) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025;

(iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025;

(v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; and

(vi) the Notes to the Consolidated Financial Statements.

104*

The cover page from NCL Corporation Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101.

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

Dated: August 3, 2026